Form 10-Q/A
period 2010-03-31
ATLANTIC POWER CORP
filed 2010-07-23
CIK 1419242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
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

         The number of shares outstanding of the Registrant's Common Stock as of July 23, 2010 was 60,510,070.

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

        These interim financial statements and notes reflect our evaluation of events occurring subsequent to the balance sheet date through July 23, 2010, the date the financial statements were issued.

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

15. Subsequent events

        These financial statements and notes reflect our evaluation of events occurring subsequent to the balance sheet date through July 23, 2010, the date the interim consolidated financial statements were issued.

        In April 2010, we invested an additional $0.8 million to increase our ownership interest in Rollcast to 60%. See Note 4 for additional information.

        On July 2, 2010, we acquired a 27.6% equity interest in Idaho Wind Partners 1, LLC ("IWP") for approximately $40.0 million. IWP recently commenced construction of a 183 MW wind power project located near Twin Falls, Idaho. IWP has 20-year Power Purchase Agreements with Idaho Power Company under which all electricity produced by the project can be sold at fixed prices. Our investment in IWP will be funded with cash on hand and a $20 million borrowing under our senior credit facility. Idaho Wind will be accounted for under the equity method of accounting.

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

        As of July 23, 2010, we have 60,510,070 common shares, Cdn$60 million principal amount of 6.50% convertible secured debentures due October 31, 2014 (the "2006 Debentures"), and Cdn$86.25 million principal amount of 6.25% convertible debentures due March 15, 2017 (the "2009 Debentures" and together with 2006 Debentures, the "Debentures") outstanding. The 2006 Debentures and the 2009 Debentures are convertible at any time, at the option of the holder, into 80.645 and 76.923 common shares per Cdn$1,000 principal amount of Debentures, respectively, representing a conversion price of Cdn$12.40 and Cdn$13.00, respectively, per common share. Holders of common shares receive a monthly dividend at a current annual rate of Cdn$1.094 per common share.

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

OUR POWER PROJECTS

        The following table outlines the Company's portfolio of power generating and transmission assets in operation as of July 23, 2010, including its interest in each facility. Management believes the portfolio is well diversified based on electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region.

Project Name	Location (State)	Type	Total MW	Economic Interest(1)	Accounting Treatment(2)	Net MW(3)	Electricity Purchaser	Power Contract Expiry	Customer S&P Credit Rating

Auburndale	Florida	Natural Gas	155	100.0%	C	155	Progress Energy Florida	2013	BBB+

Lake	Florida	Natural Gas	121	100.0%	C	121	Progress Energy Florida	2013	BBB+

Pasco	Florida	Natural Gas	121	100.0%	C	121	Tampa Electric Co.	2018	BBB

Chambers	New Jersey	Coal	262	40.0%	E	89	ACE(4)	2024	BBB

16	DuPont	2024	A

Path 15	California	Transmission	N/A	100.0%	C	N/A	California Utilities via CAISO(5)	N/A	(6)	BBB+ to A(7)

Orlando	Florida	Natural Gas	129	50.0%	E	46	Progress Energy Florida	2023	BBB+

19	Reedy Creek Improvement District	2013	(8)	A(9)

Selkirk	New York	Natural Gas	345	18.50%	(10)	E	15	Merchant	N/A	N/R

49	Consolidated Edison	2014	A-

Gregory	Texas	Natural Gas	400	17.10%	E	59	Fortis Energy Marketing and Trading	2013	A-

9	Sherwin Alumina	2020	NR

Topsham(11)	Maine	Hydro	14	50.0%	E	7	Central Maine Power	2011	BBB+

Badger Creek	California	Natural Gas	46	50.0%	E	23	Pacific Gas & Electric	2011	BBB+

Rumford	Maine	Coal/Biomass	85	23.50%	(10)	E	20	Rumford Paper Co.	2010	N/R

Koma Kulshan	Washington	Hydro	13	49.80%	E	6	Puget Sound Energy	2037	BBB

Delta-Person	New Mexico	Natural Gas	132	40.0%	E	53	PNM	2020	BB-

Idaho Wind	Idaho	Wind	183	27.56%	E	51	Idaho Power Co.	2030	BBB

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

        On July 2, 2010, we acquired a 27.6% equity interest in Idaho Wind Partners 1, LLC ("IWP") for approximately $40.0 million. IWP recently commenced construction of a 183 MW wind power project located near Twin Falls, Idaho. IWP has 20-year Power Purchase Agreements with Idaho Power Company under which all electricity produced by the project can be sold at fixed prices. Our investment in IWP will be funded with cash on hand and a $20 million borrowing under our senior credit facility. Idaho Wind will be accounted for under the equity method of accounting.

        In April 2010, we filed an initial registration statement on Form 10 with the U.S. Securities and Exchange Commission. Our registration statement became effective on July 21, 2010 and we listed our common shares on the New York Stock Exchange on July 23, 2010. Beginning with the first quarter 2010, Atlantic Power is reporting under U.S. GAAP. Amounts reported in previous periods under Canadian GAAP have been conformed to U.S. GAAP in this Quarterly Report on Form 10-Q, which has been filed in both Canada and the U.S.

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

(unaudited) (in thousands of U.S. dollars, except as otherwise stated)	March 31, 2010	March 31, 2009
Cash flows from operating activities(1)	20,839	18,353
Project-level debt repayments	(2,700)	(1,306)
Interest on IPS portion of subordinated notes(2)	—	7,713
Purchases of property, plant and equipment	(319)	(622)

Cash Flow Available for Distribution(3)	17,820	24,138
Interest on subordinated notes	—	7,713
Dividends on common shares	15,801	5,593

Total distributions to shareholders	15,801	13,306
Payout ratio	89%	55%
Expressed in Cdn$
Cash Flow Available for Distribution	18,540	30,034
Total distributions to shareholders	16,527	16,673

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

        We expect to receive distributions from the Lake project of approximately $25 million to $27 million in 2010. In 2011 and 2012, expected distributions from Lake are expected to be $28 million to $32 million per year. The increases in 2011 and 2012 are primarily due to higher contractual capacity revenue and lower hedged natural gas prices than in 2010. These estimated distributions are based on our current internal models as of July 23, 2010. Our models are based on future natural gas prices forecasted by Cambridge Energy Research Associates, an independent third-party energy consulting firm.

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

        The projected revenue from the Auburndale PPA contains a component related to coal costs at the utility off-taker's Crystal River facility as described above for the Lake project. Because that mechanism does not pass through changes in the project's fuel costs, Auburndale's operating margin is exposed to changes in natural gas prices for approximately 20% of its natural gas requirements throughout the PPA's expiration in mid-2012. The remaining 80% of the project's fuel requirements are supplied under an agreement with fixed prices through its expiration in mid-2012. We have been executing a strategy to mitigate the future exposure to changes in natural gas prices at Auburndale by periodically entering into financial swaps that effectively fix the forward price of natural gas required at the project. See "Quantitative and Qualitative Disclosures About Market Risk" for additional details about hedge contracts executed as of July 23, 2010. The 2010 and 2011 natural gas price exposure at Auburndale has been substantially hedged. We intend to continue, when appropriate, to evaluate opportunities to further mitigate natural gas price exposure at Auburndale in the 2012 to 2013 period.

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

        The following table summarizes the hedge position related to natural gas needed to meet PPA requirements at Lake and Auburndale as of July 23, 2010:

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

Date: July 23, 2010	Atlantic Power Corporation
	By:	/s/ PATRICK J. WELCH
		Name:	Patrick J. Welch
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934