Form 10-Q/A
period 2010-03-31
ATLANTIC POWER CORP
filed 2010-07-26
CIK 1419242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

        Atlantic Power Corporation is filing this Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q as of and for the period ended March 31, 2010, originally filed with the Securities and Exchange Commission (the "SEC") on May 14, 2010 (the "Original Form 10-Q"), solely for the purpose of including the certifications required by Section 906 of the Sarbanes-Oxley Act, which were omitted from the Original Form 10-Q, and otherwise to conform certain disclosures in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to comments received from the SEC.

        Other than the revisions discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not revised, which should be read in their historical context.

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

OVERVIEW

        Atlantic Power Corporation is an independent power producer, with power projects located in major markets in the United States. Our current portfolio consists of interests in 12 operational power generation projects across eight states, a 500 kilovolt 84-mile electric transmission line located in California, and six development projects in five states. Our power generation projects have an aggregate gross electric generation capacity of approximately 1,823 megawatts (or "MW"), in which our ownership interest is approximately 808 MW.

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

(1)
Project Adjusted EBITDA is a non-GAAP measure. See "Non-GAAP Financial Measures" on Page 31 of this Quarterly Report on Form 10-Q for additional details.

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

(1)
Project Adjusted EBITDA is a non-GAAP measure. See "Non-GAAP Financial Measures" on Page 31 of this Quarterly Report on Form 10-Q for additional details.

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

(1)
Project Adjusted EBITDA is a non-GAAP measure. See "Non-GAAP Financial Measures" on Page 31 of this Form 10-Q for additional details.

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

Outlook

        Based on year-to-date results and our projections for the remainder of the year, we expect to receive distributions from our projects in the range of $70 million to $77 million for the full year 2010.

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

        Looking ahead to 2011, we expect overall levels of cash flow to be generally consistent with 2010. Higher project distributions and a slightly lower payment under the management agreement termination are expected to be offset by the non-recurrence of the cash tax refunds that are anticipated in 2010. In 2012, still higher distributions from projects are expected to increase operating cash flow and reduce the payout ratio significantly compared to 2010 and 2011. The most significant factor in the expected higher operating cash flow in 2012 is increased distributions from Selkirk following the final payment of its non-recourse project-level debt in 2012.

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

ITEM 6.    EXHIBITS.

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934
32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2010	Atlantic Power Corporation
	By:	/s/ PATRICK J. WELCH
		Name:	Patrick J. Welch
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934
32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934