Form 10-Q
period 2011-03-31
ATLANTIC POWER CORP
filed 2011-05-11
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        The number of shares outstanding of the registrant's Common Stock as of May 10, 2011 was 68,531,901.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2011

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

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,258	$45,497
Restricted cash	23,268	15,744
Accounts receivable	19,781	19,362
Note receivable—related party (Note 14)	17,671	22,781
Current portion of derivative instruments asset (Notes 8 and 9)	9,340	8,865
Prepayments, supplies, and other	8,583	8,480
Refundable income taxes	2,079	1,593

Total current assets	108,980	122,322
Property, plant, and equipment, net	284,018	271,830
Transmission system rights	186,171	188,134
Equity investments in unconsolidated affiliates (Note 4)	294,231	294,805
Other intangible assets, net	82,933	88,462
Goodwill	12,453	12,453
Derivative instruments asset (Notes 8 and 9)	22,461	17,884
Other assets	16,554	17,122

Total assets	$1,007,801	$1,013,012

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$22,857	$20,530
Current portion of long-term debt (Note 6)	24,394	21,587
Current portion of derivative instruments liability (Notes 8 and 9)	8,940	10,009
Interest payable on convertible debentures (Note 7)	3,759	3,078
Dividends payable	6,430	6,154
Other current liabilities	124	5

Total current liabilities	66,504	61,363
Long-term debt (Note 6)	240,692	244,299
Convertible debentures (Note 7)	210,005	220,616
Derivative instruments liability (Notes 8 and 9)	20,214	21,543
Deferred income taxes	31,632	29,439
Other non-current liabilities	1,949	2,376
Commitments and contingencies (Note 15)	—	—

Equity
Common shares, no par value, unlimited authorized shares; 68,530,369 and 67,118,154 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	642,453	626,108
Accumulated other comprehensive loss (Note 9)	527	255
Retained deficit	(209,528)	(196,494)

Total Atlantic Power Corporation shareholders' equity	433,452	429,869

Noncontrolling interest	3,353	3,507

Total equity	436,805	433,376

Total liabilities and equity	$1,007,801	$1,013,012

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
Project revenue:
Energy sales	$18,502	$15,913
Energy capacity revenue	27,138	23,194
Transmission services	7,644	7,644
Other	381	470

	53,665	47,221
Project expenses:
Fuel	17,068	16,157
Operations and maintenance	8,833	5,041
Project operator fees and expenses	2,239	919
Depreciation and amortization	10,879	10,071

	39,019	32,188
Project other income (expense):
Change in fair value of derivative instruments (Notes 8 and 9)	3,561	(12,194)
Equity in earnings of unconsolidated affiliates (Note 4)	1,311	5,436
Interest expense, net	(4,647)	(4,411)
Other expense, net	(2)	—

	223	(11,169)

Project income	14,869	3,864
Administrative and other expenses (income):
Administration	4,054	4,100
Interest expense, net	3,968	2,794
Foreign exchange gain (Note 9)	(658)	(1,792)

	7,364	5,102

Income (loss) from operations before income taxes	7,505	(1,238)
Income tax expense	1,523	4,873

Net income (loss)	5,982	(6,111)
Net loss attributable to noncontrolling interest	(154)	(48)

Net income (loss) attributable to Atlantic Power Corporation	$6,136	$(6,063)

Net income (loss) per share attributable to Atlantic Power Corporation shareholders: (Note 12)
Basic	$0.09	$(0.10)
Diluted	$0.09	$(0.10)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,982	$(6,111)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	10,879	10,071
Long-term incentive plan expense	825	1,420
Equity in earnings from unconsolidated affiliates	(1,311)	(5,436)
Distributions from unconsolidated affiliates	1,450	1,334
Unrealized foreign exchange loss (gain)	1,878	(623)
Change in fair value of derivative instruments	(3,561)	12,194
Change in deferred income taxes	2,011	4,829
Change in other operating balances
Accounts receivable	(419)	350
Prepayments, refundable income taxes and other assets	176	(372)
Accounts payable and accrued liabilities	1,937	1,276
Other liabilities	500	1,907

Net cash provided by operating activities	20,347	20,839
Cash flows (used in) provided by investing activities:
Acquisitions and investments, net of cash acquired	—	324
Change in restricted cash	(7,524)	(7,526)
Proceeds from related party loan repayment	5,110	—
Biomass development costs	(308)	(317)
Purchase of property, plant and equipment	(15,393)	(319)

Net cash used in investing activities	(18,115)	(7,838)
Cash flows (used in) provided by financing activities:
Repayment of project-level debt	(3,400)	(2,700)
Proceeds from project-level borrowings	2,781	—
Dividends paid	(18,852)	(15,795)

Net cash used in financing activities	(19,471)	(18,495)

Net decrease in cash and cash equivalents	(17,239)	(5,494)
Cash and cash equivalents at beginning of period	45,497	49,850

Cash and cash equivalents at end of period	$28,258	$44,356

Supplemental cash flow information
Interest paid	$4,659	$1,450
Income taxes paid (refunded), net	$14	$(26)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and summary of significant accounting policies

Overview

        Atlantic Power Corporation owns and operates a diverse fleet of power generation and infrastructure assets in the United States. Our power generation projects sell electricity to utilities and other large commercial customers under long-term power purchase agreements, which seek to minimize exposure to changes in commodity prices. Our power generation projects in operation have an aggregate gross electric generation capacity of approximately 1,948 megawatts (or "MW") in which our ownership interest is approximately 871 MW. Our current portfolio consists of interests in 12 operational power generation projects across nine states, one biomass project under construction in Georgia, and a 500 kilovolt 84-mile electric transmission line located in California. Atlantic Power also owns a majority interest in Rollcast Energy, a biomass power plant developer with several projects under development. Six of our projects are wholly-owned subsidiaries: Lake Cogen, Ltd., Pasco Cogen, Ltd., Auburndale Power Partners, L.P., Cadillac Renewable Energy, LLC, Piedmont Green Power, LLC and Atlantic Path 15, LLC.

        The interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission ("SEC") regulations for interim financial information and with the instructions to Form 10-Q. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of results for the full year.

        In our opinion, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly our consolidated financial position as of March 31, 2011, the results of operations for the three month periods ended March 31, 2011 and 2010, and our cash flows for the three month periods ended March 31, 2011 and 2010.

Use of estimates:

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and assumptions, including the fair values of acquired assets, the useful lives and recoverability of property, plant and equipment and power purchase agreements ("PPAs"), the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the valuation of shares associated with our long-term incentive plan and the fair value of financial instruments and derivatives. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets if indications of impairment exist during the period. These estimates and assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying assumptions and estimates change, the recorded amounts could change by a material amount.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and summary of significant accounting policies (Continued)

Reclassifications:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        In December 2010, the FASB issued changes to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity's ability to assert that such a reporting unit's goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. We adopted these changes beginning January 1, 2011. Based on the most recent impairment review of our goodwill (2010 fourth quarter), we determined these changes did not impact the consolidated financial statements.

        In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. We adopted these changes beginning January 1, 2011. We determined that the adoption of these changes did not impact the consolidated financial statements, as our projects do not currently have any such arrangements with their customers.

        In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number) of these Level 3 financial instruments. We adopted these changes beginning January 1, 2011. We determined that these changes did not have an impact on the consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and summary of significant accounting policies (Continued)

        In April 2010, the FASB issued changes to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award's exercise price is denominated in the currency of a market in which a substantial portion of the entity's equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. These changes were adopted beginning on January 1, 2011. We determined that these changes did not have an impact on the consolidated financial statements.

2. Comprehensive income (loss)

        The following table summarizes the components of comprehensive income (loss), net of tax of $480 and ($11), respectively, for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net income (loss)	$5,982	$(6,111)
Unrealized gain (loss) on hedging activity	721	(16)

Comprehensive income (loss)	$6,703	$(6,127)

3. Acquisitions and divestitures

(a)   Topsham

        On February 28, 2011, we entered into a purchase and sale agreement with an affiliate of ArcLight Capital Partners, LLC ("ArcLight") for the purchase of our lessor interest in the project. The transaction closed on May 6, 2011 and we received proceeds of $8.5 million, resulting in no gain or loss on the sale.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity method investments

        The following summarizes the operating results for the three months ended March 31, 2011 and 2010, respectively, for our equity earnings interest in our equity method investments:

	Three-months ended March 31,
	2011	2010
Revenue
Chambers	13,269	15,416
Badger Creek	3,316	3,886
Gregory	7,181	8,866
Orlando	9,926	10,439
Selkirk	10,902	13,479
Other	1,821	664

	46,415	52,750
Project expenses
Chambers	9,380	10,266
Badger Creek	2,983	3,470
Gregory	6,630	8,224
Orlando	9,463	10,047
Selkirk	12,659	12,828
Other	1,428	590

	42,543	45,425
Project other income (expense)
Chambers	(427)	(907)
Badger Creek	—	6
Gregory	(38)	207
Orlando	(30)	(33)
Selkirk	(1,636)	(1,098)
Other	(430)	(64)

	(2,561)	(1,889)
Project income (loss)
Chambers	3,462	4,243
Badger Creek	333	422
Gregory	513	849
Orlando	433	359
Selkirk	(3,393)	(447)
Other	(37)	10

	1,311	5,436

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accumulated depreciation and amortization

        The following table presents accumulated depreciation of property, plant and equipment and the accumulated amortization of transmission system rights and other intangible assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Property, plant and equipment	$95,067	$91,851
Transmission system rights	45,498	43,535
Other intangible assets	62,730	57,000

6. Long-term debt

        Long-term debt represents project-level long-term debt of our consolidated subsidiaries and the unamortized balance of purchase accounting adjustments that were recorded in connection with the Path 15 acquisition in order to adjust the debt to its fair value on the acquisition date. Project-level debt is non-recourse to Atlantic Power and generally amortizes during the term of the respective revenue generating contracts of the projects.

	March 31, 2011	December 31, 2010
Project debt, interest rates ranging from 5.1% to 9.0% maturing through 2028	$253,962	$254,581
Purchase accounting fair value adjustments	11,124	11,305
Less: current portion of long-term debt	(24,394)	(21,587)

Long-term debt	$240,692	$244,299

        Project-level debt is secured by the respective project and its contracts with no other recourse to us. The loans have certain financial covenants that must be met. At March 31, 2011, all of our projects were in compliance with the covenants contained in project-level debt. However, the holding company for our investment in the Chambers project, Epsilon Power Partners, as well as the Selkirk and Delta-Person projects had not achieved the levels of debt service coverage ratios required by the project-level debt arrangements as a condition to make distributions and were therefore restricted from making distributions to us.

        As of March 31, 2011 the inception to date balance on the Piedmont construction debt funded by the bridge loan was $2.8 million.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible debentures

        The following table contains details related to outstanding convertible debentures during the three month period ended March 31, 2011:

	6.5% Debentures due 2014	6.25% Debentures due 2017	5.6% Debentures due 2017
Balance at December 31, 2010 (Cdn$)	55,801	83,124	80,500
Principal amount converted (Cdn$)	(7,685)	(8,119)	—

Balance at March 31, 2011 (Cdn$)	48,116	75,005	80,500
Balance at March 31, 2011 (US$)	49,625	77,357	83,023
Common shares issued on conversion	619,752	624,535	—

        Aggregate interest expense related to the convertible debentures was $3.4 million and $2.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.

8. Fair value of financial instruments

        The following represents our financial assets and liabilities that were recognized at fair value as of March 31, 2011 and December 31, 2010. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$28,258	$—	$—	$28,258
Restricted cash	23,268	—	—	23,268
Derivative instruments asset	—	31,801	—	31,801

Total	$51,526	$31,801	$—	$83,327

Liabilities:
Derivative instruments liability	$—	$29,154	$—	$29,154

Total	$—	$29,154	$—	$29,154

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$45,497	$—	$—	$45,497
Restricted cash	15,744	—	—	15,744
Derivative instruments asset	—	26,749	—	26,749

Total	$61,241	$26,749	$—	$87,990

Liabilities:
Derivative instruments liability	—	31,552	—	31,552

Total	$—	$31,552	$—	$31,552

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair value of financial instruments (Continued)

        The fair value of our derivative instruments are based on price quotes from brokers in active markets who regularly facilitate those transactions and we believe such price quotes are executable. We adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating or the credit rating of our counterparties. As of March 31, 2011, the credit reserve resulted in a $0.1 million net increase in fair value, which is comprised of a $0.3 million pre-tax gain in other comprehensive income offset by a $0.1 million loss in change in fair value of derivative instruments and a $0.1 million loss in foreign exchange. As of December 31, 2010, the credit reserve resulted in a $0.6 million net increase in fair value, which is comprised of a $0.2 million pre-tax gain in other comprehensive income and a $0.5 million gain in change in fair value of derivative instruments offset by a $0.1 million loss in foreign exchange.

9. Accounting for derivative instruments and hedging activities

  Fair value of derivative instruments

        We have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	March 31, 2011
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$2,107
Interest rate swaps long-term	—	2,041

Total derivative instruments designated as cash flow hedges	—	4,148

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2,253
Interest rate swaps long-term	4,708	1,765
Foreign currency forward contracts current	9,340	—
Foreign currency forward contracts long-term	17,545	—
Natural gas swaps current	—	4,580
Natural gas swaps long-term	208	16,408

Total derivative instruments not designated as cash flow hedges	31,801	25,006

Total derivative instruments	$31,801	$29,154

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accounting for derivative instruments and hedging activities (Continued)

	December 31, 2010
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$2,124
Interest rate swaps long-term	—	2,626

Total derivative instruments designated as cash flow hedges	—	4,750

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	1,286
Interest rate swaps long-term	3,299	2,000
Foreign currency forward contracts current	8,865	—
Foreign currency forward contracts long-term	14,585	—
Natural gas swaps current	—	6,599
Natural gas swaps long-term	—	16,917

Total derivative instruments not designated as cash flow hedges	26,749	26,802

Total derivative instruments	$26,749	$31,552

Natural gas swaps

        The Lake project's operating margin is exposed to changes in natural gas spot market prices through the expiration of its PPA on July 31, 2013. The Auburndale project purchases natural gas under a fuel supply agreement which provides approximately 80% of the project's fuel requirements at fixed prices through June 30, 2012. The remaining 20% is purchased at spot market prices and therefore the project is exposed to changes in natural gas prices for that portion of its gas requirements through the termination of the fuel supply agreement and 100% of its natural gas requirements from the expiration of the fuel supply agreement in mid-2012 until the termination of its PPA at the end of 2013.

        In October 2010, we entered into natural gas swaps that are effective in 2014 and 2015. The natural gas swaps are related to our 50% share of expected fuel purchases at our Orlando project as its operating margin is exposed to changes in natural gas prices following the expiration of its fuel contract at the end of 2013. These financial swaps effectively fix the price of 1.2 million Mmbtu of natural gas at the Orlando project at a weighted average price of $5.76/Mmbtu and represent approximately 25% of our share of the expected natural gas purchases at the project during 2014 and 2015. These swap agreements were entered into by Atlantic Power Corporation and not at the project level. Orlando is accounted for under the equity method of accounting.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accounting for derivative instruments and hedging activities (Continued)

  Interest Rate Swaps

        We have executed an interest rate swap at our consolidated Auburndale project to economically fix a portion of its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreement was designated as a cash flow hedge of the forecasted interest payments under the project-level Auburndale debt agreement. The interest rate swap agreement effectively converted the floating rate debt to a fixed interest rate of 3.12%. The notional amount of the swap matches the outstanding principal balance over the remaining life of Auburndale's debt. The interest rate swap was executed in November 2009 and expires on November 30, 2013.

        The Cadillac project has an interest rate swap agreement that effectively fixes the interest rate at 5.90% from February 20, 2008 to February 15, 2011, 6.02% from February 16, 2011 to February 15, 2015, 6.14% from February 16, 2015 to February 15, 2019, 6.26% from February 16, 2019 to February 15, 2023, and 6.38% thereafter. The notional amount of the interest rate swap agreement matches the outstanding principal balance over the remaining life of Cadillac's debt. This swap agreement, which qualifies and is designated as a cash flow hedge, is effective through June 2025.

        We executed two interest rate swaps at our consolidated Piedmont project to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreements are not designated as hedges and changes in their fair market value are recorded in the consolidated statements of operations. The interest rate swap agreement effectively converted the floating rate debt to a fixed interest rate of 1.7% plus an applicable margin ranging from 3.5% to 3.75% from March 31, 2011 to February 29, 2016. From February 2016 until the maturity of the debt in November 2017, the fixed rate of the swap is 4.47% and the applicable margin is 4.0%, resulting in an all-in rate of 8.47%. The swap continues at the fixed rate of 4.47% from the maturity of the debt in November 2017 until November 2030. The notional amounts of the interest rate swap agreements match the estimated outstanding principal balance of Piedmont's cash grant bridge loan and the construction loan facility which will convert to a term loan. The interest rate swaps were executed on October 21, 2010 and November 2, 2010 and expire on February 29, 2016 and November 30, 2030, respectively.

  Impact of derivative instruments on the consolidated income statements

        Unrealized gains (losses) on interest rate swaps designated as cash flow hedges have been recorded in shareholders' equity as a gain in other comprehensive income of $1.2 million and $0.2 million for the three-month periods ended March 31, 2011 and 2010, respectively. Realized losses on these interest rate swaps of $0.6 million and $0.2 million were recorded in interest expense, net for the three-month periods ended March 31, 2011 and 2010, respectively.

        Unrealized gains and losses on natural gas swaps previously designated as cash flow hedges are recorded in other comprehensive income. In the period in which the unrealized gains and losses are settled, the cash settlement payments are recorded as fuel expense. Other comprehensive loss recorded for natural gas swap contracts accounted for as cash flow hedges totaled $5.1 million, prior to July 1, 2009 when hedge accounting for these natural gas swaps was discontinued prospectively. Amortization of the gain (loss) of $0.1 million and $(0.4) million, was recorded in change in fair value of derivative instruments for the three-month periods ended March 31, 2011 and 2010, respectively.

        Unrealized gains and losses on derivative instruments not designated as cash flow hedges are recorded in change in fair value of derivative instruments in the consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accounting for derivative instruments and hedging activities (Continued)

        The following table summarizes realized gains and losses for derivative instruments not designated as cash flow hedges:

		Three months ended March 31,
	Classification of (gain) loss recognized in income
		2011	2010
Natural gas swaps	Fuel	$2,476	$1,818
Foreign currency forwards	Foreign exchange gain	(2,537)	(1,169)
Interest rate swaps	Interest, net	976	475

        Unrealized gains and losses associated with changes in the fair value of derivative instruments not designated as cash flow hedges and ineffectiveness of derivatives designated as cash flow hedges are reflected in current period earnings. The following table summarizes the pre-tax gains and (losses) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Three months ended March 31,
	2011	2010
Change in fair value of derivative instruments:
Interest rate swaps	$678	$(46)
Natural gas swaps	2,883	(12,148)

	$3,561	$(12,194)

  Volume of forecasted transactions

        We entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the normal purchases and normal sales exception as of March 31, 2011:

	Units	March 31, 2011
Interest rate swaps	Interest (US$)	$63,732
Currency forwards	Dollars (Cdn$)	$201,800
Natural gas swaps	Natural Gas (Mmbtu)	14,580

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

        The foreign exchange forward contracts are recorded at estimated fair value based on quoted market prices and our estimation of the counterparty's credit risk. The fair value of our forward foreign currency contracts is $26.9 million and $23.4 million at March 31, 2011 and December 31, 2010, respectively. Changes in the fair value of the foreign currency forward contracts are recorded in foreign exchange (gain) loss in the consolidated statements of operations.

        The following table contains the components of recorded foreign exchange (gain) loss for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Unrealized foreign exchange (gain) loss:
Convertible debentures	$5,314	$(541)
Forward contracts and other	(3,436)	(82)

	1,878	(623)
Realized foreign exchange gains on forward contract settlements	(2,536)	(1,169)

	$(658)	$(1,792)

        The following table illustrates the impact on our financial instruments of a 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar as of March 31, 2011:

Convertible debentures, at carrying value	$21,001
Foreign currency forward contracts	$(22,539)

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax rate:

For the three month period ended March 31, 2011	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at December 31, 2010	$(427)	$682	$255
Change in fair value of cash flow hedges	721	—	721
Realized from OCI during the period	(360)	(89)	(449)

Accumulated OCI balance at March 31, 2011	$(66)	$593	$527

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accounting for derivative instruments and hedging activities (Continued)

For the three month period ended March 31, 2010	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at December 31, 2009	$(538)	$(321)	$(859)
Change in fair value of cash flow hedges	116	—	116
Realized from OCI during the period	(132)	248	116

Accumulated OCI balance at March 31, 2010	$(554)	$(73)	$(627)

10. Income taxes

        The difference between the actual tax expense of $1.5 million for the three months ended March 31, 2011 and the expected income tax expense, based on a the Canadian enacted statutory rate of 26.5%, of $2.0 million is primarily due to an increase in the valuation allowance and various other permanent differences.

	Three months ended March 31,
	2011	2010
Current income tax expense (benefit)	$(488)	$44
Deferred tax expense (benefit)	2,011	4,829

Total income tax expense (benefit)	$1,523	$4,873

  Valuation Allowance

        As of March 31, 2011, we have recorded a valuation allowance of $79.1 million. This amount is comprised primarily of provisions against available Canadian and U.S net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

11. Long-Term Incentive Plan

        The following table summarizes the changes in outstanding LTIP notional units during the three months ended March 31, 2011:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2010	600,981	$10.28
Granted	153,094	$15.00
Additional shares from dividends	11,226	$10.19
Vested	(263,523)	$9.40

Outstanding at March 31, 2011	501,778	$11.97

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Incentive Plan (Continued)

        Certain awards have a market condition based on our total shareholder return during the performance period compared to a group of peer companies. See further details as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

        The calculation of simulated total shareholder return under the Monte Carlo model for the remaining time in the performance period for awards with market conditions included the following assumptions:

Three months ended March 31, 2011
Weighted average risk free rate of return	0.80%
Dividend yield	7.5%
Expected volatility—Company	25.0%
Expected volatility—peer companies	15.0 – 85.0%
Weighted average remaining measurement period	1.19 years

12. Basic and diluted earnings (loss) per share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during their respective period. Diluted earnings (loss) per share is computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include shares that would be issued if all of the convertible debentures were converted into shares at January 1, 2011. Dilutive potential shares also include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the LTIP were vested and redeemed for shares under the terms of the LTIP.

        Because we reported a loss for the three months ended March 31, 2010, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Basic and diluted earnings (loss) per share (Continued)

        The following table sets forth the diluted net income (loss) and potentially dilutive shares utilized in the per share calculation for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Numerator:
Net income (loss) attributable to Atlantic Power Corporation	$6,136	$(6,063)
Add: interest expense for potentially dilutive convertible debentures, net(1)	—	—

Diluted net income (loss) attributable to Atlantic Power Corporation	$6,136	$(6,063)

(1)
The above adjustment for net interest on the potential common shares that would be issued on the conversion of the convertible debentures has been excluded as the impact would be anti-dilutive for all periods presented.

	Three months ended March 31,
	2011	2010
Denominator:
Basic shares outstanding	67,654	60,404
Dilutive potential shares:
Convertible debentures	14,809	11,473
LTIP notional units	517	394

Potentially dilutive shares	82,980	72,271

Diluted EPS	$0.09	$(0.10)

        Potentially dilutive shares from convertible debentures have been excluded from fully diluted shares in the three-month period ended March 31, 2011 because its impact would be anti-dilutive.

        Potentially dilutive shares from convertible debentures and potentially dilutive shares from LTIP notional units have been excluded from fully diluted shares in the three-month period ended March 31, 2010 because its impact would be anti-dilutive.

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

	Path 15	Auburndale	Lake	Pasco	Chambers	Other Project Assets	Un-allocated Corporate	Consolidated
Three month period ended March 31, 2011:
Operating revenues	$7,644	$21,782	$17,124	$2,520	$0	$4,595	$0	$53,665
Segment assets	215,019	102,926	108,409	37,991	145,450	338,068	59,938	1,007,801
Project Adjusted EBITDA	$6,570	$10,313	$8,490	$(1,077)	$4,724	$6,973	$0	$35,993
Change in fair value of derivative instruments	—	(961)	(1,565)	—	(752)	494	—	(2,784)
Depreciation and amortization	1,973	4,959	2,290	757	836	6,622	—	17,437
Interest, net	2,992	313	(3)	—	1,386	1,552	—	6,240
Other project (income) expense	—	—	—	—	200	31	—	231

Project income	1,605	6,002	7,768	(1,834)	3,054	(1,726)	—	14,869
Interest, net	—	—	—	—	—	—	3,968	3,968
Administration	—	—	—	—	—	—	4,054	4,054
Foreign exchange gain	—	—	—	—	—	—	(658)	(658)
Other expense, net	—	—	—	—	—	—	—	—
Income (loss) from operations before income taxes	1,605	6,002	7,768	(1,834)	3,054	(1,726)	(7,364)	7,505
Income tax expense (benefit)	—	—	—	—	—	—	1,523	1,523

Net income (loss)	$1,605	$6,002	$7,768	$(1,834)	$3,054	$(1,726)	$(8,887)	$5,982

	Path 15	Auburndale	Lake	Pasco	Chambers	Other Project Assets	Un-allocated Corporate	Consolidated
Three month period ended March 31, 2010:
Operating revenues	$7,644	$20,467	$16,241	$2,869	$—	$—	$—	$47,221
Segment assets	223,467	126,191	118,320	41,693	142,216	7,131	217,659	876,677
Project Adjusted EBITDA	$7,053	$9,371	$7,313	$1,415	$5,988	$7,655	$—	$38,795
Change in fair value of derivative instruments	—	4,212	7,935	—	(173)	546	—	12,520
Depreciation and amortization	2,099	4,948	2,269	746	837	5,487	—	16,386
Interest, net	3,146	471	(2)	—	1,676	487	—	5,778
Other project (income) expense	—	—	—	—	199	48	—	247

Project income	1,808	(260)	(2,889)	669	3,449	1,087	—	3,864
Interest, net	—	—	—	—	—	—	2,794	2,794
Administration	—	—	—	—	—	—	4,100	4,100
Foreign exchange gain	—	—	—	—	—	—	(1,792)	(1,792)
Other income, net	—	—	—	—	—	—	—	—
Loss from operations before income taxes	1,808	(260)	(2,889)	669	3,449	1,087	(5,102)	(1,238)
Income tax expense (benefit)	—	—	—	—	—	—	4,873	4,873

Net loss	$1,808	$(260)	$(2,889)	$669	$3,449	$1,087	$(9,975)	$(6,111)

        Progress Energy Florida and the California Independent System Operator ("CAISO") provide for 71.7% and 14.2%, respectively, of total consolidated revenues for the three months ended March 31, 2011 and 77.0% and 16.2% for the three months ended March 31, 2010. Progress Energy Florida purchases electricity from Auburndale and Lake, and the CAISO makes payments to Path 15.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related party transactions

        On February 28, 2011, we entered into a purchase and sale agreement with an affiliate of ArcLight Capital Partners, LLC ("ArcLight") for the purchase of our lessor interest in the project. The transaction closed on May 6, 2011 and we received proceeds of $8.5 million, resulting in no gain or loss on the sale.

        During 2010, we made a short-term $22.8 million loan to Idaho Wind to provide temporary funding for construction of the project until a portion of the project-level construction financing is completed. Member loans will be paid down with a combination of excess proceeds from the federal stimulus grant after repaying the cash grant facility, funds from a third closing for additional debt and project cash flow. The federal stimulus grant is expected in June of 2011 and a third closing is expected by the end of the year. The outstanding loans bear interest at a prime rate plus 10% (13.25% as December 31, 2010). During the three-months ended March 31, 2011, we received $0.5 million in interest payments related to the member loans. As of May 10, 2011, $5.1 million of the loan has been repaid.

        Prior to December 31, 2009, Atlantic Power was managed by Atlantic Power Management, LLC (the "Manager"), which was owned by two private equity funds managed by ArcLight. On December 31, 2009, we terminated our management agreements with the Manager and have agreed to pay the ArcLight funds an aggregate of $15 million, to be satisfied by a payment of $6 million that was made at the termination date, and additional payments of $5 million, $3 million and $1 million on the respective first, second and third anniversaries of the termination date. The remaining liability associated with the termination fee is recorded at its estimated fair value of $3.7 million at March 31, 2011. The contract termination liability is being accreted to the final amounts due over the term of these payments.

15. Commitments and contingencies

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

        From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending as of March 31, 2011 which are expected to have a material adverse impact on our financial position or results of operations.

16. Subsequent events

        On May 6, 2011 we closed on the sale of our 50.0% lessor interest in the Topsham project for $8.5 million, resulting in no gain or loss on the sale.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "outlook," "objective," "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," "continue," or similar expressions suggesting future outcomes or events. Examples of such statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to the following:

  •
  the amount of distributions expected to be received from the projects for the full year 2011 and 2012;

  •
  our expectation of higher operating cash flow in 2012, primarily attributable to increased distributions from Selkirk;

  •
  our expectation of a significant increase in cash distributions from Orlando beginning in 2014;

  •
  our forecast of expected annual cash distributions from the Lake and Auburndale projects through 2012; and

  •
  the expected resumption of distributions from the holding company on our Chambers project in 2011.

        Such forward-looking statements reflect our current expectations regarding future events and operating performance and speak only as of the date of this Quarterly Report on Form 10-Q. Such forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to the assumption that the projects will operate and perform in accordance with our expectations. Forward-looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under "Risk Factors" included in the filings we make from time to time with the SEC. Our business is both competitive and subject to various risks.

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

OVERVIEW

        Atlantic Power Corporation owns and operates a diverse fleet of power generation and infrastructure assets in the United States. Our power generation projects sell electricity to utilities and other large commercial customers under long-term power purchase agreements, which seek to minimize exposure to changes in commodity prices. Our power generation projects in operation have an aggregate gross electric generation capacity of approximately 1,948 MW in which our ownership interest is approximately 871 MW. Our current portfolio consists of interests in 12 operational power generation projects across nine states, one biomass project under construction in Georgia, and a 500 kilovolt 84-mile electric transmission line located in California. Atlantic Power also owns a majority interest in Rollcast Energy, a biomass power plant developer with several projects under development.We sell the capacity and energy from our power generation projects under power purchase agreements (or "PPAs") with a variety of utilities and other parties. Under the PPAs, which have expiration dates ranging from 2011 to 2037, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). We also sell steam from a number of our projects under steam sales agreements to industrial purchasers. The transmission system rights (or "TSRs") we own in our power transmission project entitle us to payments indirectly from the utilities that make use of the transmission line.

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

        We partner with recognized leaders in the independent power industry to operate and maintain our projects, including Caithness Energy, LLC, Power Plant Management Services, Delta Power Services and the Western Area Power Administration. Under these operation, maintenance and management agreements, the operator is typically responsible for operations, maintenance and repair services.

        We completed our initial public offering on the Toronto Stock Exchange (TSX: ATP) in November 2004. Our shares began trading on the NYSE under the symbol "AT" on July 23, 2010.

        As of May 10, 2011, we had 68,531,901 common shares, Cdn$48.1 million ($50.4 million) principal amount of 6.50% convertible secured debentures due October 31, 2014 (the "2006 Debentures"), Cdn$75.0 million ($78.6 million) principal amount of 6.25% convertible debentures due March 15, 2017 (the "2009 Debentures"), and Cdn$80.5 million ($84.4 million) principal amount of 5.60% convertible debentures due June 30, 2017 (the "2010 Debentures" and together with the 2006 and 2009 Debentures, the "Debentures") outstanding. The 2006 Debentures, 2009 Debentures and 2010 Debentures are convertible at any time, at the option of the holder, into 80.645, 76.923 and 55.249, respectively, common shares per Cdn$1,000 principal amount of Debentures, representing a conversion price of Cdn$12.40, Cdn$13.00 and Cdn$18.10, respectively, per common share. Holders of common shares currently receive a monthly dividend at a current annual rate of Cdn$1.094 per common share.

OUR POWER PROJECTS

        The following table outlines our portfolio of power generating and transmission assets in operation and under construction as of May 10, 2011, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region.

Project Name	Location (State)	Type	Total MW	Economic Interest(1)		Net MW(2)	Electricity Purchaser	Power Contract Expiry		Customer S&P Credit Rating

Auburndale	Florida	Natural Gas	155	100.00%		155	Progress Energy Florida	2013		BBB+

Lake	Florida	Natural Gas	121	100.00%		121	Progress Energy Florida	2013		BBB+

Pasco	Florida	Natural Gas	121	100.00%		121	Tampa Electric Co.	2018		BBB

Chambers	New Jersey	Coal	262	40.00%		89	ACE(3)	2024		BBB+

						16	DuPont	2024		A

Path 15	California	Transmission	N/A	100.00%		N/A	California Utilities via CAISO(4)	N/A	(5)	BBB+ to A(6)

Orlando	Florida	Natural Gas	129	50.00%		46	Progress Energy Florida	2023		BBB+

						19	Reedy Creek Improvement District	2013	(7)	A1(8)

Selkirk	New York	Natural Gas	345	17.70	%(9)	15	Merchant	N/A		N/R

						49	Consolidated Edison	2014		A-

Gregory	Texas	Natural Gas	400	17.10%		59	Fortis Energy Marketing and Trading	2013		AA

						9	Sherwin Alumina	2020		NR

Badger Creek	California	Natural Gas	46	50.00%		23	Pacific Gas & Electric	2012	(10)	BBB+

Koma Kulshan	Washington	Hydro	13	49.80%		6	Puget Sound Energy	2037		BBB

Delta-Person	New Mexico	Natural Gas	132	40.00%		53	PNM	2020		BB-

Cadillac	Michigan	Biomass	40	100.00%		40	Consumers Energy	2028		BBB-

Idaho Wind	Idaho	Wind	183	27.56%		50	Idaho Power Co.	2030		BBB

Piedmont(11)	Georgia	Biomass	54	98.00%		53	Georgia Power	2032		A

(1)
Except as otherwise noted, economic interest represents the percentage ownership interest in the project held indirectly by Atlantic Power.
(2)
Represents our interest in each project's electric generation capacity based on our economic interest.
(3)
Includes a separate power sales agreement in which the project and Atlantic City Electric ("ACE") share profits on spot sales of energy and capacity not purchased by ACE under the base PPA.
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
(10)
Entered into a one-year interim agreement in April 2011 while details of a long-term agreement are worked out.
(11)
Project currently under construction and is expected to be completed in late 2012.

RECENT DEVELOPMENTS

        On May 6, 2011 we closed on the sale of our 50.0% lessor interest in the Topsham project for $8.5 million, resulting in no gain or loss on the sale.

Results of Operations

        The following table and discussion is a summary of our consolidated results of operations for the three month periods ended March 31, 2011 and 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
(Unaudited) (in thousands of U.S. dollars, except as otherwise stated)	2011	2010
Project revenue
Auburndale	$21,782	$20,467
Lake	17,124	16,241
Pasco	2,520	2,869
Path 15	7,644	7,644
Chambers	—	—
Other Project Assets	4,595	—

	53,665	47,221
Project expenses
Auburndale	16,428	16,044
Lake	10,924	11,197
Pasco	4,354	2,200
Path 15	3,047	2,690
Chambers	1	—
Other Project Assets	4,265	57

	39,019	32,188
Project other income (expense)
Auburndale	648	(4,683)
Lake	1,568	(7,933)
Pasco	—	—
Path 15	(2,992)	(3,146)
Chambers	3,055	3,449
Other Project Assets	(2,056)	1,144

	223	(11,169)
Total project income
Auburndale	6,002	(260)
Lake	7,768	(2,889)
Pasco	(1,834)	669
Path 15	1,605	1,808
Chambers	3,054	3,449
Other Project Assets	(1,726)	1,087

	14,869	3,864
Administrative and other expenses
Administration	4,054	4,100
Interest, net	3,968	2,794
Foreign exchange gain	(658)	(1,792)

Total administrative and other expenses	7,364	5,102

Income (loss) from operations before income taxes	7,505	(1,238)
Income tax expense	1,523	4,873

Net (loss) income	5,982	(6,111)
Net loss attributable to noncontrolling interest	(154)	(48)

Net income (loss) attributable to Atlantic Power Corporation shareholders	$6,136	$(6,063)

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

        Cash available for distribution was $16.6 million and $17.8 million for the three months ended March 31, 2011 and 2010, respectively. See "Cash Available for Distribution" in this Form 10-Q for additional information.

        Income (loss) from operations before income taxes for the three months ended March 31, 2011 and 2010, was $7.5 million and $(1.2) million, respectively. See "Project Income" below for additional information.

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Project Income

  Auburndale Segment

        The increase in project income for our Auburndale segment of $6.3 million to $6.0 million in the three-month period ended March 31, 2011 from a loss of $(0.3) million in the comparable 2010 period is primarily attributable to the $5.2 million change in the benefit associated with the non-cash change in fair value of derivative instruments associated with its natural gas swaps. These swaps were executed to financially hedge the project's exposure to changes in the market prices of natural gas. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk", for additional details about our derivative instruments and other financial instruments. Project revenue at Auburndale increased by $1.3 million in the three-month period ended March 31, 2011 due to favorable energy pricing compared to 2010, as well as the annual contractual escalation of capacity payments.

  Lake Segment

        Project income for our Lake segment increased $10.7 million to $7.8 million in the three-month period ended March 31, 2011, from a loss of $(2.9) million in the comparable 2010 period. The increase is primarily attributable to the $9.5 million change in the benefit associated with the non-cash change in fair value of derivative instruments associated with its natural gas swaps. These swaps were executed to financially hedge the project's exposure to changes in the market prices of natural gas. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk", for additional details about our derivative instruments and other financial instruments. Project revenue at Lake increased by $0.9 million in the three-month period ended March 31, 2011 due to the annual contractual escalation of capacity payments and increased energy sales, compared to 2010. In addition, fuel costs were lower due to the lower price on natural gas swaps.

  Pasco Segment

        Project income for our Pasco segment decreased $2.5 million to a project loss of $(1.8) million in the three-month period ended March 31, 2011, from project income of $0.7 million in the comparable 2010 period. The decrease is due to higher operations and maintenance expenses attributable to the unplanned replacement of gas turbine blades.

  Path 15 Segment

        Project income for our Path 15 segment decreased $0.2 million to $1.6 million in the three-month period ended March 31, 2011 from $1.8 million in the comparable 2010 period due to higher operation and maintenance costs associated with an erosion control initiative.

  Chambers Segment

        Project income for our Chambers segment, which is recorded under the equity method of accounting, decreased $0.3 million to $3.1 million in the three-month period ended March 31, 2011 from $3.4 million in the comparable 2010 period. The decrease in project income at Chambers is primarily attributable to higher maintenance costs associated with a planned outage in April 2011 and lower dispatch compared to 2010, partially offset by a $0.6 million benefit in the non-cash change in fair value of derivative instruments associated with its interest rate swaps.

  Other Project Assets Segment

        Project income for our Other Project Assets segment decreased $(2.8) million to a project loss of $(1.7) million for the three-period ended March 31, 2011 compared to project income of $1.1 million in 2010. The decrease was primarily a result of a $(2.9) million decrease in project income from our Selkirk project. This was due to a planned outage lasting longer than expected, resulting in a delay in the receipt of capacity payments until the second quarter. Project income was also reduced slightly due to the sale of the Topsham project which is no longer generating income, offset by project income generated from Cadillac and Idaho Wind.

Administrative and Other Expenses (Income)

        Administration includes the costs of operating as a public company. Administration was consistent at $4.1 million for both the three-month periods ended March 31, 2011 and 2010.

        Interest expense at the corporate level primarily relates to our convertible debentures. Interest expense, net increased $1.2 million to $4.0 million in the three-month period ended March 31, 2011 from $2.8 million in the comparable 2010 period. This increase is primarily due to the issuance of Cdn$80.5 million of convertible debentures in October of 2010.

        Foreign exchange loss (gain) primarily reflects the unrealized impact of changes in foreign exchange rates on the U.S. dollar equivalent of our Canadian dollar-denominated obligations to holders of the convertible debentures. In addition, unrealized and realized gains and losses on our forward contracts for the purchase of Canadian dollars to satisfy these obligations and our dividends to shareholders are included in foreign exchange loss (gain). Unrealized gains and losses on our forward contracts are reclassified to realized gains and losses upon cash settlement of the contracts. Foreign exchange gain decreased $1.1 million to a $0.7 million gain in the three-month period ended 2011 compared to a $1.8 million gain in the comparable 2010 period. The U.S. dollar to Canadian dollar exchange rate increased by 2.6% during the three-month period ended March 31, 2011, compared to an increase of 3.5% in the comparable period in 2010. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" for additional details about our management of foreign currency risk and the components of the foreign exchange gain recognized during the three-month period ended March 31, 2011 compared to the foreign exchange gain in the comparable 2010 period.

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

Project Adjusted EBITDA (in thousands of U.S. dollars):

	Three months ended March 31,
(unaudited)	2011	2010
Project Adjusted EBITDA by individual segment
Auburndale	$10,313	$9,371
Lake	8,490	7,313
Pasco	(1,077)	1,415
Path 15	6,570	7,053
Chambers	4,724	5,988

Total	29,020	31,140
Other Project Assets
Cadillac	1,747	—
Piedmont	(29)	—
Idaho Wind	806	—
Badger Creek	760	736
Koma Kulshan	60	119
Orlando	1,891	1,801
Topsham	—	415
Delta Person	399	364
Gregory	772	855
Rumford	—	(8)
Selkirk	1,109	3,530
Rollcast	(467)	—
Other	(75)	(157)

Total adjusted EBITDA from Other Project Assets segment	6,973	7,655
Project income
Total adjusted EBITDA from all Projects	35,993	38,795
Depreciation and amortization	17,437	16,386
Interest expense, net	6,240	5,778
Change in the fair value of derivative instruments	(2,784)	12,520
Other (income) expense	231	247

Project income as reported in the statement of operations	$14,869	$3,864

Reconciliation of Project Distributions (in thousands of U.S. dollars)
For the three months ended March 31, 2011

	Project Adjusted EBITDA	Repayment of long-term debt	Interest expense, net	Capital expenditures	Change in working capital & other items	Project distributions received
Reportable Segments
Auburndale	$10,313	$(2,450)	$(313)	$—	$(750)	$6,800
Chambers	4,724	(3,199)	(1,386)	—	(139)	—
Lake	8,490	—	3	(257)	2,040	10,276
Pasco	(1,077)	—	—	—	1,732	655
Path 15	6,570	—	(2,990)	—	(3,580)	—

Total Reportable Segments	29,020	(5,649)	(4,686)	(257)	(697)	17,731

Other Project Assets
Cadillac	1,747	(575)	(654)	(62)	744	1,200
Piedmont	(29)	—	—	—	29	—
Idaho Wind	806	—	(369)	—	105	542
Badger Creek	760	—	—	—	65	825
Delta Person	399	(268)	(59)	—	(72)	—
Gregory	772	(377)	(38)	(12)	(345)	—
Koma Kulshan	60	—	—	—	165	225
Orlando	1,891	—	1	(88)	(1,604)	200
Selkirk	1,109	—	(394)	—	(715)	—
Topsham	—	—	—	—	—	—
Rollcast	(467)	—	1	—	466	—
Other	(75)	—	(42)	11	306	200

Total Other Project Assets Segment	6,973	(1,220)	(1,554)	(151)	(856)	3,192

Total all Segments	$35,993	$(6,869)	$(6,240)	$(408)	$(1,553)	$20,923

Reconciliation of Project Distributions (in thousands of U.S. dollars)
For the three months ended March 31, 2010

	Project Adjusted EBITDA	Repayment of long-term debt	Interest expense, net	Capital expenditures	Change in working capital & other items	Project distributions received
Reportable Segments
Auburndale	$9,371	$(2,450)	$(471)	$—	$(650)	$5,800
Chambers	5,988	(3,013)	(1,676)	(34)	(1,265)	—
Lake	7,313	—	2	(274)	(1,011)	6,030
Pasco	1,415	—	—	(24)	(361)	1,030
Path 15	7,053	—	(3,146)	—	(3,907)	—

Total Reportable Segments	31,140	(5,463)	(5,291)	(332)	(7,194)	12,860

Other Project Assets
Badger Creek	736	—	6	—	92	834
Delta Person	364	(662)	(69)	—	367	—
Gregory	855	(394)	206	—	(349)	318
Koma Kulshan	119	—	—	—	63	182
Orlando	1,801	—	(33)	(43)	(1,725)	—
Rumford	(8)	—	—	—	8	—
Selkirk	3,530	—	(600)	—	(2,930)	—
Topsham	415	—	—	—	(415)	—
Rollcast	—	—	—	—	—	—
Other	(157)	—	3	(21)	175	—

Total Other Project Assets Segment	7,655	(1,056)	(487)	(64)	(4,714)	1,334

Total all Segments	$38,795	$(6,519)	$(5,778)	$(396)	$(11,908)	$14,194

Project Operations Performance—Three months ended March 31, 2011 compared with three months ended March 31, 2010

        Aggregate Project Adjusted EBITDA decreased $2.8 million to $36.0 million in the three-month period ended March 31, 2011 from $38.8 million in the comparable 2010 period and included the following factors:

  •
  Project Adjusted EBITDA of $1.7 million at Cadillac, as the project was acquired in December 2010;

  •
  increased Project Adjusted EBITDA of $2.1 million at Lake and Auburndale due to increased contractual capacity payments under the project's PPA's and favorable energy prices; offset by

  •
  decreased Project Adjusted EBITDA of $2.5 million at Pasco primarily attributable to higher operations and maintenance expenses attributable to the unplanned replacement of gas turbine blades during a maintenance outage;

  •
  decreased Project Adjusted EBITDA of $2.4 million at Selkirk primarily attributable to lower capacity revenue. A planned outage was longer than expected, resulting in a delay in the receipt of capacity payments until the second quarter; and

  •
  decreased Project Adjusted EBITDA of $1.3 million at Chambers attributable to higher maintenance costs associated with a planned outage in April and lower dispatch during the first quarter.

        Aggregate power generation for projects in operation at March 31, 2011 was 0.4% greater than the three-month period ended March 31, 2010. Generation during the three-month period ended March 31, 2011 compared to the comparable 2010 period was favorably impacted primarily by additional generation associated with the acquisition of Cadillac in the fourth quarter of 2010 and with Idaho Wind achieving commercial operation in the first quarter of 2011, as well as increased dispatch at Selkirk. The favorable variance was offset largely by lower generation at Chambers and Pasco due to reduced dispatch and by a planned major maintenance outage at Orlando in 2011.

        The project portfolio achieved a weighted average availability of 93.8% for the three-month period ended March 31, 2011 compared to 98.2% in the 2010 period. The decrease in portfolio availability for the three-month period ended March 31, 2011 versus the prior period was primarily due to planned outages at Chambers and Selkirk and a forced outage at Delta-Person in the first quarter of 2011. Each of the projects with reduced availability was nevertheless able to achieve substantially all of their respective capacity payments as a result of contract terms that provide for certain levels of planned and unplanned outages.

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

        Cash flow from operating activities decreased by $0.5 million for the three-month period ended March 31, 2011 over the comparable period in 2010. The changes from the prior period are consistent with and partially attributable to the changes in Project Adjusted EBITDA described above, as well as changes in working capital at both consolidated and unconsolidated affiliates.

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

        Cash flows used in investing activities for the three-month period ended March 31, 2011 were $18.1 million compared to cash flows used in investing activities of $7.8 million for the comparable 2010 period. We invested $15.1 million for the construction-in-progress for our Piedmont biomass project offset by the repayment of $5.1 million from our related-party loan to Idaho Wind.

Cash Flow from Financing Activities

        Cash used in financing activities for the three-month period ended March 31, 2011 resulted in a net outflow of $19.5 million compared to a net outflow of $18.5 million for the same period in 2010. The change from the comparable period is primarily attributable to a $3.1 million increase in dividends paid due to a higher number of common shares outstanding compared to the first quarter 2010. Since the third quarter of 2010, Cdn$23.1 million of convertible debentures have converted to common stock.

In addition, we issued common shares in a public offering in October 2010. The increase in dividends is partially offset by proceeds of $2.8 million of project-level debt related to our Piedmont biomass project.

Cash Available for Distribution

        Holders of our common shares receive monthly cash distributions of Cdn$1.094 per year in the form of a dividend. The payout ratio for the three-month periods ended March 31, 2011 and 2010 was 114% and 89%, respectively.

        The table below presents our calculation of cash available for distribution for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
(unaudited) (in thousands of U.S. dollars, except as otherwise stated)	2011	2010
Cash flows from operating activities	20,347	20,839
Project-level debt repayments	(3,400)	(2,700)
Purchases of property, plant and equipment(1)	(308)	(319)

Cash Available for Distribution(2)	16,639	17,820
Dividends on common shares	18,992	15,801

Total distributions to shareholders	18,992	15,801
Payout ratio	114%	89%
Expressed in Cdn$
Cash Available for Distribution	16,407	18,540
Total common share distributions	18,623	16,527

(1)
Excludes construction-in-progress related to our Piedmont biomass project.

(2)
Cash Available for Distribution is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information".

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

        The following items comprise the most significant increases in projected 2011 project distributions compared to 2010:

  •
  lower fuel costs at the Lake project;

  •
  resumption of distributions from the Chambers project;

  •
  annual increase in contractual capacity payments from the Auburndale and Lake projects; and

  •
  distributions from the recently acquired Cadillac and Idaho Wind projects

        In 2010, the following five projects comprised approximately 90% of project distributions received: Auburndale, Lake, Orlando, Path 15 and Pasco. For 2011, we expect these same five projects to contribute approximately 85% of total project distributions.

        In addition to the items above, the following is a summary of other projections for project distributions in 2011 and beyond:

Lake

        The Lake project is exposed to changes in natural gas prices from the expiration of its natural gas supply contract on June 30, 2009 through to the expiration of its PPA in July 2013 that are not passed through in its PPAs. We have executed a hedging strategy to mitigate this exposure by periodically entering into financial swaps that effectively fix the forward price of natural gas expected to be purchased at the project. These hedges are summarized in Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Form 10-Q. We intend to continue, when appropriate, to evaluate opportunities to further mitigate natural gas price exposure at Lake in 2013, but do not intend to execute additional hedges at Lake for 2011 and 2012 because our natural gas exposure for those years is already substantially hedged.

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

        The projected revenue from the Auburndale PPA contains a component related to the costs of coal consumed at the utility off-taker's Crystal River facility as described above for the Lake project. Because that mechanism does not pass through changes in the project's fuel costs, Auburndale's operating margin is exposed to changes in natural gas prices for approximately 20% of its natural gas requirements through the expiration of the project's gas supply contract. The remaining 80% of the project's fuel requirements are supplied under an agreement with fixed prices through its expiration in mid-2012. We have been executing a strategy to mitigate the future exposure to changes in natural gas prices at Auburndale by periodically entering into financial swaps that effectively fix the forward price of natural gas required at the project. These hedges are summarized in Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Form 10-Q. The 2011 natural gas price exposure at Auburndale has been substantially hedged. We intend to continue, when appropriate, to evaluate opportunities to further mitigate natural gas price exposure at Auburndale in 2012 and 2013.

Orlando

        The PPA at the Orlando project extends through 2023. However, the project's natural gas supply agreement expires in 2013. Current market prices for natural gas following the expiration of the current supply agreement are lower than the price of natural gas currently being purchased under the project's gas contract. As a result, we expect a significant increase in cash distributions from the Orlando project beginning in 2014. We have been executing a hedging strategy to reduce the market price risk associated with expected natural gas requirements at Orlando in 2014 and beyond. See "Item 3. Quantitative and Qualitative Disclosures About Market Risks" in this Form 10-Q for further details.

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

        We do not expect any additional material or unusual requirements for cash outflows for 2011 for capital expenditures or other required investments. We have contributed approximately $75.0 million to fund the equity portion of the construction costs for Piedmont. Approximately $59.0 million of this amount was contributed in the fourth quarter of 2010 and the remaining balance was paid in the quarter ending March 31, 2011. In addition, there are no debt instruments with significant maturities or refinancing requirements in 2011. See "Outlook" above for information about changes in expected distributions from our projects in 2011 and beyond.

Credit facility

        We maintain a credit facility with a capacity of $100 million, $50 million of which may be utilized for letters of credit. The credit facility matures in August 2012.

        The credit facility bears interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 1.5% and 3.25% that varies based on the credit statistics of one of our subsidiaries. As of March 31, 2011, the applicable margin was 1.5%. As of March 31, 2011, $48.6 million was allocated, but not drawn, to support letters of credit for contractual credit support at eight of our projects.

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

Convertible Debentures

        In October 2006, we issued, in a public offering, Cdn$60 million aggregate principal amount of 6.25% convertible secured debentures, which we refer to as the 2006 Debentures. In 2009 the holders agreed to change the rate to 6.50% and extend the maturity date to 2014. The 2006 Debentures pay interest semi-annually on April 30 and October 31 of each year. The Debentures have a maturity date of October 31, 2014 and are convertible into approximately 80.6452 common shares per Cdn$1,000 principal amount of 2006 Debentures, at any time, at the option of the holder, representing a conversion price of Cdn$12.40 per common share. The 2006 Debentures are secured by a subordinated pledge of our interest in certain subsidiaries and contain certain restrictive covenants. Through May 10, 2011, a cumulative Cdn$11.9 million of the 2006 Debentures have been converted to 0.96 million common shares. As of May 10, 2011 the 2006 Debentures balance is Cdn$48.1 million ($50.4 million).

        In December 2009, we issued, in a public offering, Cdn$86.25 million aggregate principal amount of 6.25% convertible unsecured subordinated debentures, which we refer to as the 2009 Debentures. The 2009 Debentures pay interest semi-annually on March 15 and September 15 of each year beginning September 15, 2010. The 2009 Debentures mature on March 15, 2017 and are convertible into approximately 76.9231 common shares per Cdn$1,000 principal amount of 2009 Debentures, at any time, at the option of the holder, representing a conversion price of Cdn$13.00 per common share. Through May 10, 2011, a cumulative Cdn$11.2 million of the 2009 Debentures have been converted to 0.86 million common shares. As of May 10, 2011 the 2009 Debentures balance is Cdn$75.0 million ($78.6 million).

        In October 2010, we issued, in a public offering, Cdn$80.5 million aggregate principal amount of 5.60% convertible unsecured subordinated debentures, which we refer to as the 2010 Debentures. The 2010 Debentures pay interest semi-annually on June 30 and December 30 of each year beginning June 30, 2011. The 2010 Debentures mature on June 30, 2017, unless earlier redeemed. The debentures are convertible into our common shares at an initial conversion rate of 55.2486 common shares per Cdn$1,000 principal amount of debentures, representing an initial conversion price of approximately Cdn$18.10 per common share. As of May10, 2011 the 2010 debentures balance is Cdn$80.5 million ($84.4 million).

Project-level debt

        The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at March 31, 2011 and exclude any purchase accounting adjustments recorded to adjust the debt to its fair value at the time the project was acquired. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. As of March 31, 2011, the covenants at the Selkirk and Delta-Person projects and at Epsilon Power Partners are temporarily preventing those projects from making cash distributions to us. We expect to resume receiving distributions from Epsilon Power Partners in 2011 and Selkirk and Delta-Person in 2012. All project-level debt is non-recourse to us and substantially the entire principal is amortized over the life of the projects' PPAs. The non-recourse holding company debt relating to our investment in Chambers is held at Epsilon Power Partners, our wholly-owned subsidiary. For the three-month period ended March 31, 2011, we have contributed approximately $0.48 million to Epsilon Power Partners for debt service payments on the holding company debt but do not anticipate any additional required contributions to Epsilon.

        The range of interest rates presented represents the rates in effect at March 31, 2011. The amounts listed below are in thousands of U.S. dollars, except as otherwise stated.

	Range of Interest Rates	Total Remaining Principal Repayments	2011	2012	2013	2014	2015	Thereafter
Consolidated Projects:
Epsilon Power Partners	7.40%	$36,107	$1,125	$1,500	$3,000	$5,000	$5,750	$19,732
Piedmont(1)	5.20%	2,781	—	2,781	—	—	—	—
Path 15	7.9% - 9.0%	153,868	7,987	8,667	9,402	8,065	8,749	110,998
Auburndale	5.10%	19,250	7,350	7,000	4,900	—	—	—
Cadillac	6.02% - 8.0%	41,956	1,725	3,791	2,400	2,000	2,500	29,540

Total Consolidated Projects		253,962	18,187	23,739	19,702	15,065	16,999	160,270
Equity Method Projects:
Chambers	0.4% - 7.2%	72,222	8,471	12,176	10,783	5,780	5,213	29,799
Delta-Person	2.1%	10,253	862	1,212	1,300	1,394	1,495	3,990
Selkirk	9.0%	16,793	10,948	5,845	—	—	—	—
Idaho Wind	2.8% - 13.3%	83,940	41,666	1,848	1,892	2,049	2,136	34,349
Gregory	1.8% - 7.5%	13,972	1,523	2,044	2,205	2,385	2,492	3,323

Total Equity Method Projects		197,180	63,470	23,125	16,180	11,608	11,336	71,461

Total Project-Level Debt		$451,142	$81,657	$46,864	$35,882	$26,673	$28,335	$231,731

(1)
The Piedmont debt outstanding is the inception to date balance on the construction debt funded by the bridge loan. The terms of the Piedmont project-level debt refinancing include an $82.0 million construction and term loan and a $51.0 million bridge loan for approximately 95.0% of the stimulus grant expected to be received from the U.S. Treasury 60 days after the start of commercial operations. The $51.0 million bridge loan will be repaid in 2012 and repayment of the expected $82.0 million term loan will commence in 2013.

Restricted cash

        The projects generally have reserve requirements to support payments for major maintenance costs and project-level debt service. For projects that are consolidated, our share of these amounts is reflected as restricted cash on the consolidated balance sheet. At March 31, 2011, restricted cash at the consolidated projects totaled $23.3 million.

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

        In 2011, several of the projects have planned outages to complete maintenance work. The level of maintenance and capital expenditures is slightly higher than in 2010. During the first quarter of 2011, Selkirk completed a major inspection of its steam turbine generator and a minor inspection of one of its combustion turbines, with costs and lost margin largely covered by reserves and gas resales proceeds, respectively. Also in the first quarter of 2011, Chambers completed its scheduled outage to inspect and complete customary repairs on one boiler. At Orlando, a major gas turbine overhaul and major steam turbine overhaul were commenced in March, the cost of which was largely covered under its long-term maintenance agreement with the gas turbine manufacturer. In late March, Pasco commenced its scheduled spring outage to conduct regular maintenance as well as replace some components of the combustion turbine. A portion of the repair costs are covered under Pasco's service agreement with General Electric.

        In the three-month period ended March 31, 2011, we incurred approximately $15.4 million in capital expenditures for the construction of our Piedmont biomass project. For the remainder of 2011, we expect to incur approximately $84.1 million in capital expenditures related to the Piedmont project, with total project costs through expected completion in late 2012 of approximately $207.0 million. The project is being funded with an $82.0 million construction loan which will convert to a term loan upon commercial operation, a $51.0 million bridge loan and approximately $75.0 million of equity contributed by Atlantic Power. The bridge loan will be repaid from the proceeds of a federal stimulus grant which is expected to be received two months after achieving commercial operation.

Off-Balance Sheet Arrangements

        As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

        The Lake project's operating margin is exposed to changes in the market price of natural gas from until the expiration of its PPA on July 31, 2013. The Auburndale project purchases natural gas under a fuel supply agreement which provides approximately 80% of the project's fuel requirements at fixed prices through June 30, 2012. The remaining 20% is purchased at market prices and therefore the project is exposed to changes in natural gas prices for that portion of its gas requirements through the termination of the fuel supply agreement and 100% of its natural gas requirements from the expiration of the fuel contract in mid-2012 until the termination of its PPA at the end of 2013.

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

        In 2011, projected cash distributions at Auburndale would change by approximately $0.5 million per $1.00/Mmbtu change in the price of natural gas based on the current level of un-hedged natural gas volumes at the project. In 2011, projected cash distributions at Lake would change by approximately $0.8 million per $1.00/Mmbtu change in the price of natural gas based on the current level of un-hedged natural gas volumes at the project.

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

        The following table summarizes the hedge position related to natural gas needed to meet PPA requirements at Lake and Auburndale as of March 31, 2011 and May 10, 2011:

As of March 31, 2011 and May 10, 2011	2011	2012	2013
Portion of gas volumes currently hedged:
Lake:
Contracted	—	—	—
Financially hedged	78%	90%	83%

Total	78%	90%	83%

Auburndale:
Contracted	80%	40%	0%
Financially hedged	13%	32%	79%

Total	93%	72%	79%

Average price of financially hedged volumes (per Mmbtu)
Lake	$6.52	$6.90	$6.63
Auburndale	$6.68	$6.51	$6.92

        In October 2010, we entered into natural gas swaps that are effective in 2014 and 2015. The natural gas swaps are related to our 50% share of expected fuel purchases at our Orlando project as its operating margin is exposed to changes in natural gas prices following the expiration of its fuel contract at the end of 2013. These financial swaps effectively fix the price of 1.2 million Mmbtu of natural gas at the Orlando project at a weighted average price of $5.76/Mmbtu and represent approximately 25% of our share of the expected natural gas purchases at the project during 2014 and 2015.

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

        The following table contains the components of recorded foreign exchange (gain) loss for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Unrealized foreign exchange (gain) loss:
Convertible debentures	$5,314	$(541)
Forward contracts and other	(3,436)	(82)

	1,878	(623)
Realized foreign exchange gains on forward contract settlements	(2,536)	(1,169)

	$(658)	$(1,792)

        The following table illustrates the impact on the fair value of our financial instruments of a 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar as of March 31, 2011:

Convertible debentures, at carrying value	$21,001
Foreign currency forward contracts	$(22,539)

Interest Rate Risk

        Changes in interest rates do not have a significant impact on cash payments that are required on our debt instruments as approximately 84% of our debt, including our share of the project-level debt associated with equity investments in affiliates, either bears interest at fixed rates or is financially hedged through the use of interest rate swaps.

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

        After considering the impact of interest rate swaps, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest at equity investments, by approximately $1.1 million.

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

        From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending as of March 31, 2011 which are expected to have a material adverse impact on our financial position or results of operations.

ITEM 1A.    RISK FACTORS

        Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.    EXHIBITS

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

Date: May 11, 2011	Atlantic Power Corporation
	By:	/s/ PATRICK J. WELCH
		Name:	Patrick J. Welch
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)