Form 10-K/A
period 2011-12-31
ATLANTIC POWER CORP
filed 2012-04-02
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-34691

ATLANTIC POWER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

British Colombia, Canada	55-0886410
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 Clarendon St, Floor 25 Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

(617) 977-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value per share	The New York Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 24, 2012, 113,526,182 of the registrant’s Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Atlantic Power Corporation (the “Company”) for the year ended December 31, 2011, is being filed for the purpose of providing separate financial statements of Chambers Cogeneration Limited Partnership (“Chambers”) in accordance with Rule 3-09 of Regulation S-X.  As indicated in the Company’s original Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012, Chambers is an equity method investee in which the Company owns a 40% interest.  As a non-accelerated filer, Chambers’ financial statements were not available until after the date the Company’s original Form 10-K was filed and, accordingly, the Company is filing the required Chambers’ financial statements with this Amendment No. 1.  Chambers is solely responsible for the form and content of the Chambers financial statements provided herewith.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s chief executive officer and chief financial officer.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Company’s original Form 10-K as filed on February 29, 2012, nor does it reflect events occurring after the filing of the Company’s original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s original Form 10-K.

1

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The Company’s financial statements and supplementary information are listed in the “Index to Consolidated Financial Statements” appearing on page F-1 of the original Form 10-K, as filed with the SEC on February 29, 2012.

(a)(2) Financial Statement Schedules:

See “Index to Consolidated Financial Statements” appearing on page F-1 of the original Form 10-K, as filed with the SEC on February 29, 2012.

The following financial statement schedules are included in this Amendment No. 1 pursuant to Rule 3-09 of Regulation S-K:

Chambers Cogeneration Limited Partnership Financial Statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011.

Schedules other than that listed have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(a)(3)     Exhibits:

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

2

4.9

Registration Rights Agreement, dated as of November 4, 2011, by and among, Atlantic Power Corporation, the Guarantors listed on Schedule A thereto and Morgan Stanley & Co. LLC and TD Securities (USA) LLC, as representatives of the several Initial Purchasers (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2011)

10.1

Amended and Restated Senior Secured Credit Agreement dated November 4, 2011 among Atlantic Power Corporation and Bank of Montreal, Union Bank, Toronto Dominion and Morgan Stanley (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)

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

10.4	Deferred Share Unit Plan, dated as of April 24, 2007 of Atlantic Power Corporation (incorporated by reference to our registration statement on Form 10-12B filed on April 13, 2010)
10.5	Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to our registration statement on Form 10-12B filed on July 9, 2010)
10.6	Fourth Amended and Restated Long-Term Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010 (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2010)
21.1	Subsidiaries of Atlantic Power Corporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)

*                                         Filed herewith.

**                                  Furnished herewith.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	Atlantic Power Corporation
	By:	/s/ LISA J. DONAHUE
		Name:	Lisa J. Donahue
		Title:	Interim Chief Financial Officer

4

Chambers Cogeneration Limited Partnership Index

The consolidated financial statements of Chambers Cogeneration Limited Partnership and Subsidiary for the years ended December 31, 2011 and 2009, are presented herein without the related report of independent accountants.

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Consolidated Financial Statements

December 31, 2011 and 2010

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands)

	2011	As Restated 2010
Assets
Current assets:
Cash and cash equivalents	$50	53
Restricted cash	6,108	8,292
Accounts receivable	9,601	15,195
Inventory	8,725	8,201
Emission allowances		—
Other assets	360	469
Total current assets	24,844	32,210
Construction in progress	683	9
Property and equipment, net of accumulated depreciation of $306,824 and $288,412, respectively	238,395	255,428
Deferred financing costs net of accumulated amortization of $5,386 and $5,182, respectively	1,444	1,648
Other asset	13	—
Total assets	$265,379	289,295
Liabilities and Partners’ Capital
Current liabilities:
Current portion of long-term debt	$30,666	28,235
Accounts payable	4,230	4,670
Due to affiliates	2,004	1,887
Accrued liabilities	2,631	1,822
Interest rate swap	2,169	4,470
Total current liabilities	41,700	41,084
Long-term debt	129,818	159,376
Interest rate swap	1,560	3,243
Asset retirement obligation	10,943	10,357
Total liabilities	184,021	214,060
Commitments and contingencies
Partners’ capital:
General partners	81,183	75,964
Limited partner	820	767
Accumulated other comprehensive loss	(645)	(1,496)
Total partners’ capital	81,358	75,235
Total liabilities and partners’ capital	$265,379	289,295

See accompanying notes to consolidated financial statements.

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Consolidated Statements of Operations

Years ended December 31, 2011 and 2010

(Dollars in thousands)

	2011	As Restated 2010
Operating revenues:
Energy	$46,741	62,440
Capacity	59,760	59,996
Steam	15,420	16,443
Total operating revenues	121,921	138,879
Operating expenses:
Fuel	48,903	59,129
Operations and maintenance	27,170	25,910
General end administrative	6,087	6,270
Depreciation	18,412	18,385
Total operating expenses	100,572	109,694

Operating income	21,349	29,185
Other income (expense):
Interest income	1	1
Miscellaneous income	4	133
Unrealized gain on interest rate swaps	3,984	2,980
Interest expense	(10,566)	(11,747)
Net income	$14,772	20,552

See accompanying notes to consolidated financial statements.

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

Years ended December 31, 2011 and 2010

(Dollars in thousands)

				Accumulated
				other
	General	Limited	Comprehensive	comprehensive
	partners	partner	income	loss	Total
Partners’ capital at December 31, 2009, as restated	$37,909	25,270		$(2,784)	60,395
Conversion of partnership interest	26,809	(26,809)
Net income, as restated	18,176	2,376	$20,552		20,552
Amortization of previously deferred loss on interest rate swap agreement	—	—	1,288	1,288	1,288
Total comprehensive income, as restated			$21,840
Capital distributions	(6,930)	(70)			(7,000)
Partners’ capital at December 31, 2010, Conversion of partnership interest as restated	75,964	767		(1,496)	75,235
Net income	14,624	148	$14,772		14,772
Amortization of previously deferred loss on interest rate swap agreement			851	851	851
Total comprehensive income			$15,623
Capital distributions	(9,405)	(95)			(9,500)
Partners’ capital at December 31, 2011	$81,183	820		$(645)	81,358

See accompanying notes to consolidated financial statements.

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31, 2011 and 2010

(Dollars in thousands)

	2011	As Restated 2010
Cash flows from operating activities:
Net income	$14,772	20,552
Noncash items included in net income:
Amortization of deferred interest rate swap losses	851	1,288
Unrealized gain on interest rate swaps	(3,984)	(2,980)
Depreciation	18,412	18,385
Amortization of deferred financing costs	204	225
Accretion of asset retirement obligation	586	555
Loss on disposal of assets	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,594	(3,230)
Inventory	(524)	(966)
Emission allowances	—	2,540
Other assets	96	773
Accounts payable	(440)	(736)
Due to affiliates	117	103
Accrued liabilities	752	160
Net cash provided by operating activities	36,436	36,669
Cash flows from investing activities:
(Decrease) increase in restricted cash	2,184	(1,987)
Proceeds from the sale of assets	—	—
Capital expenditures	(1,996)	(100)
Net cash (used in) provided by investing activities	188	(2,087)
Cash flows from financing activities:
Repayments of long-term debt	(27,127)	(27,628)
Capital distributions	(9,500)	(7,000)
Cash used in financing activities	(36,627)	(34,628)
Net decrease in cash and cash equivalents	(3)	(46)
Cash and cash equivalents:
Beginning of period	53	99
End of period	$50	53
Supplemental disclosure of cash flow information
Cash paid for interest	$7,396	10,312
Noncash investing and financing activities:
Capital lease	$151	—

See accompanying notes to consolidated financial statements.

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1)                     Organization and Business

Chambers Cogeneration Limited Partnership (the Partnership) is a Delaware limited partnership formed on August 17, 1988. The general partners are Peregrine Power, LLC (Peregrine), a California limited liability company, and EIF/Carneys Point, LLC (EIF/Carneys), a Delaware limited liability company, who own 60% of the partnership collectively. As of December 31, 2011, EIF/Carneys and Peregrine were each wholly owned indirect subsidiaries of Calypso Energy Holdings, LLC (Calypso). The following entities, managed by EIF Management, LLC, collectively hold 100% of the partnership interests of Calypso:

EIF Calypso, LLC	80%
EIF Calypso II, LLC	20%

Prior to May 2011, the 20% interest in Calypso was owned by Cogentrix Energy, LLC (CELLC). Epsilon Power (Epsilon), a wholly owned indirect subsidiary of Atlantic Power Corporation holds a 40% interest in the Partnership. In May 2010, Epsilon converted 39% of their 40% limited partnership interest to a general partnership interest.

The Partnership was formed to construct, own and operate a 262-megawatt (MW) coal-fired cogeneration station (the Facility) at DuPont’s Chambers Works chemical complex in Carneys Point, New Jersey. The Facility produces energy for sale to Atlantic City Electric Company (AE), and energy and process steam to E.I. DuPont de Nemours & Company (DuPont) for use in its industrial operations. The Facility achieved final completion and commercial operations in 1994.

The net income and losses of the Partnership are allocated to Peregrine, EIF/Carneys and Epsilon (collectively, the Partners) based on the following ownership percentages:

Peregrine	50%
EIF/Carneys	10%
Epsilon (39% general Partnership, 1% limited partnership)	40%

All distributions other than liquidating distributions are made based on the Partners’ percentage interests, as shown above, in accordance with the Partnership documents and at such times and in such amounts as the Board of Control of the Partnership determines.

Carneys Point Generating Company, L.P.

The Partnership has a lease agreement with Carneys Point Generating Company, L.P. (CPGC), which is equally owned by Topaz Power, LLC (Topaz) and by Garnet Power, LLC (Garnet), both of which are wholly owned direct subsidiaries of Calypso. CPGC leases the facility and subleases the site from the Partnership. In addition, certain contracts and agreements related to the Partnership have been assigned to CPGC by the Partnership. The lease commenced on September 20, 1994 and has a 24-year term. CPGC’s operations have been established to effectively break-even under the lease agreement.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(2)                     Summary of Significant Accounting Policies

(a)                      Basis of Presentation

On January 1, 2010, the Partnership adopted an accounting standards update that changes when and how to determine, or re-determine, whether an entity is a variable interest entity (VIE), which could require consolidation. In addition, the accounting standards update replaces the quantitative approach for determining who has a controlling financial interest in a VIE with a qualitative approach and requires ongoing assessments of whether an entity is the primary beneficiary of a VIE.

The Partnership is required to consolidate any entities that they control. In most cases, control can be determined based on majority ownership or voting interests. However, for certain entities, control is difficult to discern based on ownership or voting interests alone. These entities are referred to as VIE’s. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any characteristics of a controlling financial interest. An enterprise has a controlling financial interest if it has the obligation to absorb expected losses or receive expected gains that could potentially be significant to a VIE and the power to direct activities that are most significant to a VIE’s economic performance. An enterprise that has a controlling financial interest is known as the VIE’s primary beneficiary and is required to consolidate the VIE. The Partnership reassesses its determination of whether the Partnership is the primary beneficiary of a VIE at each reporting date or if there are changes in facts and circumstances that could potentially alter the Partnership’s assessment.

The Partnership has determined that CPGC is a VIE of the Partnership primarily due to its lease arrangements with CPGC. The Partnership has determined that it is the primary beneficiary of the VIE and therefore the Partnership consolidates CPGC in its financial statements. All material intercompany transactions have been eliminated.

(b)                      Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)                       Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

(d)                      Restricted Cash

Restricted cash includes both cash and cash equivalents that are held in accounts restricted for debt service, major maintenance and other specifically designated accounts under a disbursement agreement. Restricted cash associated with transactions expected to occur beyond one-year are classified as long-term. All restricted accounts are classified as current assets.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(e)                       Inventory

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

The Partnership performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventories to market.

(f)                         Emission Allowances

Emission allowances are valued under the weighted average costing method subject to the lower of cost or market principle. In applying the lower of cost or market principle, a reduction in the carrying value is not recognized so long as the Partnership will recover/pass-through the cost in its operating margin.

The historical cost of emission allowances is calculated as follows:

•                              Granted from regulatory body-emission allowances obtained via grants are not assigned any value by the Partnership as their cost is zero.

•                              Acquired as part of an acquisition-emission allowances are recorded at fair value as of the acquisition date, subject to pro rata reduction if overall purchase price is less than the entity’s fair value.

•                              Purchased from third parties-emission allowances that are transferable and can be purchased or sold in the normal course of business are recorded at cost.

As of December 31, 2011 the partnership has accrued approximately $91,000 in emission allowances which are classified as current and included in accrued liabilities in the accompanying consolidated balance sheets.

(g)                      Derivative Contracts

In accordance with guidance on accounting for derivative instruments and hedging activities all derivatives should be recognized at fair value. Derivatives or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings. Derivative contracts are classified as either assets or liabilities on the consolidated balance sheets. Certain contracts that require physical delivery may qualify for and be designated as normal purchases/normal sales. Such contracts are accounted for on an accrual basis. The Partnership’s interest rate swap agreement (note 8), power purchase agreement (PPA) (note 10) and power sales agreement (PSA) (note 10) meet the definition of a derivative. The Partnership’s PPA qualifies for, and the Partnership has elected, the normal purchases and normal sales exception and accordingly accounts for the PPA on an accrual basis. The Partnership’s PSA is marked to market through earnings.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

(h)                      Fair Value Measurements

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

•                              Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement (note 8). As of December 31, 2011 and 2010, the Partnership does not have any nonfinancial assets or liabilities remeasured at fair value on a recurring basis.

(i)                         Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the lease term of the land using the straight-line method (note 4).

The Partnership’s depreciation is based on the Facility being considered a single property unit. Certain components within the Facility will require replacement or overhaul several times over its estimated life. Costs associated with overhauls are recorded as an expense in the period incurred. However, in instances where a replacement of a Facility component is significant and the Partnership can reasonably estimate the original cost of the component being replaced, the Partnership will write-off the replaced component and capitalize the cost of the replacement. The component will be

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

depreciated over the lesser of the EUL of the component or the remaining useful life of the Facility and also the lease term, when the component is a capitalized modification to leased property.

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

(j)                         Deferred Financing Costs

Deferred financing costs, which consist of the costs incurred to obtain financing, are deferred and amortized into interest expense in the accompanying consolidated statements of operations using the effective interest method over the term of the related financing (note 5).

(k)                      Asset Retirement Obligations

Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the EUL of the long-lived asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Partnership recognizes a gain or loss on settlement. The Partnership recognized an asset retirement obligation at December 31, 2011 and 2010 of approximately $10,943,000 and $10,357,000, respectively. This obligation represents the weighted average probability of costs the Partnership would incur to perform environmental clean-up and remove or sell the facility.

(l)                         Income Taxes

As partnerships, the income tax effects attributable to Chambers Cogeneration Partnership Limited accrue directly to the partners. Each partner is individually responsible for its share of the respective Partnerships’ and CPCG taxable income or loss.

In addition, during 2010 and 2011, there were no unrecognized tax benefits, current income taxes or penalties and interest related to income taxes recognized in the consolidated statements of operations or the consolidated statements of financial position.  If interest or penalties were incurred, they would be recognized in income tax expense in the accompanying consolidated statements of operations.

The tax years that remain subject to examination are December 31, 2008 through December 31, 2011.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(m)                   Revenue Recognition

Revenues from the sale of energy and steam are recorded based on monthly output delivered as specified under contractual terms or current market conditions and are recorded on a gross basis on the accompanying consolidated statements of operations as energy and steam revenues, respectively, with the associated costs recorded in operating expenses.

(n)                      Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or partners’ capital.

(o)                      Subsequent Events

The Partnership evaluated subsequent events through March 30, 2012.

(3)                     Inventory

Inventory consisted of the following as of December 31:

	2011	2010
	(In thousands of dollars)

Coal	$3,958	3,727
Fuel oil	444	335
Lime	103	120
Spare parts	4,220	4,019
	$8,725	8,201

(4)                     Property and Equipment

Property and equipment consisted of the following components as of December 31:

		2010
	2011	Restated
	(In thousands of dollars)
Facility	$538,652	537,273
Other equipment	6,567	6,567
Construction in progress	683	9
	545,902	543,849
Less accumulated depreciation	(306,824)	(288,412)
	$239,078	255,437

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The EUL for significant property and equipment categories are as follows:

Facility	30 years
Other equipment	5 to 30 years

(5)                     Long-Term Debt

Long-term debt consisted of the following as of December 31(In thousands of dollars):

				Year ended
	As of December 31, 2011			December 31, 2011
	Commitment	Due	Balance	Interest	Letter of
Description	amount	date	outstanding	expense	credit fees
Bonds payable (1) (6)	$100,000	7/1/21	$100,000	1,573	N/A
Credit agreement:
Term loans (3) (6)	59,376	3/31/14	59,376	1,216	N/A
Bond letter of credit (4) (6) (7)	102,466	12/31/12	—	N/A	1,527
Debt service reserve
letter of credit (5) (6) (7) (8) (9)	22,750	12/15/12	—	N/A	394
Loan Payable (2)	1,108	06/30/16	1,108	42	N/A
			160,484

Less current portion			30,666
			$129,818

				Year ended
	As of December 31, 2010			December 31, 2010
	Commitment	Due	Balance	Interest	Letter of
Description	amount	date	outstanding	expense	credit fees
Bonds payable (1) (6)	$100,000	7/1/21	$100,000	352	N/A
Credit agreement:
Term loans (3) (6)	87,611	3/31/14	87,611	1,695	N/A
Bond letter of credit (4) (6) (7)	102,466	12/31/12	—	N/A	1,480
Debt service reserve letter of credit (5) (6) (7)	22,750	12/31/12	—	N/A	386
			187,611
Less current portion			28,235
			$159,376

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1)                      The bonds are collateralized by an irrevocable letter of credit and provide for interest at variable rates. The weighted average interest rates on the bonds were 1.58% and 0.36% for the years ended December 31, 2011 and 2010, respectively. Remarketing fees paid to the remarketing agent were approximately $100,000 in both 2011 and 2010. These fees are included in interest expense in the accompanying consolidated statements of operations.

(2)                      Loan payable is collateralized by equipment. The term is 60-months commencing July 2011 with interest fixed at 5.69%.

(3)                      The term loans accrue interest at the applicable London Interbank Offered Rate (L1BOR), plus an applicable margin (1.25% at December 31, 2011 and December 31, 2010). The weighted average interest rates on the term loan were 1.58% and 1.62% for 2011 and 2010, respectively.

(4)                      The letter of credit fee for 2011 and 2010 was 1.25%. In addition, the facility provides for a fronting fee of 0.30% effective August 12, 2011 (previously 0.175%) on the stated amount which is included in interest expense in the accompanying consolidated statements of operations.

(5)                      The letter of credit fee for 2011 through December 19 and 2010 was 1.50%. In addition, the facility provided for a fronting fee of 0.175% on the stated amount which is included in interest expense in the accompanying consolidated statements of operations.

(6)                      All bonds, loans and credit facilities are collateralized by the assets of the Facility and the real estate covered by the ground lease (note 1) and are nonrecourse to the Partners.

(7)                      As of December 31, 2011 and 2010, there were no amounts drawn under the letter of credit commitments.

(8)                     On December 15, 2011, EIF Calypso, LLC, EIF United States Power Fund IV, LP, and Atlantic Power Corporation posted acceptable replacement security letters of credit totaling $22,750,000 replacing the previous debt service reserve letter of credit. The replacement letters of credit each expire on December 15, 2012 with an automatic one (1) year extension unless the issuing bank(s) give 90 days written notification.

(9)                      As of December 31, 2011, there were no amounts drawn on the DSR letter of credit.

Accrued interest payable of $17,000 and $3,000 is included in accrued liabilities in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Future minimum principal payments as of December 31, 2011 are as follows (dollars in thousands):

2012	$30,666
2013	27,197
2014	2,235
2015	269
2016	117
Thereafter	100,000
$160,484

In connection with the various agreements discussed above, certain financial covenants must be met and reported on an annual basis.  The Partnership was in compliance with all debt covenants at December 31, 2011 with the exception of two, for which the Partnership has obtained a waiver for one violation and is expected to cure the second violation within the designated cure period.

Interest Rate Swap Agreements

The Partnership is a party to one amortizing interest rate swap agreement with an outstanding notional amount of $59,376,000 at December 31, 2011 and expiring on various dates through March 31, 2014. Swap payments related to the agreements covering the variable rate bank debt are made based on the spread between 6.18% (weighted average of the outstanding agreement as of December 31, 2011) and LIBOR multiplied by the notional amounts outstanding. Net amounts paid to the counterparties were approximately $4,569,000 and $6,170,000 in 2011 and 2010, respectively. These amounts were recorded as interest expense in the accompanying consolidated statements of operations.

(6)                     Operating Leases

The Partnership leases certain equipment, land and buildings under noncancelable operating leases expiring at various dates through 2024. For the years ended December 31, 2011 and 2010, the Partnership incurred lease expense of approximately $205,000 and $208,000, respectively, which is included in operations and maintenance expense and general and administrative expense in the accompanying consolidated statements of operations.

Future minimum lease payments, as of December 31, 2011, are as follows (dollars in thousands):

2012	$204
2013	204
2014	204
2015	200
2016	192
Thereafter	974
$1,978

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(7)                     Payment in Lieu of Taxes

In January 1991, the Partnership entered into a Payment in Lieu of Taxes (PILOT) agreement with the Township of Carneys Point, a municipal corporation of the state of New Jersey, which exempts the Partnership from certain property taxes. The agreement commenced on January 1, 1994, and will terminate on December 31, 2033. PILOT payments are paid annually and are expensed on a straight-line basis as incurred over the term of the agreement. Property taxes are due and paid quarterly and are deducted from the annual PILOT payments made. The Partnership expensed approximately $2,800,000 and $2,700,000 related to the PILOT which is included in general and administrative in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, future payments remaining under the PILOT are as follows (dollars in thousands):

2012	$3,000
2013	3,400
2014	3,700
2015	3,900
2016	4,100
Thereafter	110,600
$128,700

(8)                     Fair Value of Financial Instruments

The Partnership’s swap agreements and PSA are accounted for as derivative contracts (note 2). The Partnership uses a valuation model to derive the fair value of its derivative contracts based upon the present value of known or estimated cash flows taking into consideration multiple inputs including contractual terms of the swap agreements and PSA, observable market based inputs when available, interest rate curves, and counterparty credit risk. The models used reflect the contractual terms of, and specific risks inherent in, the contracts as well as the availability of pricing information in the market. Where possible, the Partnership verifies the values produced by its pricing model to market transactions. Due to the fact that the Partnership’s PSA contract trades in less liquid markets, model selection requires significant judgment because such contracts tend to be more complex and pricing information is less available in these markets. Price transparency is inherently more limited for more complex structures because of the nature, location and tenor of the arrangement, which requires additional inputs such as correlations and volatilities. In addition to model selection, management makes significant judgments based upon the Partnership’s proprietary views of market factors and conditions regarding price and correlation inputs in unobservable periods and adjustments to reflect various factors such as liquidity, bid/offer spreads and credit considerations. If available, these adjustments are based on market evidence.

The Partnership adjusts the inputs to its valuation models only to the extent that changes in these inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes, or can be derived from other substantive evidence such as empirical market data. In circumstances where the Partnership cannot verify the models to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table sets forth the Partnership’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level at December 31, 2011:

Quoted
prices in
active
	markets for	Significant	Significant
	identical	other	other
	assets or	observable	unobservable
	liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Interest Rate Swaps	$—	—	—	—
PSA	—	—	—	—
Liabilities:
Interest Rate Swaps	—	—	(3,729)	(3,729)
PSA	—	—	(1,420)	(1,420)
	$—	—	(5,149)	(5,149)

The following table sets forth a reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs for the year ended December 31, 2011 (dollars in thousands).

Fair value of derivatives based on significant unobservable inputs at January 1, 2011	$(7,713)
Unrealized gains, net (1)	2,564

Fair value of derivatives based on significant unobservable inputs at December 31, 2011	$(5,149)

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table sets forth the Partnership’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level at December 31, 2010:

Quoted
prices in
active
	markets for	Significant	Significant
	identical	other	other
	assets or	observable	unobservable
	liabilities	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Interest Rate Swap	$—	—	—	—
Liabilities:
Interest Rate Swap	—	—	(7,713)	(7,713)
	$—	—	(7,713)	(7,713)

The following table sets forth a reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs for the year ended December 31, 2010 (dollars in thousands).

Fair value of derivatives based on significant unobservable inputs at January 1, 2010	$(10,693)
Unrealized losses (1)	2,980

Fair value of derivatives based on significant unobservable inputs at December 31, 2010	$(7,713)

(1)                     Unrealized gain on the interest swap is recognized in operating expenses in the consolidated statements of operations for the years ended December 31, 2010 and 2011. Unrealized loss on the PSA is recognized in revenue in the consolidated statement of operations for the year ended December 31, 2011. Each of the contracts contributing to the unrealized gain, net was still held by the Partnership at December 31, 2011.

The Partnership’s additional financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, due to affiliates, and accrued liabilities. These instruments approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature.

The fair value of the Partnership’s bonds and long term loans payable approximates their carrying value due to the variable nature of the interest obligations thereon.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(9)                     Concentrations of Credit Risk

Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations. The Partnership primarily conducts business with counterparties in the energy industry. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses by dealing, where practical, with counterparties that are rated investment grade by a major credit rating agency or have a history of reliable performance within the energy industry.

The Partnership’s credit risk is primarily concentrated with AE and DuPont. AE and DuPont provided 76% and 24%, respectively, of the Partnership’s revenues for the year ended December 31, 2011 and accounted for approximately 72% and 28%, respectively, of the Partnership’s trade accounts receivable balance at December 31, 2011. The Partnership has a coal supply contract with Consolidated Coal Company, Consolidated Pennsylvania Coal Company, Consolidated Coal Sales Company and Nineveh Coal Company (together Consol) who are responsible for providing 100% of the Partnership’s coal requirements through 2014. The Partnership’s credit risk is also impacted by the credit risk associated with its issuing bank of the bond letter of credit, BNP Paribas (previously Dexia Credit Locale).

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to the Partnership’s interest rate swap agreements (notes 2 and 5). The Partnership does not obtain collateral or other security to support such agreements, but continually monitors its positions with, and the credit quality of, the counterparties to such agreements.

(10)              Commitments and Contingencies

(a)                      Power Purchase Agreement

The Partnership has a power purchase agreement (PPA) with AE for sales of the Facility’s power output during a 30-year period commencing in 1994. The PPA provides AE with dispatch rights over the Facility, with a contractual minimum of the equivalent of 3,500 hours of full load operation. The pricing structure provides for both capacity and energy payments. Capacity payments are fixed over the life of the contract. Energy payments are based on a contractual formula which is adjusted annually, as defined in the PPA, based on a utility coal index.

(b)                      Power Sales Agreement

The Partnership has entered into a supplemental power sales agreement (PSA) with AE which provides the Partnership self-dispatch rights for both undispatched PPA and excess energy as well as the right to market excess capacity. The pricing structure provides for both capacity and energy payments. The Partnership shares margins on the self-dispatched energy with AE based on hourly wholesale prices. Excess capacity is sold in PJM’s periodic auctions and the resulting revenue is shared between the Partnership and AE. The PSA expired on December 31, 2011. The Partnership has entered into a new PSA with AE in December 2011 that commences January 1, 2012 and expires on December 31, 2012.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(c)                       Steam and Electricity Sales Agreement

The Partnership has a steam and electricity sales agreement with DuPont (the DuPont Agreement) for a 30-year period commencing in 1994. Thereafter, the agreement will remain in effect unless terminated by either party upon at least 36-months’ notice. DuPont is required to purchase a minimum of 525,600,000 pounds of process steam per year and no minimum amount of electricity. The steam price is adjusted quarterly based on coal price index formulas defined in the agreement. The electricity price is also adjusted quarterly based on coal price index formulas and the AE average retail rate, as defined in the agreement. The Partnership has ongoing litigation with DuPont over the electric energy payment calculation. Amounts under dispute have not been reflected in revenues in the accompanying consolidated statements of operations.

(d)                      Fly Ash Disposal Agreement

As of November 1, 2011, the Partnership entered into an Ash Management Services Agreement (Ash Agreement) with HEI of PA, Inc. (HEI) for disposal of a minimum of 50,000 tons per calendar year (prorated for any partial year) of bottom ash and fly ash, including pugged ash and dry ash generated or produced at the facility. The contract has an initial term of ten (10) years commencing November 1, 2011 with three (3) additional five (5) year period automatic extensions unless either party gives written notice of nonextension to the other party twelve (12) months prior to the expiration of the then current term. Disposal pricing is adjusted annually, as defined in the Ash Agreement, beginning on the third anniversary date.

(e)                       Reverse Osmosis Boiler Feed Water System

In 2011, the Partnership entered into a capital lease agreement with Wells Fargo Equipment Finance, Inc (Wells Fargo) to lease a Reverse Osmosis Boiler Feed Water System (RO) that was designed, fabricated, and installed by Western Reserve Water Systems. The capital lease is for a term of 60 months commencing in July 2011. At the end of the lease term, the Partnership will have the option to purchase the RO for $1.

(f)                         Other

The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the Partnership’s consolidated financial position or results of operations.

(11)             Related Parties

(a)                      Operations and Maintenance Agreement

The Partnership is party to an Operations and Maintenance Agreement (O&M Agreement) with US Operating Services Company, LLC (USOSC), a wholly owned subsidiary of Calypso, for the operation and maintenance (O&M) of the Carneys Point Project. During the third quarter 2010, ownership of USOSC was acquired by Calypso from CELLC. The O&M Agreement expires on April 1, 2014. Thereafter, the O&M agreement will be automatically renewed for periods of five-years, until terminated by either party with 12-months prior notice. Compensation to OSC under the agreement includes (i) an annual base fee, of which a portion is subordinate to debt service and certain other costs, (ii) certain earned fees and bonuses based on the Facility’s performance and (iii)

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

reimbursement for certain costs, including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs. The fees are adjusted annually by a measure of inflation as defined in the agreement. If targeted Facility performance is not reached on a monthly basis, OSC may be required to pay liquidated damages to the Partnership. The Partnership incurred related expense of approximately $10,479,000 and $9,771,000 which is recorded in operations and maintenance in the consolidated statements of operations during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Partnership owed OSC $1,712,000 and $1,844,000, respectively, under the O&M Agreement, which is included in due to affiliates in the accompanying consolidated balance sheets. Under the terms of the agreement, approximately $560,000 and $350,000 of the amounts owed at December 31, 2011 and 2010, respectively, is subordinate to the debt service for the Partnership’s bonds payable and term loans.

USOSC is party to a Technical Services Agreement (TSA) with Power Services Company, LLC (PSC), a wholly owned subsidiary of Calypso, for services to assist in the day-to-day O&M of the Carneys Point Project. During the third quarter 2010, ownership of PSC was acquired by Calypso from CELLC.

PSC and NAES Corporation (NAES), an independent third-party O&M provider, are parties to a subcontract (NAES Agreement) for NAES to perform all tasks commercially and reasonably necessary to operate, maintain and manage the Company, including administering, managing, monitoring, and performing all of USOSC’s obligations and responsibilities of the O&M agreement between USOSC and the Partnership. The NAES agreement expires on August 23, 2015.

(b)                      Management Services Agreement

The Partnership has a Management Services Agreement (MSA) with PSC to provide day-to-day management and administration services to the Carneys Point Project through September 20, 2018. PSC and Power Plant Management Services, LLC (PPMS), an independent third party management services provider, are parties to a subcontract formalized under a Project Management and Administrative Services Agreement (PMAS) for the Carneys Point Project. The initial term of the PMAS agreement expires on August 23, 2015. The initial term automatically extends for successive two year periods or, if the Facility MSA is scheduled to terminate or expire pursuant to its own terms prior to the expiration of any two year period, a shorter period equal to the time remaining under the Facility MSA unless either party notifies the other party at least three months prior to expiration of the then existing term. Under the PMAS, PPMS provides overall project management, administrative, and related support services as may be necessary to the Partnership and oversees the execution of the NAES agreement on behalf of the Partnership. Compensation to PSC under the agreement includes a monthly fee of $50,000, and PMAS pass-through costs. Payments to PSC of $1,292,000 and $1,731,000 are included in operations and maintenance in the consolidated statements of operations in 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Partnership owed PSC approximately $50,000 for each of 2011 and 2010, which is included in due to affiliates in the accompanying consolidated balance sheets and is subordinate to debt service for the Partnership’s bonds payable and term loans.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(12)              Restatement of Previously Issued Financial Statements

Following a review of its accounting policies, the Partnership determined that it had incorrectly calculated depreciation expense of the Facility. The Partnership has a ground lease for the Facility with a term of 30 years from the start of the lease with no renewal options. The lease term began with the commencement of commercial operations of the Facility in 1994. The Partnership had been depreciating the Facility over an EUL of 60 years. The Partnership should have been depreciating the Facility over the lesser of its EUL or the term of the ground lease. Therefore, the Partnership understated previously reported depreciation expense and overstated the carrying value of its property and equipment. Additionally, the Partnership determined that it had incorrectly calculated its estimate of the fair value of asset retirement obligations and related accretion and depreciation expense. As a result, the Partnership restated its financial statements for the years ended December 31, 2010 and 2009. These non-cash adjustments had no material impact on the Partnership’s previously reported cash flows, cash position or revenues in any period, or on the Partnership’s compliance with any of its debt covenants.

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The impact of the corrections to 2010 previously issued financial statements is as follows:

	Amount
	previously		As
(in thousands of dollars)	reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$53	—	53
Restricted cash	8,292	—	8,292
Accounts receivable	15,195	—	15,195
Inventory	8,201	—	8,201
Other assets	469	—	469

Total current assets	32,210	—	32,210

Construction in Progress	9	—	9
Property and equipment, net of accumulated depreciation of $288,412 (previously reported as $189,541)	350,800	(95,372)	255,428
Deferred financing costs, net of accumulated amortization of $5,182	1,648	—	1,648

Total assets	384,667	(95,372)	289,295

Liabilities and Partners’ Capital
Current liabilities
Current portion on long-term debt	$28,235	—	28,235
Accounts payable	4,670	—	4,670
Due to affiliates	1,887	—	1,887
Accrued liabilities	1,822	—	1,822
Interest rate swap	4,470	—	4,470

Total current liabilities	41,084	—	41,084

Long-term debt	159,376	—	159,376
Interest rate swap	3,243	—	3,243
Asset retirement obligation	2,107	8,250	10,357

Total liabilities	205,810	8,250	214,060

Partners’ capital
General partners	178,549	(102,585)	75,964
Limited partner	1,804	(1,037)	767
Accumulated other comprehensive loss	(1,496)	—	(1,496)

Total partners’ capital	178,857	(103,622)	75,235

Total liabilities and partners’ capital	384,667	(95,372)	289,295

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	Amount
	previously		As
(in thousands of dollars)	reported	Adjustments	Restated

Operating revenues
Energy	$62,440	—	62,440
Capacity	59,996	—	59,996
Steam	16,443	—	16,443

Total operating revenues	138,879	—	138,879

Operating expenses
Fuel	59,129	—	59,129
Operations and maintenance	25,910	—	25,910
General and administrative	5,824	446	6,270
Depreciation	8,173	10,212	18,385

Total operating expenses	99,036	10,658	109,694

Operating income	39,843	(10,658)	29,185

Other income (expense)
Interest income	1	—	1
Miscellaneous income	133	—	133
Unrealized gain on interest rate swaps	2,980	—	2,980
Interest expense	(11,747)	—	(11,747)

Net income	$31,210	(10,658)	20,552

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

				Restated
				Accumulated
	Restated	Restated	Restated	Other
	General	Limited	Comprehensive	Comprehensive	Restated
(in thousands of dollars)	Partners	Partner	Income	Loss	Total

Partners’ capital at December 31, 2009 (as restated)	$37,909	25,270		(2,784)	60,395
Conversion of partnership interest (as previously reported)	64,652	(64,652)

Restatement adjustment	(37,843)	37,843
Net income (as previously reported)	27,140	4,070	31,210		31,210
Restatement adjustment	(8,964)	(1,694)	(10,658)		(10,658)
Amortization of previously deferred loss on interest rate swap agreement			1,288	1,288	1,288

Total comprehensive income			$21,840

Capital distributions	(6,930)	(70)			(7,000)
Partners’ capital at December 31, 2010 (as restated)	$75,964	767		$(1,496)	75,235

(Continued)

CHAMBERS COGENERATION LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	Amount
	previously		As
(in thousands of dollars)	reported	Adjustments	Restated

Cash flows from operating activities
Net income	$31,210	(10,658)	20,552
Noncash items included in net income:
Amortization of deferred interest rate swap losses	1,288	—	1,288
Unrealized gain on interest rate swaps	(2,980)	—	(2,980)
Depreciation	8,173	10,212	18,385
Amortization of deferred financing costs	225	—	225
Accretion of asset retirement obligation	109	446	555
Loss on disposal of assets	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,230)	—	(3,230)
Inventory	(966)	—	(966)
Emission allowances	2,540	—	2,540
Other assets	773	—	773
Accounts payable	(736)	—	(736)
Due to affiliates	103	—	103
Accrued liabilities	160	—	160

Net cash provided by operating activities	36,669	—	36,669

Cash flows from investing activities
(Decrease) increase in restricted cash	(1,987)	—	(1,987)
Proceeds from the sale of assets	—	—	—
Capital expenditures	(100)	—	(100)

Net cash (used in) providing by investing activities	(2,087)	—	(2,087)

Cash flows from financing activities
Repayments of long-term debt	(27,628)	—	(27,628)
Capital distributions	(7,000)	—	(7,000)

Cash used in financing activities	(34,628)	—	(34,628)

Net decrease in cash and cash equivalents	(46)	—	(46)

Cash and cash equivalents
Beginning of period	99	—	99

End of period	$53	—	53

Supplemental disclosure of cash flow information
Cash paid for interest	$10,312	—	10,312

Chambers Cogeneration Limited Partnership

Consolidated Financial Statements

December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Index

December 31, 2010 and 2009

Page(s)

Report of Independent Auditors	F-30

Consolidated Financial Statements

Balance Sheets	F-31

Statements of Operations	F-32

Statements of Changes in Partners’ Capital and Comprehensive Income	F-33

Statements of Cash Flows	F-34

Notes to Financial Statements	F-35–F-56

Report of Independent Auditors

To the Board of Control of
Chambers Cogeneration Limited Partnership:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in partners’ capital and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Chambers Cogeneration Limited Partnership and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its financial statements for the years ended December 31, 2010 and 2009 to correct errors.

/s/ PricewaterhouseCoopers LLP

March 16, 2011, except for the Restatement of Previously Issued Financial Statements section of Note 2, which is as of March 30, 2012

Chambers Cogeneration Limited Partnership

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands of dollars)	Restated 2010	Restated 2009

Assets
Current assets
Cash and cash equivalents	$53	$99
Restricted cash	8,292	6,305
Accounts receivable	15,195	11,965
Inventory	8,201	7,235
Emission allowances	—	2,540
Other assets	469	1,162
Total current assets	32,210	29,306
Construction in Progress	9	—
Property and equipment, net of accumulated depreciation of $288,412 and $270,027, respectively	255,428	273,715
Deferred financing costs, net of accumulated amortization of $5,182 and $4,957 respectively	1,648	1,873
Other assets	—	80
Total assets	$289,295	$304,974
Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$28,235	$27,628
Accounts payable	4,670	5,406
Due to affiliates	1,887	1,784
Accrued liabilities	1,822	1,655
Interest rate swap	4,470	5,851
Total current liabilities	41,084	42,324
Long-term debt	159,376	187,611
Interest rate swap	3,243	4,842
Asset retirement obligation	10,357	9,802
Total liabilities	214,060	244,579
Commitments and contingencies
Partners’ capital
General partners	75,964	37,909
Limited partner	767	25,270
Accumulated other comprehensive loss	(1,496)	(2,784)
Total partners’ capital	75,235	60,395
Total liabilities and partners’ capital	$289,295	$304,974

The accompanying notes are an integral part of these consolidated financial statements.

Chambers Cogeneration Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

	Restated	Restated
(in thousands of dollars)	2010	2009

Operating revenues
Energy	$62,440	$52,727
Capacity	59,996	59,665
Steam	16,443	14,266
Total operating revenues	138,879	126,658
Operating expenses
Fuel	59,129	53,625
Operations and maintenance	25,910	34,322
General and administrative	6,270	5,397
Depreciation	18,385	18,245
Loss on disposal of assets	—	1,030
Total operating expenses	109,694	112,619
Operating income	29,185	14,039
Other income (expense)
Interest income	1	3
Miscellaneous income	133	—
Unrealized gain on interest rate swaps	2,980	5,599
Interest expense	(11,747)	(15,614)
Net income	$20,552	$4,027

The accompanying notes are an integral part of these consolidated financial statements.

Chambers Cogeneration Limited Partnership

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

Years Ended December 31, 2010 and 2009

(in thousands of dollars)	Restated General Partners	Restated Limited Partner	Restated Comprehensive Income	Restated Accumulated Other Comprehensive Loss	Restated Total

Partners’ capital at December 31, 2008	$37,202	$24,800		$(4,570)	$57,432
Net income	2,417	1,610	$4,027		4,027
Amortization of previously deferred loss on interest rate swap agreement			1,786	1,786	1,786
Total comprehensive income			$5,813
Capital distributions	(1,710)	(1,140)		—	(2,850)
Partners’ capital at December 31, 2009	$37,909	$25,270		$(2,784)	$60,395
Conversion of partnership interest	$26,809	$(26,809)
Net income	18,176	2,376	$20,552		20,552
Amortization of previously deferred loss on interest rate swap agreement			1,288	1,288	1,288
Total comprehensive income			$21,840
Capital distributions	(6,930)	(70)			(7,000)
Partners’ capital at December 31, 2010	$75,964	$767		$(1,496)	$75,235

The accompanying notes are an integral part of these consolidated financial statements.

Chambers Cogeneration Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

	Restated	Restated
(in thousands of dollars)	2010	2009

Cash flows from operating activities
Net income	$20,552	$4,027
Noncash items included in net income:
Amortization of deferred interest rate swap losses	1,288	1,786
Unrealized gain on interest rate swaps	(2,980)	(5,599)
Depreciation	18,385	18,245
Amortization of deferred financing costs	225	244
Accretion of asset retirement obligation	555	525
Loss on disposal of assets	—	1,030
Changes in operating assets and liabilities:
Accounts receivable	(3,230)	2,709
Inventory	(966)	1,116
Emission allowances	2,540	(2,540)
Other assets	773	1,864
Accounts payable	(736)	(1,265)
Due to affiliates	103	(444)
Accrued liabilities	160	(740)

Net cash provided by operating activities	36,669	20,958

Cash flows from investing activities
(Decrease) increase in restricted cash	(1,987)	7,347
Proceeds from the sale of assets	—	32
Capital expenditures	(100)	(1,602)

Net cash (used in) provided by investing activities	(2,087)	5,777

Cash flows from financing activities
Repayments of long-term debt	(27,628)	(23,920)
Capital distributions	(7,000)	(2,850)

Cash used in financing activities	(34,628)	(26,770)

Net decrease in cash and cash equivalents	(46)	(35)

Cash and cash equivalents
Beginning of period	99	134

End of period	$53	$99
Supplemental disclosure of cash flow information
Cash paid for interest	$10,312	$13,586

The accompanying notes are an integral part of these consolidated financial statements.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

1.                            Organization and Business

Chambers Cogeneration Limited Partnership (the “Partnership”) is a Delaware limited partnership formed on August 17, 1988.  The general partners are Peregrine Power, LLC (“Peregrine”), a California limited liability company, and Cogentrix/Carneys Point, LLC (“Cogentrix/Carneys”), a Delaware limited liability company.  Cogentrix/Carneys and Peregrine were each wholly-owned indirect subsidiaries of Cogentrix Energy, LLC (“CELLC”).  In November 2007, CELLC transferred 100% of its indirect equity interest in Peregrine and Cogentrix/Carneys to Calypso Energy Holdings, LLC (“Calypso”), then a wholly-owned subsidiary of CELLC.  Following such transfer, on November 14, 2007, CELLC sold an 80% equity interest in Calypso to EIF Calypso, LLC (“EIF”), a limited liability company owned by one or more private equity funds managed by EIF Management, LLC (collectively, the “Calypso Transaction”).  CELLC holds a 20% equity interest in Calypso and a 12% indirect interest in the Partnership.  Epsilon Power (“Epsilon”), a wholly-owned indirect subsidiary of Atlantic Power Corporation holds a 40% interest in the Partnership.  In May 2010, Epsilon converted 39% of their 40% limited partnership interest to a general partnership interest.

The Partnership was formed to construct, own and operate a 262-megawatt (“MW”) coal-fired cogeneration station (the “Facility”) at DuPont’s Chambers Works chemical complex in Carneys Point, New Jersey.  The Facility produces energy for sale to Atlantic City Electric Company (“AE”), and energy and process steam to E.I. DuPont de Nemours & Company (“DuPont”) for use in its industrial operations.  The Facility achieved final completion and commercial operations in 1994.

In December 2008, the Partnership submitted an application to PJM Interconnection (“PJM”) to increase the Facility’s capacity rating from 225 MW to 240 MW.  On April 28, 2009, the Partnership received notice from PJM that the capacity interconnection rights assigned to the Facility have been increased to 240 MW.  The Facility currently sells excess energy under a separate power sales agreement (Note 10).

The net income and losses of the Partnership are allocated to Peregrine, Cogentrix/Carneys and Epsilon (collectively, the “Partners”) based on the following ownership percentages:

Peregrine	50%
Cogentrix/Carneys	10%
Epsilon (39% general partnership, 1% limited partnership)	40%

All distributions other than liquidating distributions are made based on the Partners’ percentage interests, as shown above, in accordance with the Partnership documents and at such times and in such amounts as the Board of Control of the Partnership determines.

Carneys Point Generating Company, L.P.

The Partnership has a lease agreement with Carneys Point Generating Company, L.P. (“CPGC”), which is equally owned by Topaz Power, LLC (“Topaz”) and by Garnet Power, LLC (Garnet”), both of which were wholly-owned direct subsidiaries of Power Services Company, LLC (“PSC”), an indirect wholly-owned subsidiary of CELLC.  In November 2007, CELLC transferred 100% of its ownership interest in Topaz and Garnet to Calypso in connection with the Calypso Transaction.  CPGC leases the facility and subleases the site from the Partnership.  In addition, certain contracts and agreements related to the Partnership have been assigned to CPGC by the Partnership.  The lease commenced on September 20, 1994 and has a 24-year term.  CPGC’s operations have been established to effectively break-even under the lease agreement.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

2.                            Summary of Significant Accounting Policies

Basis of Presentation

On January 1, 2010, the Partnership adopted an accounting standards update that changes when and how to determine, or re-determine, whether an entity is a variable interest entity (“VIE”), which could require consolidation.  In addition, the accounting standards update replaces the quantitative approach for determining who has a controlling financial interest in a VIE with a qualitative approach and requires ongoing assessments of whether an entity is the primary beneficiary of a VIE.

The Partnership is required to consolidate any entities that they control.  In most cases, control can be determined based on majority ownership or voting interests.  However, for certain entities, control is difficult to discern based on ownership or voting interests alone.  These entities are referred to as VIE’s.  A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any characteristics of a controlling financial interest.  An enterprise has a controlling financial interest if it has the obligation to absorb expected losses or receive expected gains that could potentially be significant to a VIE and the power to direct activities that are most significant to a VIE’s economic performance.  An enterprise that has a controlling financial interest is known as the VIE’s primary beneficiary and is required to consolidate the VIE.  The Partnership reassesses its determination of whether the Partnership is the primary beneficiary of a VIE at each reporting date or if there are changes in facts and circumstances that could potentially alter the Partnership’s assessment.

The Partnership has determined that CPGC is a VIE of the Partnership primarily due to its lease arrangements with CPGC.  The Partnership has determined that it has the power to direct the activities that most significantly impact CPGC’s economic performance, and therefore the Partnership consolidates CPGC into its financial statements.  All material intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The historical cost of emission allowances is calculated as follows:

•                Granted from regulatory body — emission allowances obtained via grants are not assigned any value by the Partnership as their cost is zero.

•                Acquired as part of an acquisition — emission allowances are recorded at fair value as of the acquisition date, subject to pro rata reduction if overall purchase price is less than the entity’s fair value.

•                Purchased from third parties — emission allowances that are transferable and can be purchased or sold in the normal course of business are recorded at cost.

Derivative Contracts

In accordance with guidance on accounting for derivative instruments and hedging activities all derivatives should be recognized at fair value.  Derivatives or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings.  Derivative contracts are classified as either assets or liabilities on the consolidated balance sheets.  Certain contracts that require physical delivery may qualify for and be designated as normal purchases/normal sales.  Such contracts are accounted for on an accrual basis.  The Partnership’s interest rate swap agreement (Notes 5 and 8) and power purchase agreement (“PPA”) (Note 10) meet the definition of a derivative.  The Partnership’s PPA qualifies for, and the Partnership has elected, the normal purchases and normal sales exception and accordingly accounts for the PPA on an accrual basis.

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

•	Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement (Note 8).  As of December 31, 2010 and 2009, the Partnership does not have any non-financial assets or liabilities remeasured at fair value on a recurring basis

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful life (“EUL”) of the related assets using the straight-line method (Note 4).

The Partnership’s depreciation is based on the Facility being considered a single property unit.  Certain components within the Facility will require replacement or overhaul several times over its estimated life.  Costs associated with overhauls are recorded as an expense in the period incurred.  However, in instances where a replacement of a Facility component is significant and the Partnership can reasonably estimate the original cost of the component being replaced, the Partnership will write-off the replaced component and capitalize the cost of the replacement.  The component will be depreciated over the lesser of the EUL of the component or the remaining useful life of the Facility.

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

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation.  These reclassifications had no effect on the previously reported results of operations or partners’ capital.

Subsequent Events

The Partnership evaluated subsequent events through March 16, 2011.

Recent Accounting Pronouncements

Effective July 1, 2009 the Partnership adopted the Accounting Standards Codification (“ASC”) issued by the FASB.  The ASC does not change GAAP, but instead takes the numerous individual accounting pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, which are then broken down into subtopics, sections and paragraphs.  The intent is to simplify user access to authoritative GAAP by providing all of the guidance related to a particular topic in one place.  ASC supersedes all previously existing non-Security and Exchange Commission or non-grandfathered accounting and reporting standards.  The adoption of ASC did not have any impact on the Partnership’s consolidated financial statements.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Restatement of Previously Issued Financial Statements

Following a review of its accounting policies, the Partnership determined that it had incorrectly calculated depreciation expense of the Facility.  The Partnership has a ground lease for the Facility with a term of 30 years from the start of the lease with no renewal options. The lease term began with the commencement of commercial operations of the Facility in 1994.  The Partnership had been depreciating the Facility over an EUL of 60 years.  The Partnership should have been depreciating the Facility over the lesser of its EUL or the term of the ground lease.  Therefore, the Partnership understated previously reported depreciation expense and overstated the carrying value of its property and equipment.  Additionally, the Partnership determined that it had incorrectly calculated its estimate of the fair value of asset retirement obligations and related accretion and depreciation expense.  As a result, the Partnership restated its financial statements for the years ended December 31, 2010 and 2009.  These non-cash adjustments had no material impact on the Partnership’s previously reported cash flows, cash position or revenues in any period, or on the Partnership’s compliance with any of its debt covenants.

The following tables represent the adjustment as a result of the restatement to the previously reported balance sheets as of December 31, 2010 and 2009 and the related statements of operations, of changes in partners capital and comprehensive income, and of cash flows for the fiscal years ended December 31, 2010 and 2009.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Consolidated Balance Sheets

December 31, 2010

(in thousands of dollars)	As Previously Reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$53		$53
Restricted cash	8,292		8,292
Accounts receivable	15,195		15,195
Inventory	8,201		8,201
Other assets	469		469
Total current assets	32,210	—	32,210
Construction in Progress	9		9
Property and equipment, net of accumulated depreciation of $288,412 (previously reported as $189,541)	350,800	$(95,372)	255,428
Deferred financing costs, net of accumulated amortization of $5,182	1,648		1,648
Total assets	$384,667	$(95,372)	$289,295
Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$28,235		$28,235
Accounts payable	4,670		4,670
Due to affiliates	1,887		1,887
Accrued liabilities	1,822		1,822
Interest rate swap	4,470		4,470
Total current liabilities	41,084	—	41,084
Long-term debt	159,376		159,376
Interest rate swap	3,243		3,243
Asset retirement obligation	2,107	$8,250	10,357
Total liabilities	205,810	8,250	214,060
Partners’ capital
General partners	178,549	(102,585)	75,964
Limited partner	1,804	(1,037)	767
Accumulated other comprehensive loss	(1,496)		(1,496)
Total partners’ capital	178,857	(103,622)	75,235
Total liabilities and partners’ capital	$384,667	$(95,372)	$289,295

Chambers Cogeneration Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Consolidated Balance Sheets

December 31, 2009

	As Previously
(in thousands of dollars)	Reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$99		$99
Restricted cash	6,305		6,305
Accounts receivable	11,965		11,965
Inventory	7,235		7,235
Emission allowances	2,540		2,540
Other assets	1,162		1,162
Total current assets	29,306	—	29,306
Property and equipment, net of accumulated depreciation of $270,027, (previously reported as $181,368)	358,875	$(85,160)	273,715
Deferred financing costs, net of accumulated amortization of $4,957	1,873		1,873
Other assets	80		80
Total assets	$390,134	$(85,160)	$304,974
Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$27,628		$27,628
Accounts payable	5,406		5,406
Due to affiliates	1,784		1,784
Accrued liabilities	1,655		1,655
Interest rate swap	5,851		5,851
Total current liabilities	42,324	—	42,324
Long-term debt	187,611		187,611
Interest rate swap	4,842		4,842
Asset retirement obligation	1,998	$7,804	9,802
Total liabilities	236,775	7,804	244,579
Partners’ capital
General partners	93,687	(55,778)	37,909
Limited partner	62,456	(37,186)	25,270
Accumulated other comprehensive loss	(2,784)		(2,784)
Total partners’ capital	153,359	(92,964)	60,395
Total liabilities and partners’ capital	$390,134	$(85,160)	$304,974

Chambers Cogeneration Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership
Consolidated Statements of Operations
December 31, 2010

	As Previously
(in thousands of dollars)	Reported	Adjustments	As Restated
Operating revenues
Energy	$62,440		$62,440
Capacity	59,996		59,996
Steam	16,443		16,443
Total operating revenues	138,879	—	138,879
Operating expenses
Fuel	59,129		59,129
Operations and maintenance	25,910		25,910
General and administrative	5,824	$446	6,270
Depreciation	8,173	10,212	18,385
Total operating expenses	99,036	10,658	109,694
Operating income	39,843	(10,658)	29,185
Other income (expense)
Interest income	1		1
Miscellaneous income	133		133
Unrealized gain on interest rate swaps	2,980		2,980
Interest expense	(11,747)		(11,747)
Net income	$31,210	$(10,658)	$20,552

Chambers Cogeneration Limited Partnership
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership
Consolidated Statements of Operations
December 31, 2009

	As Previously
(in thousands of dollars)	Reported	Adjustments	As Restated
Operating revenues
Energy	$52,727		$52,727
Capacity	59,665		59,665
Steam	14,266		14,266
Total operating revenues	126,658	—	126,658
Operating expenses
Fuel	53,625		53,625
Operations and maintenance	34,322		34,322
General and administrative	4,975	$422	5,397
Depreciation	8,278	9,967	18,245
Loss on disposal of assets	1,030	—	1,030
Total operating expenses	102,230	10,389	112,619
Operating income	24,428	(10,389)	14,039
Other income (expense)
Interest income	3		3
Unrealized gain on interest rate swaps	5,599		5,599
Interest expense	(15,614)		(15,614)
Net income	$14,416	$(10,389)	$4,027

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Consolidated Statements of Changes in Capital and Comprehensive Income
December 31, 2010

(in thousands of dollars)	Restated General Partners	Restated Limited Partner	Restated Comprehensive Income	Restated Accumulated Other Comprehensive Loss	Restated Total

Partners’ capital at December 31, 2009 (as restated)	$37,909	$25,270		$(2,784)	$60,395

Conversion of partnership interest (as previously reported)	$64,652	$(64,652)
Restatement adjustment	(37,843)	37,843
Net income (as previously reported)	27,140	4,070	$31,210		$31,210
Restatement adjustment	(8,964)	(1,694)	(10,658)		(10,658)
Amortization of previously deferred loss on interest rate swap agreement			1,288	1,288	1,288
Total comprehensive income			$21,840
Capital distributions	(6,930)	(70)			(7,000)
Partners’ capital at December 31, 2010 (as restated)	$75,964	$767		$(1,496)	$75,235

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Consolidated Statements of Changes in Capital and Comprehensive Income
December 31, 2009

(in thousands of dollars)	Restated General Partners	Restated Limited Partner	Restated Comprehensive Income	Restated Accumulated Other Comprehensive Loss	Restated Total

Partners’ capital at December 31, 2008 (as previously reported)	$86,747	$57,830		$(4,570)	$140,007
Restatement adjustment	$(49,545)	$(33,030)			$(82,575)
Net income (as previously reported)	8,650	5,766	$14,416		14,416
Restatement adjustment	(6,233)	(4,156)	(10,389)		(10,389)
Amortization of previously deferred loss on interest rate swap agreement			1,786	1,786	1,786
Total comprehensive income			$5,813
Capital distributions	(1,710)	(1,140)		—	(2,850)
Partners’ capital at December 31, 2009 (as restated)	$37,909	$25,270		$(2,784)	$60,395

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Consolidated Statements of Cash Flows

December 31, 2010

	As Previously
(in thousands of dollars)	Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$31,210	$(10,658)	$20,552
Noncash items included in net income:
Amortization of deferred interest rate swap losses	1,288		1,288
Unrealized gain on interest rate swaps	(2,980)		(2,980)
Depreciation	8,173	10,212	18,385
Amortization of deferred financing costs	225		225
Accretion of asset retirement obligation	109	446	555
Loss on disposal of assets	—		—
Changes in operating assets and liabilities:
Accounts receivable	(3,230)		(3,230)
Inventory	(966)		(966)
Emission allowances	2,540		2,540
Other assets	773		773
Accounts payable	(736)		(736)
Due to affiliates	103		103
Accrued liabilities	160		160
Net cash provided by operating activities	36,669	—	36,669
Cash flows from investing activities
(Decrease) increase in restricted cash	(1,987)		(1,987)
Proceeds from the sale of assets	—		—
Capital expenditures	(100)		(100)
Net cash (used in) provided by investing activities	(2,087)	—	(2,087)
Cash flows from financing activities
Repayments of long-term debt	(27,628)		(27,628)
Capital distributions	(7,000)		(7,000)
Cash used in financing activities	(34,628)	—	(34,628)
Net decrease in cash and cash equivalents	(46)	—	(46)
Cash and cash equivalents
Beginning of period	99	—	99
End of period	$53	$—	$53
Supplemental disclosure of cash flow information
Cash paid for interest	$10,312		$10,312

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Chambers Cogeneration Limited Partnership

Consolidated Statements of Cash Flows

December 31, 2009

	As Previously
(in thousands of dollars)	Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$14,416	$(10,389)	$4,027
Noncash items included in net income:
Amortization of deferred interest rate swap losses	1,786		1,786
Unrealized gain on interest rate swaps	(5,599)		(5,599)
Depreciation	8,278	9,967	18,245
Amortization of deferred financing costs	244		244
Accretion of asset retirement obligation	103	422	525
Loss on disposal of assets	1,030		1,030
Changes in operating assets and liabilities:
Accounts receivable	2,709		2,709
Inventory	1,116		1,116
Emission allowances	(2,540)		(2,540)
Other assets	1,864		1,864
Accounts payable	(1,265)		(1,265)
Due to affiliates	(444)		(444)
Accrued liabilities	(740)		(740)
Net cash provided by operating activities	20,958	—	20,958
Cash flows from investing activities
(Decrease) increase in restricted cash	7,347		7,347
Proceeds from the sale of assets	32		32
Capital expenditures	(1,602)		(1,602)
Net cash (used in) provided by investing activities	5,777	—	5,777
Cash flows from financing activities
Repayments of long-term debt	(23,920)		(23,920)
Capital distributions	(2,850)		(2,850)
Cash used in financing activities	(26,770)	—	(26,770)
Net decrease in cash and cash equivalents	(35)	—	(35)
Cash and cash equivalents
Beginning of period	134	—	134
End of period	$99	$—	$99
Supplemental disclosure of cash flow information
Cash paid for interest	$13,586		$13,586

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

3.                            Inventory

Inventory consisted of the following as of December 31:

(in thousands of dollars)	2010	2009
Coal	$3,727	$3,142
Fuel oil	335	376
Lime	120	95
Spare parts	4,019	3,622
	8,201	7,235

4.                            Property and Equipment

Property and equipment consisted of the following components as of December 31:

	Restated	Restated
(in thousands of dollars)	2010	2009
Facility	$537,273	$537,175
Other equipment	6,567	6,567
Construction in progress	9	—
	543,849	543,742
Less: Accumulated depreciation	(288,412)	(270,027)
	$255,437	$273,715

The EUL for significant property and equipment categories are as follows:

Facility	30 years
Other equipment	5 to 30 years

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

5.                            Long-Term Debt

Long-term debt consisted of the following as of December 31:

(in thousands of dollars)

	As of December 31, 2010			For the Year Ended December 31, 2010
	Commitment	Due	Balance	Interest	Letter of
Description	Amount	Date	Outstanding	Expense	Credit Fees

Bonds payable (1) (6)	$100,000	7/1/21	$100,000	$352	N/A
Credit agreement
Term loans (3) (6)	87,611	3/31/14	87,611	1,695	N/A
Bond letter of credit (4) (6) (7)	102,466	12/31/12	—	N/A	1,480
Debt service reserve letter of credit (5) (6) (7)	22,750	12/31/12	—	N/A	386
			187,611
Less: Current portion			28,235
			$159,376

(in thousands of dollars)

	As of December 31, 2009			For the Year Ended December 31, 2009
	Commitment	Due	Balance	Interest	Letter of
Description	Amount	Date	Outstanding	Expense	Credit Fees

Bonds payable (1) (6)	$100,000	7/1/21	$100,000	$1,795	N/A
Loan payable (2)	—	6/10/09	—	3	N/A
Credit agreement
Term loans (3) (6)	115,239	3/31/14	115,239	2,856	N/A
Bond letter of credit (4) (6) (7)	102,466	12/31/12	—	N/A	1,495
Debt service reserve letter of credit (5) (6) (7)	22,750	12/31/12	—	N/A	389
			215,239
Less: Current portion			27,628
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

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(3)                          The term loans accrue interest at the applicable London Interbank Offered Rate (“LIBOR”), plus an applicable margin (1.25%  at December 31, 2010 and December 31, 2009).  The weighted average interest rates on the term loan were 1.62% and 2.16% for 2010 and 2009, respectively.

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
$2,156

7.                            Payment in Lieu of Taxes

In January 1991, the Partnership entered into a Payment in Lieu of Taxes (“PILOT”) agreement with the Township of Carneys Point, a municipal corporation of the state of New Jersey, which exempts the Partnership from certain property taxes.  The agreement commenced on January 1, 1994, and will terminate on December 31, 2033.  PILOT payments are paid annually and are expensed as incurred over the term of the agreement.  Property taxes are due and paid quarterly and are deducted from the annual PILOT payments made.  The Partnership expensed approximately $2,700,000 and $2,600,000 related to the PILOT which is included in general and administrative in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, future payments remaining under the PILOT are as follows:

(in thousands of dollars)
2011	2,800
2012	3,000
2013	3,400
2014	3,700
2015	3,900
Thereafter	114,700
$131,500

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

8.                            Fair Value of Financial Instruments

The fair value of the Partnership’s swap agreements, based upon Level 2 - significant other observable inputs, is estimated to be a liability of approximately $7,713,000 and $10,693,000 as of December 31, 2010 and 2009, respectively (Notes 2 and 5).  The valuation of the Partnership’s swap agreements is based on widely accepted valuation techniques including discounted cash flow analyses which take into consideration among other things the contractual terms of the swap agreements, observable market based inputs when available, interest rate curves and counterparty credit risk.  Judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the fair value estimates as of December 31, 2010 and 2009, are not necessarily indicative of amounts the Partnership could have realized in current markets.

The Partnership’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, due to affiliates, and accrued liabilities.  These instruments approximate their fair values as of December 31, 2010 and 2009 due to their short-term nature.

The fair value of the Partnership’s bonds and term loans payable approximates their carrying value due to the variable nature of the interest obligations thereon.

9.                            Concentrations of Credit Risk

Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations.  The Partnership primarily conducts business with counterparties in the energy industry.  This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions.  The Partnership mitigates potential credit losses by dealing, where practical, with counterparties that are rated investment grade by a major credit rating agency or have a history of reliable performance within the energy industry.

The Partnership’s credit risk is primarily concentrated with AE, DuPont and the Partnership’s coal supplier.  AE and DuPont provided 80.5% and 19.5%, respectively, of the Partnership’s revenues for the year ended December 31, 2010 and accounted for approximately 78.7% and 21.3%, respectively, of the Partnership’s trade accounts receivable balance at December 31, 2010.  The Partnership has a coal supply contract with Consolidated Coal Company, Consolidated Pennsylvania Coal Company, Consolidated Coal Sales Company and Nineveh Coal Company (together “Consol”) who are responsible for providing 100% of the Partnership’s coal requirements through 2014.  The Partnership’s credit risk is also impacted by the credit risk associated with its issuing bank of the bond letter of credit, Dexia Credit Locale.

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to the Partnership’s interest rate swap agreements (Notes 2 and 5).  The Partnership does not obtain collateral or other security to support such agreements, but continually monitors its positions with, and the credit quality of, the counterparties to such agreements.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

10.                     Commitments and Contingencies

Power Purchase Agreement

The Partnership has a power purchase agreement (“PPA”) with AE for sales of the Facility’s power output during a 30-year period commencing in 1994.  The PPA provides AE with dispatch rights over the Facility, with a contractual minimum of the equivalent of 3,500 hours of full load operation.  The pricing structure provides for both capacity and energy payments.  Capacity payments are fixed over the life of the contract.  Energy payments are based on a contractual formula which is adjusted annually, as defined in the PPA, based on a utility coal index.

Power Sales Agreement

The Partnership has entered into a supplemental power sales agreement (“PSA”) with AE which provides the Partnership self-dispatch rights for both undispatched PPA and excess energy as well as the right to market excess capacity.  The pricing structure provides for both capacity and energy payments.  The Partnership shares margins on the self-dispatched energy with AE based on hourly wholesale prices.  Excess capacity is sold in PJM’s periodic auctions and the resulting revenue is shared between the Partnership and AE.  The PSA expired on December 31, 2010.  The Partnership has entered into a new PSA with AE that commences January 1, 2011 and expires on December 31, 2011.

Steam and Electricity Sales Agreement

The Partnership has a steam and electricity sales agreement with DuPont (the “DuPont Agreement”) for a 30-year period commencing in 1994.  Thereafter, the agreement will remain in effect unless terminated by either party upon at least 36-months’ notice.  DuPont is required to purchase a minimum of 525,600,000 pounds of process steam per year and no minimum amount of electricity.  The steam price is adjusted quarterly based on coal price index formulas defined in the agreement.  The electricity price is also adjusted quarterly based on coal price index formulas and the AE average retail rate, as defined in the agreement.  The Partnership has ongoing litigation with DuPont over electric energy payment calculation.  Amounts under dispute have not been reflected in revenues in the accompanying consolidated statements of operations.

Fly Ash Disposal Agreement

The Partnership has an agreement with Consolidation Coal Company, Consol Pennsylvania Coal Company, Consolidation Coal Sales Company and Nineveh Coal Company, jointly (“CONSOL”), for a 20-year period commencing in 1994 for the disposal of fly ash with a minimum requirement of 130,000 tons per contract year.  The Partnership does not anticipate meeting this requirement by the end of the contract year ending on March 14, 2011.  Accordingly, the Partnership has accrued approximately $204,000 related to this shortage at December 31, 2010 which is included in fuel expense on the accompanying consolidated statement of operations. CONSOL transports the facilities coal ash to Pennsylvania where it is used for mine reclamation.  The Pennsylvania Department of Environmental Protection (“PADEP”) has recently issued revisions to the standards required for beneficial use of coal ash in the State of Pennsylvania.  The facilities ash will have a difficult time meeting the new standards.  The Partnership is evaluating process changes to meet the new PADEP standards as well as evaluating alternate disposal sites outside the State of Pennsylvania.  The Partnership expects no material impact related to the potential changes in ash disposal.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Reverse Osmosis Boiler Feed Water System

The Partnership has entered into a capital lease agreement with Wells Fargo Equipment Finance, Inc (“Wells Fargo”) to lease a new Reverse Osmosis Boiler Feed Water System (“RO”) to be designed, fabricated, and installed by Western Reserve Water Systems in 2011.  The capital lease is for a term of 60 months to commence upon final acceptance of the Partnership of the installed RO.  At the end of the lease term, the Partnership will have the option to purchase the RO for $1.

Other

The Partnership experiences routine litigation in the normal course of business.  Management is of the opinion that none of this routine litigation will have a material adverse effect on the Partnership’s consolidated financial position or results of operations.

11.                     Related Parties

Operations and Maintenance Agreement

The Partnership is party to an Operations and Maintenance Agreement (“O&M Agreement”) with US Operating Services Company, LLC (“USOSC”), a wholly-owned subsidiary of Calypso, for the operation and maintenance (“O&M”) of the Carneys Point Project.  During the third quarter 2010, ownership of USOSC was acquired by Calypso from CELLC.  The O&M Agreement expires on April 1, 2014.  Thereafter, the O&M agreement will be automatically renewed for periods of five-years until terminated by either party with 12-months prior notice.  Compensation to OSC under the agreement includes (i) an annual base fee, of which a portion is subordinate to debt service and certain other costs, (ii) certain earned fees and bonuses based on the Facility’s performance and (iii) reimbursement for certain costs, including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs.  The fees are adjusted annually by a measure of inflation as defined in the agreement.  If targeted Facility performance is not reached on a monthly basis, OSC may be required to pay liquidated damages to the Partnership.  The Partnership incurred related expense of approximately $9,771,000 and $9,857,000 which is recorded in operations and maintenance in the consolidated statements of operations during the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the Partnership owed OSC $1,844,000 and $1,649,000, respectively, under the O&M Agreement, which is included in due to affiliates in the accompanying consolidated balance sheets.  Under the terms of the agreement, approximately $350,000 and $287,000 of the amounts owed at December 31, 2010 and 2009, respectively, is subordinate to the debt service for the Partnership’s bonds payable and term loans.  In addition, approximately $549,000 in other costs had been advanced to OSC at December 31, 2009 and are included in other current assets in the accompanying consolidated balance sheets.

USOSC is party to a Technical Services Agreement (“TSA”) with Power Services Company, LLC (“PSC”), a wholly-owned subsidiary of Calypso, for services to assist in the day-to-day O&M of the Carneys Point Project.  During the third quarter 2010, ownership of PSC was acquired by Calypso from CELLC.

PSC and NAES Corporation (“NAES”), an independent third-party O&M provider, are parties to a subcontract (“NAES Agreement”) for NAES to perform all tasks commercially and reasonably necessary to operate, maintain and manage the Company, including administering, managing, monitoring and performing all of USOSC’s obligations and responsibilities of the O&M agreement between USOSC and the Partnership.  The NAES agreement expires on August 23, 2015.

Chambers Cogeneration Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Management Services Agreement

The Partnership has a Management Services Agreement (“MSA”) with PSC to provide day-to-day management and administration services to the Carneys Point Project through September 20, 2018.  PSC and Power Plant Management Services, LLC (“PPMS”), an independent third party management services provider, are parties to a subcontract formalized under a Project Management and Administrative Services Agreement (“PMAS”) for the Carneys Point Project.  The initial term of the PMAS agreement expires on August 23, 2015. The initial term automatically extends for successive two year periods or, if the Facility MSA is scheduled to terminate or expire pursuant to its own terms prior to the expiration of any two year period, a shorter period equal to the time remaining under the Facility MSA unless either party notifies the other party at least three months prior to expiration of the then existing term.  Under the PMAS, PPMS provides overall project management, administrative, and related support services as may be necessary to the Partnership and oversees the execution of the NAES agreement on behalf of the Partnership.  Compensation to PSC under the agreement includes a monthly fee of $50,000, and PMAS pass-through costs.  Payments to PSC of $1,731,000 and $1,860,000 are included in operations and maintenance in the consolidated statements of operations in 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the Partnership owed PSC approximately $50,000 and $135,000, respectively, which is included in due to affiliates in the accompanying consolidated balance sheets.  Under the terms of the agreement, $50,000 of the amounts owed for each of 2010 and 2009 is subordinate to debt service for the Partnership’s bonds payable and term loans.

* * * * *

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
4.9

Registration Rights Agreement, dated as of November 4, 2011, by and among, Atlantic Power Corporation, the Guarantors listed on Schedule A thereto and Morgan Stanley & Co. LLC and TD Securities (USA) LLC, as representatives of the several Initial Purchasers (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2011)

10.1

Amended and Restated Senior Secured Credit Agreement dated November 4, 2011 among Atlantic Power Corporation and Bank of Montreal, Union Bank, Toronto Dominion and Morgan Stanley (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)

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

10.4	Deferred Share Unit Plan, dated as of April 24, 2007 of Atlantic Power Corporation (incorporated by reference to our registration statement on Form 10-12B filed on April 13, 2010)
10.5	Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to our registration statement on Form 10-12B filed on July 9, 2010)
10.6	Fourth Amended and Restated Long-Term Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010 (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2010)
21.1	Subsidiaries of Atlantic Power Corporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)

*                                         Filed herewith.

**                                  Furnished herewith.