Form 10-K/A
period 2011-12-31
ATLANTIC POWER CORP
filed 2013-02-06
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-34691

ATLANTIC POWER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

British Colombia, Canada	55-0886410
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Federal Street, Floor 30 Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 977-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value per share	The New York Stock Exchange Toronto Stock Exchange

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K of Atlantic Power Corporation (the “Company”) for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original Form 10-K”), as amended by Amendment No. 1 to the Original Form 10-K as filed with the SEC on April 2, 2012 (“Amendment No. 1” and, together with the Original Form 10-K, the “Amended Form 10-K”), is being filed for the purpose of including consents of our independent auditors in regards to the Company’s Registration Statement on Form S-8, which were inadvertently omitted from the Amended Form 10-K.

As required by the rules of the SEC, this Amendment No. 2 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s chief executive officer and chief financial officer.

Except as otherwise expressly noted herein, this Amendment No. 2 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Amended Form 10-K, nor does it reflect events occurring after the filing of the Amended Form 10-K.  Accordingly, this Amendment No. 2 should be read in conjunction with the Amended Form 10-K.

1

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The Company’s financial statements and supplementary information are listed in the “Index to Consolidated Financial Statements” appearing on page F-1 of the Original Form 10-K.

(a)(2) Financial Statement Schedules:

See “Index to Consolidated Financial Statements” appearing on page F-1 of the Original Form 10-K.

See “Index to Financial Statements” on page F-1 of this Amendment No. 2.

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

10.4	Deferred Share Unit Plan, dated as of April 24, 2007 of Atlantic Power Corporation (incorporated by reference to our registration statement on Form 10-12B filed on April 13, 2010)
10.5	Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to our registration statement on Form 10-12B filed on July 9, 2010)
10.6	Fourth Amended and Restated Long-Term Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010 (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2010)
21.1	Subsidiaries of Atlantic Power Corporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP
23.3*	Consent of PricewaterhouseCoopers LLP
23.4*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: February 6, 2013	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer

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

Philadelphia, Pennsylvania

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

10.4	Deferred Share Unit Plan, dated as of April 24, 2007 of Atlantic Power Corporation (incorporated by reference to our registration statement on Form 10-12B filed on April 13, 2010)
10.5	Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to our registration statement on Form 10-12B filed on July 9, 2010)
10.6	Fourth Amended and Restated Long-Term Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010 (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2010)
21.1	Subsidiaries of Atlantic Power Corporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 29, 2012)
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP
23.3*	Consent of PricewaterhouseCoopers LLP
23.4*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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