Form 10-Q
period 2013-09-30
ATLANTIC POWER CORP
filed 2013-11-07
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        The number of shares outstanding of the registrant's Common Stock as of November 7, 2013 was 120,044,879.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

PART I—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$170.7	$60.2
Restricted cash	119.8	28.6
Accounts receivable	63.3	58.5
Current portion of derivative instruments asset (Notes 6 and 7)	0.3	9.5
Inventory	18.3	16.9
Prepayments and other current assets	13.3	13.4
Security deposits	—	19.0
Assets held for sale (Note 11)	0.5	351.4
Refundable income taxes	1.9	4.2

Total current assets	388.1	561.7
Property, plant, and equipment, net of accumulated depreciation of $152.1 million and $79.2 million at September 30, 2013 and December 31, 2012, respectively	1,873.9	2,055.5
Equity investments in unconsolidated affiliates	404.5	428.7
Other intangible assets, net of accumulated amortization of $123.4 million and $76.9 million at September 30, 2013 and December 31, 2012, respectively	471.1	524.9
Goodwill (Note 4)	296.3	334.7
Derivative instruments asset (Notes 6 and 7)	9.5	11.1
Other assets	53.3	86.1

Total assets	$3,496.7	$4,002.7

Liabilities
Current liabilities:
Accounts payable	$11.1	$17.8
Accrued interest	30.0	19.0
Other accrued liabilities	49.0	73.7
Senior credit facility (Note 5)	—	67.0
Current portion of long-term debt (Note 5)	206.7	121.2
Current portion of derivative instruments liability (Notes 6 and 7)	32.9	33.0
Dividends payable	3.9	11.5
Liabilities held for sale (Note 11)	0.1	189.0
Other current liabilities	6.0	3.3

Total current liabilities	339.7	535.5
Long-term debt (Note 5)	1,274.1	1,459.1
Convertible debentures	414.1	424.2
Derivative instruments liability (Notes 6 and 7)	87.0	118.1
Deferred income taxes	151.2	164.0
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $7.2 million and $4.4 million at September 30, 2013 and December 31, 2012, respectively	40.3	44.0
Other non-current liabilities	69.3	71.4
Commitments and contingencies (Note 14)	—	—

Total liabilities	2,375.7	2,816.3
Equity
Common shares, no par value, unlimited authorized shares; 120,044,879 and 119,446,865 issued and outstanding at September 30, 2013 and December 31, 2012, respectively (Note 12)	1,285.7	1,285.5
Preferred shares issued by a subsidiary company (Note 12)	221.3	221.3
Accumulated other comprehensive income (loss)	(8.7)	9.4
Retained deficit	(649.6)	(565.2)

Total Atlantic Power Corporation shareholders' equity	848.7	951.0
Noncontrolling interest (Note 12)	272.3	235.4

Total equity	1,121.0	1,186.4

Total liabilities and equity	$3,496.7	$4,002.7

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Project revenue:
Energy sales	$73.4	$49.6	$228.6	$159.0
Energy capacity revenue	51.1	42.8	132.2	117.3
Other	17.3	13.9	60.2	50.1

	141.8	106.3	421.0	326.4
Project expenses:
Fuel	47.2	40.1	148.8	123.6
Operations and maintenance	38.0	26.5	112.3	88.0
Development	1.4	—	4.9	—
Depreciation and amortization	42.2	30.6	125.7	87.3

	128.8	97.2	391.7	298.9
Project other income (expense):
Change in fair value of derivative instruments (Notes 6 and 7)	(3.5)	10.7	33.4	(51.3)
Equity in earnings of unconsolidated affiliates (Note 3)	39.1	4.0	55.0	12.4
Interest expense, net	(9.0)	(4.1)	(25.7)	(12.3)
Impairment of goodwill (Note 4)	(34.9)	—	(34.9)	—
Other, net	0.1	—	0.2	—

	(8.2)	10.6	28.0	(51.2)

Project income (loss)	4.8	19.7	57.3	(23.7)
Administrative and other expenses (income):
Administration	8.4	6.3	28.5	22.0
Interest, net	27.5	25.8	78.7	69.3
Foreign exchange loss (gain) (Note 7)	9.1	7.7	(12.9)	4.4
Other expense (income), net	—	0.3	(9.5)	(5.7)

	45.0	40.1	84.8	90.0

Loss from continuing operations before income taxes	(40.2)	(20.4)	(27.5)	(113.7)
Income tax expense (benefit) (Note 8)	—	3.1	(1.9)	(19.1)

Loss from continuing operations	(40.2)	(23.5)	(25.6)	(94.6)
Net income (loss) from discontinued operations, net of tax (Note 11)	(0.4)	19.0	(6.1)	48.8

Net loss	(40.6)	(4.5)	(31.7)	(45.8)
Net loss attributable to noncontrolling interests	(2.5)	(0.4)	(3.3)	(0.7)
Net income attributable to preferred shares dividends of a subsidiary company	3.2	3.4	9.5	9.8

Net loss attributable to Atlantic Power Corporation	$(41.3)	$(7.5)	$(37.9)	$(54.9)

Basic earnings (loss) per share: (Note 10)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.34)	$(0.22)	$(0.27)	$(0.90)
Income (loss) from discontinued operations, net of tax	(0.00)	0.16	(0.05)	0.42

Net loss attributable to Atlantic Power Corporation	$(0.34)	$(0.06)	$(0.32)	$(0.48)
Diluted earnings (loss) per share: (Note 10)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.34)	$(0.22)	$(0.27)	$(0.90)
Income (loss) from discontinued operations, net of tax	(0.00)	0.16	(0.05)	0.42

Net loss attributable to Atlantic Power Corporation	$(0.34)	$(0.06)	$(0.32)	$(0.48)
Weighted average number of common shares outstanding: (Note 10)
Basic	120.0	119.0	119.8	115.4
Diluted	120.0	119.0	119.8	115.4

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2013	2012
Net loss	$(40.6)	$(4.5)
Other comprehensive income (loss), net of tax:
Unrealized loss on hedging activities	$(0.1)	$(0.3)
Net amount reclassified to earnings	0.2	0.1

Net unrealized gain (loss) on derivatives	0.1	(0.2)
Foreign currency translation adjustments	10.7	19.3

Other comprehensive income, net of tax	10.8	19.1

Comprehensive income (loss)	(29.8)	14.6

Less: Comprehensive income attributable to noncontrolling interest	0.7	3.0

Comprehensive income (loss) attributable to Atlantic Power Corporation	$(30.5)	$11.6

	Nine months ended September 30,
	2013	2012
Net loss	$(31.7)	$(45.8)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities	$0.5	$(0.8)
Net amount reclassified to earnings	0.6	0.5

Net unrealized gain (loss) on derivatives	1.1	(0.3)
Foreign currency translation adjustments	(19.3)	22.6

Other comprehensive income (loss), net of tax	(18.2)	22.3

Comprehensive loss	(49.9)	(23.5)

Less: Comprehensive income attributable to noncontrolling interest	6.2	9.1

Comprehensive loss attributable to Atlantic Power Corporation	$(56.1)	$(32.6)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(31.7)	$(45.8)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	135.0	117.5
Loss of discontinued operations	32.8	—
(Gain) loss on sale of assets & other charges	(4.6)	0.8
Long-term incentive plan expense	1.7	2.3
Impairment charges	39.8	3.0
Gain on sale of equity investments	(30.4)	(0.6)
Equity in earnings from unconsolidated affiliates	(24.6)	(14.8)
Distributions from unconsolidated affiliates	28.5	26.8
Unrealized foreign exchange loss	1.5	21.7
Change in fair value of derivative instruments	(44.1)	41.0
Change in deferred income taxes	(11.9)	(24.4)
Change in other operating balances
Accounts receivable	4.5	(2.9)
Inventory	(1.5)	(5.5)
Prepayments, refundable income taxes and other assets	54.2	(13.2)
Accounts payable	(11.9)	14.9
Accruals and other liabilities	6.0	3.3

Cash provided by operating activities	143.3	124.1
Cash flows provided by (used in) investing activities:
Change in restricted cash	(99.1)	(105.5)
Proceeds from sale of assets and equity investments, net	183.0	27.9
Cash paid for equity investment	—	(0.3)
Proceeds from treasury grant	103.2	—
Biomass development costs	(0.1)	(0.4)
Construction in progress	(32.2)	(336.0)
Purchase of property, plant and equipment	(7.2)	(1.2)

Cash provided by (used in) investing activities	147.6	(415.5)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible debentures	—	130.0
Proceeds from issuance of equity, net of offering costs	—	67.7
Proceeds from project-level debt	20.8	261.3
Repayment of project-level debt	(115.4)	(12.1)
Offering costs related to tax equity	(1.0)	—
Payments for revolving credit facility borrowings	(67.0)	(60.8)
Proceeds from revolving credit facility borrowings	—	22.8
Equity contribution from noncontrolling interest	44.6	—
Deferred financing costs	(0.5)	(25.3)
Dividends paid to common shareholders	(54.2)	(108.2)
Dividends paid to noncontrolling interests	(13.9)	—

Cash (used in) provided by financing activities	(186.6)	275.4

Net increase (decrease) in cash and cash equivalents	104.3	(16.0)
Less cash at discontinued operations	(0.3)	(1.8)
Cash and cash equivalents at beginning of period at discontinued operations	6.5	—
Cash and cash equivalents at beginning of period	60.2	60.7

Cash and cash equivalents at end of period	$170.7	$42.9

Supplemental cash flow information
Interest paid	$87.0	$77.7
Income taxes paid, net	$4.6	$3.1
Accruals for construction in progress	$8.3	$40.1

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

General

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of September 30, 2013, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 3,018 megawatts ("MW") in which our aggregate ownership interest is approximately 2,098 MW. These totals exclude our 40% interest in the Delta-Person generating station ("Delta-Person") for which we entered into an agreement to sell in December 2012. Our current portfolio consists of interests in twenty-nine operational power generation projects across eleven states in the United States and two provinces in Canada. We also own Ridgeline Energy Holdings, Inc. ("Ridgeline"), a wind and solar developer in Seattle, and we own a majority interest in Rollcast Energy Inc. ("Rollcast"), a biomass power plant developer in North Carolina for which we have initiated a plan to sell our interest. Twenty-three of our projects are wholly owned subsidiaries.

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

        In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of September 30, 2013, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

        On January 1, 2012, we adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of presentation and summary of significant accounting policies (Continued)

shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. The adoption of these changes had no impact on the consolidated financial statements.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of presentation and summary of significant accounting policies (Continued)

        The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended September 30,
	2013	2012
Foreign currency translation
Balance at beginning of period	$(17.4)	$(0.1)
Other comprehensive loss:
Foreign currency translation adjustments(1)	$10.7	19.3

Balance at end of period	$(6.7)	$19.2
Cash flow hedges
Balance at beginning of period	$(0.4)	$(1.5)
Other comprehensive income (loss):
Net change from periodic revaluations	(0.2)	(0.5)
Tax benefit	0.1	0.2

Total Other comprehensive loss before reclassifications, net of tax	(0.1)	(0.3)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.3	0.4
Fuel commodity swaps(3)	—	(0.3)

Sub-total	0.3	0.1
Tax expense(4)	(0.1)	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	0.2	0.1
Total Other comprehensive income (loss)	0.1	(0.2)

Balance at end of period	(0.3)	(1.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of presentation and summary of significant accounting policies (Continued)

	Nine months ended September 30,
	2013	2012
Foreign currency translation
Balance at beginning of period	$12.7	$(3.4)
Other comprehensive loss:
Foreign currency translation adjustments(1)	(19.3)	22.6

Balance at end of period	$(6.6)	$19.2
Cash flow hedges
Balance at beginning of period	$(1.4)	$(1.4)
Other comprehensive loss:
Net change from periodic revaluations	0.9	(1.4)
Tax (expense) benefit	(0.4)	0.6

Total Other comprehensive income (loss) before reclassifications, net of tax	0.5	(0.8)
Net amount reclassified to earnings:
Interest rate swaps(2)	1.2	1.2
Fuel commodity swaps(3)	(0.2)	(0.4)

Sub-total	1.0	0.8
Tax expense(4)	(0.4)	(0.3)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	0.6	0.5
Total Other comprehensive income (loss)	1.1	(0.3)

Balance at end of period	(0.3)	(1.7)

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

Issued

        In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of presentation and summary of significant accounting policies (Continued)

deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for us on January 1, 2014. Management has determined that the adoption of these changes will not have a material impact on the consolidated financial statements.

        In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co- obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes will not have a material impact on the consolidated financial statements.

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

        On March 30, 2012, we completed the purchase of an additional 48% interest in Canadian Hills for a nominal amount, bringing our total interest in the project to 99%. Apex retained a 1% interest in the project. We also closed a $310 million non-recourse, project-level construction financing facility for the project, which included a $290 million construction loan and a $20 million 5-year letter of credit

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Acquisitions and divestments (Continued)

facility. In July 2012, we funded approximately $190 million of our equity contribution (net of financing costs). In December 2012, the project received tax equity investments in aggregate of $225 million from a consortium of four institutional tax equity investors along with an approximately $44 million tax equity investment of our own. The project's outstanding construction loan was repaid by the proceeds from these tax equity investments, decreasing the project's short-term debt by $265 million as of December 31, 2012. Canadian Hills has no debt at September 30, 2013. On May 2, 2013, we syndicated our $44 million tax equity investment in Canadian Hills to an institutional investor and received net cash proceeds of $42.1 million. The syndication of our interest completes the sale of 100% of Canadian Hills' $269 million of tax equity interests. The cash proceeds will be held for general corporate purposes.

        We own 99% of the project and consolidate it in our consolidated financial statements. Income attributable to the tax equity investors is classified as noncontrolling interests and is allocated utilizing the hypothetical liquidation book value method ("HLBV").

2013 Divestments

(a)
Gregory

        On April 2, 2013, we and the other owners of Gregory, entered into a purchase and sale agreement with an affiliate of NRG Energy, Inc. to sell the project for approximately $274.2 million, including working capital adjustments. The sale of Gregory closed on August 7, 2013 resulting in a gain on sale of $30.4 million that was recorded in equity in earnings of unconsolidated affiliates in the consolidated statements of operations for the three and nine months ended September 30, 2013. We received net cash proceeds for our ownership interest of approximately $34.6 million in the aggregate, after repayment of project-level debt and transaction expenses. Approximately $5 million of these proceeds will be held in escrow for up to one year after the closing date. We intend to use the net proceeds from the sale for general corporate purposes.

(b)
Path 15

        On March 11, 2013, we entered into a purchase and sale agreement with Duke-American Transmission Company, a joint venture between Duke Energy Corporation and American Transmission Co., to sell our interests in the Path 15 transmission line ("Path 15"). The sale closed on April 30, 2013 and we received net cash proceeds from the sale, including working capital adjustments, of approximately $52.0 million, plus a management agreement termination fee of $4.0 million, for a total sale price of approximately $56.0 million. The cash proceeds will be used for general corporate purposes. All project level debt issued by Path 15, totaling $137.2 million, transferred with the sale. Path 15 was accounted for as an asset held for sale in the consolidated balance sheet at December 31, 2012 and as a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012. See Note 11, Assets held for sale and discontinued operations, for further information.

(c)
Auburndale, Lake and Pasco

        On January 30, 2013, we entered into a purchase and sale agreement for the sale of our Auburndale Power Partners, L.P. ("Auburndale"), Lake CoGen, Ltd. ("Lake") and Pasco CoGen, Ltd.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Acquisitions and divestments (Continued)

("Pasco") projects (collectively, the "Florida Projects") for approximately $140 million, including working capital adjustments. The sale closed on April 12, 2013 and we received net cash proceeds of approximately $117 million in the aggregate, after repayment of project-level debt at Auburndale and settlement of all outstanding natural gas swap agreements at Lake and Auburndale. This includes approximately $92 million received at closing and cash distributions from the Florida Projects of approximately $25 million received since January 1, 2013. We used a portion of the net proceeds from the sale to fully repay our senior credit facility, which had an outstanding balance of approximately $64.1 million on the closing date. The remaining cash proceeds will be used for general corporate purposes. The Florida Projects were accounted for as assets held for sale in the consolidated balance sheets at December 31, 2012 and are a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012. See Note 11, Assets held for sale and discontinued operations, for further information.

2012 Divestments

(a)
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

(b)
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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Equity method investments

        The following summarizes the operating results for the three and nine months ended September 30, 2013 and 2012, respectively, for earnings in our equity method investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Project revenue
Chambers	$13.4	$12.2	$40.0	$40.1
Other	37.2	39.4	117.7	118.4

	50.6	51.6	157.7	158.5
Project expenses
Chambers	10.1	9.6	30.8	28.1
Other	29.3	38.5	97.5	110.8

	39.4	48.1	128.3	138.9
Project other income (expense)
Chambers	(0.7)	0.2	(1.8)	(1.4)
Other	28.6	0.3	27.4	(5.8)

	27.9	0.5	25.6	(7.2)
Project income
Chambers	2.6	2.8	7.4	10.6
Other	36.5	1.2	47.6	1.8

	39.1	4.0	55.0	12.4

4. Goodwill

        Our goodwill balance was $296.3 million and $334.7 million as of September 30, 2013 and December 31, 2012, respectively. We recorded $331.1 million of goodwill in connection with the acquisition of Capital Power Income L.P. (the "Partnership") in 2011 and $3.5 million associated with the step-up acquisition of Rollcast in March 2010.

        We apply an accounting standard under which goodwill has an indefinite life and is not amortized. Goodwill is tested for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is at the project level and, the lowest level below the operating segments for which discrete financial information is available. Based on a prolonged decline in our market capitalization, we determined that it was appropriate to initiate a test of goodwill to determine if the fair value of each of our reporting units' goodwill does not exceed their carrying amounts. The impairment analysis was performed as of August 31, 2013. For reporting units that failed step 1 of the goodwill impairment test, we performed a step 2 test to quantify the amount, if any, of non-cash impairment to record.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Goodwill (Continued)

        Based on the results of our impairment analysis, it was determined that goodwill was impaired at the Kenilworth reporting unit (Northeast segment) and the Naval Station, Naval Training Center and North Island reporting units ("The Naval reporting units") (Southwest segment). The total impairment recorded in the three months ended September 30, 2013 was $34.9 million.

        The $30.8 million impairment at Kenilworth was due to lower forecasted capacity and energy prices compared to the assumptions at the time of the acquisition in November 2011. When performing our step 2 quantitative analysis, the increase in the intangible value associated with the new Energy Service Agreement ("ESA") entered into in July 2013 resulted in a lower implied goodwill value. At the time of its acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Kenilworth project were valued assuming a merchant basis for the period subsequent to the expiration of the project's original PPA in July 2012. As discussed above, these forecasted energy revenues on a merchant basis were higher than the current forecasted energy prices subsequent to the expiration of the new ESA. The $4.1 million impairment at the Naval reporting units was primarily due to increased uncertainty, not assumed at the time of the reporting units acquisition in 2011, in our ability to extend two of the projects lease and steam agreements upon their expiration. In addition, lower currently forecasted capacity and energy prices in California after the expiration of the PPAs compared to the forecast at the time of the acquisition in 2011 result in a lower business enterprise value which resulted in a lower implied goodwill value.

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

        The following table is a roll-forward of goodwill for the nine months ended September 30, 2013:

(in millions)	Northeast	Northwest	Southwest	Un-allocated corporate	Total
Balance at December 31, 2012	$135.3	$138.3	$57.6	$3.5	$334.7
Impairment of goodwill	(30.8)	—	(4.1)	(3.5)	(38.4)

Balance at September 30, 2013	$104.5	$138.3	$53.5	$—	$296.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Long-term debt

        Long-term debt consists of the following:

(in millions)	September 30, 2013		December 31, 2012	Interest Rate
Recourse Debt:
Senior unsecured notes, due 2018	$460.0		$460.0	9.0%
Senior unsecured notes, due June 2036 (Cdn$210.0)	203.8		211.1	6.0%
Senior unsecured notes, due July 2014	190.0		190.0	5.9%
Series A senior unsecured notes, due August 2015	150.0		150.0	5.9%
Series B senior unsecured notes, due August 2017	75.0		75.0	6.0%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	31.2		33.5	7.4%
Cadillac term loan, due 2025	36.0		37.8	6.0% – 8.0%
Piedmont construction loan, due 2013	76.6	(1)	127.4	Libor plus 3.5%
Meadow Creek term loan, due 2024	171.4	(2)	208.7	2.9% – 5.1%
Rockland term loan, due 2027	85.8		86.5	6.4%
Other long-term debt	1.0		0.3	5.5% – 6.7%
Less: current maturities	(206.7)		(121.2)

Total long-term debt	$1,274.1		$1,459.1

        Current maturities consist of the following:

	September 30, 2013		December 31, 2012	Interest Rate
Current Maturities:
Senior unsecured notes, due July 2014	$190.0		—	5.9%
Epsilon Power Partners term facility, due 2019	4.5		3.0	7.4%
Cadillac term loan, due 2025	2.1		2.4	6.0% – 8.0%
Piedmont construction loan, due 2013	4.4	(1)	55.1	Libor plus 3.5%
Meadow Creek term loan, due 2024	4.1	(2)	59.5	2.9% – 5.1%
Rockland term loan, due 2027	1.4		1.2	6.4%
Other short-term debt	0.2		—	5.5 – 6.7%

Total current maturities	$206.7		$121.2

(1)
The terms of the Piedmont project-level debt financing include a $51.0 million bridge loan and an $82.0 million construction loan ($76.6 million at September 30, 2013) that is expected to convert to a term loan in the fourth quarter of 2013. On April 19, 2013, Piedmont achieved commercial operations and submitted an application under the 1603 federal grant program to recover approximately 30% of its capital cost. The grant application was approved and we received a $49.5 million grant from the U.S. Treasury in July 2013. Upon receipt of the grant, we repaid in full the $51.0 million bridge loan with the proceeds of the grant and a $1.5 million contribution from us to cover the shortfall resulting from the federal sequester on spending. We expect to commence the repayment of the term loan in the fourth quarter of 2013.

(2)
Meadow Creek debt consists of $171.4 million term loan and a $56.5 million cash grant loan. The cash grant loan was repaid in April 2013 with $49.0 million of proceeds from the 1603 grant with the U.S. Treasury, $4.7 million from the former owners to cover the shortfall resulting from the federal sequester on spending and a $2.8 million contribution from

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Long-term debt (Continued)

  us to cover the shortfall from lower grant-eligible costs than anticipated, primarily as a result of a lower project cost versus budget.

  Non-Recourse Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met.

  Senior Credit Facility

        At September 30, 2013, we had a senior credit facility of $150.0 million on a senior secured basis, which was amended on August 2, 2013, as further described below (the "senior credit facility"). All $150.0 million of capacity could have been utilized for letters of credit and a sublimit of $25.0 million could have been utilized for other borrowings. At September 30, 2013, the senior credit facility was undrawn and the applicable LIBOR margin was 4.25%. At September 30, 2013, $91.2 million was issued in letters of credit, but not drawn, to support contractual credit requirements at several of our projects.

        On August 2, 2013 we entered into an amendment to our prior senior credit facility with our lenders (the "amendment"). The most significant changes to the prior senior credit facility as a result of the amendment include the following:

  •
  a decrease in capacity from $300 million to $150 million, all of which may be utilized for letters of credit (as compared to the previous $200 million that could have been utilized for letters of credit) and a sublimit of $25 million which may be utilized for other borrowings;

  •
  a requirement to cash collateralize outstanding letters of credit in an amount equal to the excess above $125 million if the aggregate amount of letters of credit and borrowings outstanding under the senior credit facility exceeds $125 million;

  •
  a requirement to maintain at all times unrestricted cash and cash equivalents of at least $75 million (inclusive of any cash collateral provided as described above), which shall be pledged to the lenders as security for the senior credit facility;

  •
  an amendment to the maximum permissible Consolidated Total Net Debt to Consolidated EBITDA (each as defined in the senior credit facility) to 7.75 to 1.00 (as compared to a prior ratio of 7.50 to 1.00 declining to 7.00 to 1.00 over time);

  •
  an amendment to the minimum permissible Consolidated EBITDA to Consolidated Interest Expense (each as defined in the senior credit facility) ratio to 1.60 to 1.00 (as compared to a prior ratio of 2.25 to 1.00);

  •
  a requirement to pay a commitment fee of between 0.75% and 1.75% per year based on a percentage of the amount committed under the senior credit facility, which fee varies based on our unsecured debt rating (at September 30, 2013, the applicable commitment fee is 1.50%); and

  •
  an amendment to the maturity date from November 4, 2015 to March 4, 2015.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Long-term debt (Continued)

        Among other restrictions set forth in the senior credit facility, we are restricted from paying cash dividends to our shareholders if we do not comply with the financial covenants specified above. The senior credit facility is secured by pledges of certain assets and interests in certain subsidiaries. The prior senior credit facility contained customary representations, warranties, terms and conditions, and covenants, certain of which were amended in connection with the amendment to the senior credit facility. The covenants in the senior credit facility limit our ability to, among other things, incur additional indebtedness, merge or consolidate with others, make acquisitions, change our business and sell or dispose of assets. These covenants also include limitations on investments, limitations on dividends and other restricted payments, limitations on entering into certain types of restrictive agreements, limitations on transactions with affiliates and limitations on the use of proceeds from the senior credit facility. Specifically, under the senior credit facility, we are effectively only permitted to make voluntary prepayments or repurchases of our outstanding debt (including for these purposes subsidiary debt guaranteed by us) from the proceeds of debt permitted to be incurred to refinance that outstanding debt or during the 60-day period preceding the maturity of that outstanding debt. Under the prior senior credit facility, we had the right generally to repurchase substantially more of our outstanding debt issuances, subject to the satisfaction of certain conditions. In the amendment, the lenders also consented to (i) our previously announced sale of Delta-Person and (ii) the sale of AP Onondaga, LLC, Onondaga Renewables, LLC and their property.

        Borrowings under the senior credit facility are available in U.S. dollars and Canadian dollars and bear interest at a variable rate equal to the US Prime Rate, the Eurocurrency LIBOR Rate or the Cdn. Prime Rate (each as defined in the senior credit facility), as applicable, plus a margin of between 2.75% and 4.75% that varies based on our unsecured debt rating. At September 30, 2013, the applicable margin for loans bearing interest at the Eurocurrency LIBOR Rate and for outstanding letters of credit was 4.25%. The foregoing summary is qualified in its entirety by reference to the senior credit facility, which was filed as an exhibit to our Current Report on Form 8-K on August 5, 2013 and is incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q.

6. Fair value of financial instruments

        The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2013 and December 31, 2012.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Fair value of financial instruments (Continued)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$170.7	$—	$—	$170.7
Restricted cash	119.8	—	—	119.8
Derivative instruments asset	—	9.8	—	9.8

Total	$290.5	$9.8	$—	$300.3

Liabilities:
Derivative instruments liability	$—	$119.9	$—	$119.9

Total	$—	$119.9	$—	$119.9

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$60.2	$—	$—	$60.2
Restricted cash	28.6	—	—	28.6
Derivative instruments asset	—	20.6	—	20.6

Total	$88.8	$20.6	$—	$109.4

Liabilities:
Derivative instruments liability	$—	$151.1	$—	$151.1

Total	$—	$151.1	$—	$151.1

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

        We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2013, the credit valuation adjustments resulted in a $13.0 million net increase in fair value, which consists of a $0.6 million pre-tax gain in other comprehensive income and a $12.4 million gain in change in fair value of derivative instruments. As of December 31, 2012, the credit valuation adjustments resulted in an $18.4 million net increase in fair value, which consists of a $1.0 million pre-tax gain in other comprehensive income, a $13.8 million gain in change in fair value of derivative

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Fair value of financial instruments (Continued)

instruments and a $3.6 million increase related to interest rate swaps assumed in the acquisition of Ridgeline.

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

        In May 2012, the Nipigon project entered into a long-term contract for the purchase of natural gas beginning on January 1, 2013 and expiring on December 31, 2022. This contract is accounted for as a derivative financial instrument and is recorded in the consolidated balance sheet at fair value at September 30, 2013 and December 31, 2012. Changes in the fair market value of the contract are recorded in the consolidated statements of operations.

        In April, June and August 2013, the Tunis project entered into contracts for the purchase of natural gas beginning on October 1, 2013 and expiring on March 31, 2014. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value as of September 30, 2013. Changes in the fair market value of the contracts are recorded in the consolidated statement of operations.

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

  Foreign currency forward contracts

        We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars but we pay dividends to shareholders, if and when declared by the board of directors, and interest on corporate level long-term debt and convertible debentures, predominantly in Canadian dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on future payments of dividends to shareholders, if and when declared by the board of directors. We have executed this strategy utilizing cash flows from our projects that generate Canadian dollars and by entering into forward contracts to purchase Canadian dollars at a fixed rate to hedge an average of approximately 71% of any dividend and expected long-term debt and convertible debenture interest payments through 2015. Changes in the fair value of the forward contracts partially offset foreign exchange gain or losses on the U.S. dollar equivalent of our Canadian dollar obligations. At September 30, 2013, the forward contracts consist of contracts assumed in our acquisition of the Partnership with various expiration dates through December 2015 to purchase a total of Cdn$34.9 million at an average exchange rate of Cdn$1.108 per U.S. dollar. It is our intention to periodically consider extending or terminating these forward contracts.

        In April 2013, we terminated various foreign currency forward contracts with expiration dates through June 2015 assumed in our acquisition of the Partnership resulting in proceeds and a realized gain of $9.4 million.

  Volume of forecasted transactions

        We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption as of September 30, 2013 and December 31, 2012:

	Units	September 30, 2013	December 31, 2012
Natural gas swaps	Natural Gas (Mmbtu)	5.6	10.6
Gas purchase agreements	Natural Gas (GJ)	43.9	49.8
Interest rate swaps	Interest (US$)	164.4	172.0
Foreign currency forwards	Cdn$	34.9	176.6

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Derivative instruments and hedging activities (Continued)

Fair value of derivative instruments

        The fair value of our derivative assets and liabilities under counterparty master netting agreement are disclosed net on the consolidated balance sheets at September 30, 2013 and December 31, 2012. In the following table, we have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.3
Interest rate swaps long-term	—	3.2

Total derivative instruments designated as cash flow hedges	—	4.5

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	7.5
Interest rate swaps long-term	7.9	12.6
Foreign currency forward contracts current	0.6	0.3
Foreign currency forward contracts long-term	1.6	—
Natural gas swaps current	—	1.2
Natural gas swaps long-term	—	3.9
Gas purchase agreements current	—	22.8
Gas purchase agreements long-term	—	67.4

Total derivative instruments not designated as cash flow hedges	10.1	115.7

Total derivative instruments	$10.1	$120.2

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

  Accumulated other comprehensive income

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax:

(in millions) Three months ended September 30, 2013	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at June 30, 2013	$(0.4)	$—	$(0.4)
Change in fair value of cash flow hedges	(0.1)	—	(0.1)
Realized from OCI during the period	0.2	—	0.2

Accumulated OCI balance at September 30, 2013	$(0.3)	$—	$(0.3)

(in millions) Three months ended September 30, 2012	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at June 30, 2012	$(1.7)	$0.2	$(1.5)
Change in fair value of cash flow hedges	(0.3)	—	(0.3)
Realized from OCI during the period	0.2	(0.1)	0.1

Accumulated OCI balance at September 30, 2012	$(1.8)	$0.1	$(1.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Derivative instruments and hedging activities (Continued)

(in millions) Nine months ended September 30, 2013	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at December 31, 2012	$(1.5)	$0.1	$(1.4)
Change in fair value of cash flow hedges	0.5	—	0.5
Realized from OCI during the period	0.7	(0.1)	0.6

Accumulated OCI balance at September 30, 2013	$(0.3)	$—	$(0.3)

(in millions) Nine months ended September 30, 2012	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at December 31, 2011	$(1.7)	$0.3	$(1.4)
Change in fair value of cash flow hedges	(0.8)	—	(0.8)
Realized from OCI during the period	0.7	(0.2)	0.5

Accumulated OCI balance at September 30, 2012	$(1.8)	$0.1	$(1.7)

  Impact of derivative instruments on the consolidated statements of operations

        The following table summarizes realized (gains) and losses for derivative instruments not designated as cash flow hedges:

		Three months ended September 30,
	Classification of (gain) loss recognized in income
		2013	2012
Gas purchase agreements	Fuel	$7.6	$13.3
Foreign currency forwards	Foreign exchange gain	(1.1)	(2.1)
Interest rate swaps	Interest, net	2.7	1.2

		Nine months ended September 30,
	Classification of (gain) loss recognized in income
		2013	2012
Gas purchase agreements	Fuel	$38.0	$29.3
Foreign currency forwards	Foreign exchange gain	(14.4)	(17.3)
Interest rate swaps	Interest, net	9.4	3.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Derivative instruments and hedging activities (Continued)

        The following table summarizes the unrealized gains and losses resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

		Three months ended September 30,
	Classification of (gain) loss recognized in income
		2013	2012
Natural gas swaps	Change in fair value of derivatives	$0.6	$(1.0)
Gas purchase agreements	Change in fair value of derivatives	3.6	(10.0)
Interest rate swaps	Change in fair value of derivatives	(0.7)	0.3

Total change in fair value of derivative instruments		$3.5	$(10.7)

Foreign currency forwards	Foreign exchange loss (gain)	$(0.2)	$(4.7)

		Nine months ended September 30,
	Classification of (gain) loss recognized in income
		2013	2012
Natural gas swaps	Change in fair value of derivatives	$1.4	$(0.2)
Gas purchase agreements	Change in fair value of derivatives	(12.0)	(49.3)
Interest rate swaps	Change in fair value of derivatives	(22.8)	(1.8)

Total change in fair value of derivative instruments		$(33.4)	$(51.3)

Foreign currency forwards	Foreign exchange loss (gain)	$18.5	$8.2

8. Income taxes

        Income tax benefit from continuing operations for the nine months ended September 30, 2013 was $1.9 million. The difference between the actual tax benefit of $1.9 million and the expected income tax benefit of $7.0 million, based on the Canadian enacted statutory rate of 25%, is primarily due to a goodwill impairment of $13.7 million, a $4.5 million increase in the valuation allowance, $6.2 million in dividend withholding and preferred share taxes, and $5.2 million of changes in estimates at joint venture projects. This is partially offset by $19.4 million related to 1603 Treasury grant proceeds, $3.9 million of foreign exchange, and $1.0 million of other permanent differences.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Current income tax expense	$5.4	$1.9	$10.8	$6.1
Deferred tax (benefit) expense	(5.4)	1.2	(12.7)	(25.2)

Total income tax (benefit) expense	$—	$3.1	$(1.9)	$(19.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Income taxes (Continued)

        As of September 30, 2013, we have recorded a valuation allowance of $122.0 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

9. Employee incentive programs

  Long-Term Incentive Program

        The following table summarizes the changes in LTIP notional units during the nine months ended September 30, 2013:

(Units in thousands)	Units	Grant Date Weighted-Average Price per Unit
Outstanding at December 31, 2012	492,535	$13.88
Granted	597,031	4.91
Reinvested	45,344	9.12
Forfeited	(138,473)	8.88
Vested	(202,696)	13.48

Outstanding at September 30, 2013	793,741	$7.76

        Certain awards have a market condition based on our total shareholder return during the performance period compared to a group of peer companies and, in some cases, Project Adjusted EBITDA per common share compared to budget. Compensation expense for notional units granted in 2013 is recorded net of estimated forfeitures. See Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for further details. Cash payments made for vested notional units for the nine months ended September 30, 2013 was $0.9 million. Compensation expense for LTIP was $0.4 million and $1.7 million for the three and nine months end September 30, 2013, respectively.

        The calculation of simulated total shareholder return under the Monte Carlo model for the remaining time in the performance period for awards with market conditions included the following assumptions as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Weighted average risk free rate of return	0.0 – 0.5%	0.1 – 0.3%
Dividend yield	9.0%	10.1%
Expected volatility—Atlantic Power	42.2%	22.5%
Expected volatility—peer companies	10.6 – 96.3%	11.9 – 97.1%
Weighted average remaining measurement period	2.1 years	1.4 years

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Basic and diluted earnings (loss) per share

        Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average common shares outstanding during their respective period. Diluted earnings (loss) per share are computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include shares that would be issued if all of the convertible debentures were converted into shares at January 1, 2013. Dilutive potential shares also include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the LTIP were vested and redeemed for shares under the terms of the LTIP. The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(40.9)	$(26.5)	$(31.8)	$(103.7)
Income (loss) from discontinued operations, net of tax	(0.4)	19.0	(6.1)	48.8

Net loss attributable to Atlantic Power Corporation	$(41.3)	$(7.5)	$(37.9)	$(54.9)
Denominator:
Weighted average basic shares outstanding	120.0	119.0	119.8	115.4
Dilutive potential shares:
Convertible debentures	27.7	20.5	27.7	15.7
LTIP notional units	0.8	0.5	0.7	0.5

Potentially dilutive shares	148.5	140.0	148.2	131.6

Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.34)	$(0.22)	$(0.27)	$(0.90)
Diluted earnings (loss) per share from discontinued operations	(0.00)	0.16	(0.05)	0.42

Diluted loss per share attributable to Atlantic Power Corporation	$(0.34)	$(0.06)	$(0.32)	$(0.48)

        Potentially dilutive shares from convertible debentures and LTIP notional units have been excluded from fully diluted shares for the three and nine months ended September 30, 2013 and 2012 because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Assets held for sale and discontinued operations

        During the three months ended September 30, 2013, we initiated and approved a plan to sell our 60% interest in Rollcast. Rollcast is classified as held for sale and its net income (loss) is recorded as income (loss) from discontinued operations, net of tax in the statements of operations for the three and nine months ended September 30, 2013 and 2012. Rollcast's loss from discontinued operations includes a $3.5 million impairment of goodwill charge and a $1.4 million impairment of intangible asset charge recorded in the three months ended June 30, 2013.

        The Florida Projects and Path 15 were sold on April 12, 2013 and April 30, 2013, respectively. Accordingly, the projects' net income (loss) is recorded as income (loss) from discontinued operations, net of tax in the statements of operations for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

        The following tables summarize the revenue, income (loss) from operations, and income tax expense of Rollcast, Path 15 and the Florida Projects for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Revenue	$—	$55.2	$71.6	$158.2

Income (loss) from operations of discontinued businesses	(0.4)	19.5	(5.3)	49.7

Income tax expense	—	0.5	0.8	0.9

Income (loss) from operations of discontinued businesses, net of tax	$(0.4)	$19.0	$(6.1)	$48.8

        Basic and diluted earnings (loss) per share related to income (loss) from discontinued operations for Rollcast, the Florida Projects and Path 15 were $0.0 and $0.16 for the three month periods ended September 30, 2013 and 2012, respectively, and $(0.05) and $0.42 for the nine month periods ended September 30, 2013 and 2012, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Assets held for sale and discontinued operations (Continued)

        The assets and liabilities of these projects classified as assets held for sale in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 consisted of the following:

(in millions)	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$0.3	$6.5
Restricted cash	—	12.6
Accounts receivable	0.1	21.9
Other current assets	—	6.3

	0.4	47.3
Non-current assets:
Plant, Property & Equipment	0.1	111.9
Transmission system rights	—	172.4
Goodwill	—	8.9
Other assets	—	10.9

Assets from discontinued operations	0.5	351.4
Current liabilities:
Accounts payable and other accrued liabilities	$0.1	$16.5
Current portion of long-term debt	—	14.3
Current portion of derivative instruments liability	—	20.0
Other liabilities	—	0.5

	0.1	51.3
Long-term liabilities
Long-term debt	—	137.7
Other long-term liabilities	—	—

Liabilities from discontinued operations	0.1	189.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Equity

        The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013
(in millions)	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$729.7	$221.3	$235.4	$1,186.4
Net income (loss)	(37.9)	9.5	(3.3)	(31.7)
Realized and unrealized loss on hedging activities, net of tax	1.1	—	—	1.1
Foreign currency translation adjustment, net of tax	(19.3)	—	—	(19.3)
Common shares issued for LTIP	1.2	—	—	1.2
Contribution by and sale of noncontrolling interst	—	—	44.6	44.6
Costs associated with tax equity raise	(0.9)	—	—	(0.9)
Dividends paid to noncontrolling interest	—	—	(4.4)	(4.4)
Dividends declared on common shares	(46.5)	—	—	(46.5)
Dividends declared on preferred shares of a subsidiary company	—	(9.5)	—	(9.5)

Balance at September 30	$627.4	$221.3	$272.3	$1,121.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Equity (Continued)

	Nine months ended September 30, 2012
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$891.5	$221.3	$3.0	$1,115.8
Net income (loss)	(54.9)	9.8	(0.7)	(45.8)
Realized and unrealized loss on hedging activities, net of tax	(0.3)	—	—	(0.3)
Foreign currency translation adjustment, net of tax	22.6	—	—	22.6
Common shares issuance, net of costs	67.8	—	—	67.8
Common shares issued for LTIP	1.5	—	—	1.5
Dividends declared on common shares	(99.0)	—	—	(99.0)
Dividends declared on preferred shares of a subsidiary company	—	(9.8)	—	(9.8)

Balance at September 30	$829.2	$221.3	$2.3	$1,052.8

13. Segment and geographic information

        Our operating segments are Northeast, Northwest, Southeast, Southwest and Un-allocated Corporate. The segment classified as Un-allocated Corporate includes activities that support the executive offices, capital structure and costs of being a public registrant in the United States and Canada. Un-allocated Corporate also includes Rollcast, a 60% owned company, which develops, owns and operates renewable power plants that use wood or biomass fuel, and for which we initiated and approved a plan to sell, and Ridgeline, which develops and operates wind and solar power projects. These costs are not allocated to the operating segments when determining segment profit or loss.

        We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Rollcast, a component of the Un-allocated Corporate segment, Path 15, a component of the Southwest segment, and the Florida projects, which are components of the Southeast segment, are included in the income from discontinued operations line item in the table below. We have adjusted prior periods to reflect this reclassification. A reconciliation of project income to Project Adjusted EBITDA is included in the tables below.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Segment and geographic information (Continued)

	Northeast	Southeast	Northwest	Southwest	Un-allocated Corporate	Consolidated
Three months ended September 30, 2013
Project revenues	$47.3	$10.6	$23.5	$61.0	$(0.6)	$141.8
Segment assets	1,134.8	177.4	1,113.3	913.9	157.3	3,496.7
Project Adjusted EBITDA	$24.9	$5.9	$19.4	$29.5	$(3.5)	76.2
Change in fair value of derivative instruments	3.5	0.5	(0.5)	—	—	3.5
Depreciation and amortization	17.8	3.4	15.1	14.9	0.2	51.4
Interest, net	4.1	1.4	4.8	0.4	(0.1)	10.6
Other project (income) expense	31.4	—	—	(26.3)	0.8	5.9

Project income (loss)	(31.9)	0.6	(0.0)	40.5	(4.4)	4.8
Administration	—	—	—	—	8.4	8.4
Interest, net	—	—	—	—	27.5	27.5
Foreign exchange gain	—	—	—	—	9.1	9.1
Other expense, net	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(31.9)	0.6	(0.0)	40.5	(49.4)	(40.2)
Income tax expense	—	—	—	—	—	—

Net income (loss) from continuing operations	(31.9)	0.6	(0.0)	40.5	(49.4)	(40.2)
Income (loss) from discontinued operations	—	—	—	—	(0.4)	(0.4)

Net income (loss)	$(31.9)	$0.6	$(0.0)	$40.5	$(49.8)	$(40.6)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Segment and geographic information (Continued)

	Northeast	Southeast	Northwest	Southwest	Un-allocated Corporate	Consolidated
Three months ended September 30, 2012
Project revenues	$43.8	$—	$15.0	$47.7	$(0.2)	$106.3
Segment assets	1,157.9	446.3	852.0	1,162.6	25.2	3,644.0
Project Adjusted EBITDA	$20.3	$2.3	$12.6	$23.4	$(1.2)	57.4
Change in fair value of derivative instruments	(10.2)	(0.6)	—	—	—	(10.8)
Depreciation and amortization	20.4	1.4	10.7	9.3	—	41.8
Interest, net	4.5	—	1.2	0.1	—	5.8
Other project (income) expense	0.3	—	—	0.2	0.4	0.9

Project income (loss)	5.3	1.5	0.7	13.8	(1.6)	19.7
Administration	—	—	—	—	6.3	6.3
Interest, net	—	—	—	—	25.8	25.8
Foreign exchange loss	—	—	—	—	7.7	7.7
Other expense, net	—	—	—	—	0.3	0.3

Income (loss) from continuing operations before income taxes	5.3	1.5	0.7	13.8	(41.7)	(20.4)
Income tax expense	—	—	—	—	3.1	3.1

Net income (loss) from continuing operations	5.3	1.5	0.7	13.8	(44.8)	(23.5)
Income (loss) from discontinued operations	—	19.3	—	0.8	(1.1)	19.0

Net income (loss)	$5.3	$20.8	$0.7	$14.6	$(45.9)	$(4.5)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Segment and geographic information (Continued)

	Northeast	Southeast	Northwest	Southwest	Un-allocated Corporate	Consolidated
Nine months ended September 30, 2013
Project revenues	$167.9	$16.8	$69.5	$167.7	$(0.9)	$421.0
Segment assets	1,134.8	177.4	1,113.3	913.9	157.3	3,496.7
Project Adjusted EBITDA	$96.8	$10.4	$53.0	$64.5	$(11.4)	213.3
Change in fair value of derivative instruments	(12.9)	(3.1)	(18.8)	—	—	(34.8)
Depreciation and amortization	55.7	7.9	45.7	44.7	0.5	154.5
Interest, net	12.8	2.6	14.2	0.9	—	30.5
Other project (income) expense	32.3	0.1	—	(26.6)	—	5.8

Project income (loss)	8.9	2.9	11.9	45.5	(11.9)	57.3
Administration	—	—	—	—	28.5	28.5
Interest, net	—	—	—	—	78.7	78.7
Foreign exchange gain	—	—	—	—	(12.9)	(12.9)
Other expense, net	—	—	—	—	(9.5)	(9.5)

Income (loss) from continuing operations before income taxes	8.9	2.9	11.9	45.5	(96.7)	(27.5)
Income tax benefit	—	—	—	—	(1.9)	(1.9)

Net income (loss) from continuing operations	8.9	2.9	11.9	45.5	(94.8)	(25.6)
Income (loss) from discontinued operations	—	(1.1)	—	1.3	(6.3)	(6.1)

Net income (loss)	$8.9	$1.8	$11.9	$46.8	$(101.1)	$(31.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Segment and geographic information (Continued)

	Northeast	Southeast	Northwest	Southwest	Un-allocated Corporate	Consolidated
Nine months ended September 30, 2012
Project revenues	$156.6	$—	$46.9	$121.7	$1.2	$326.4
Segment assets	1,157.9	446.3	852.0	1,162.6	25.2	3,644.0
Project Adjusted EBITDA	$85.2	$6.5	$38.5	$48.0	$(7.5)	170.7
Change in fair value of derivative instruments	46.3	2.6	—	—	—	48.9
Depreciation and amortization	58.0	4.3	31.7	28.9	0.1	123.0
Interest, net	13.9	—	3.8	0.4	—	18.1
Other project (income) expense	0.8	—	—	2.9	0.7	4.4

Project income (loss)	(33.8)	(0.4)	3.0	15.8	(8.3)	(23.7)
Administration	—	—	—	—	22.0	22.0
Interest, net	—	—	—	—	69.3	69.3
Foreign exchange loss	—	—	—	—	4.4	4.4
Other expense, net	—	—	—	—	(5.7)	(5.7)

Income (loss) from continuing operations before income taxes	(33.8)	(0.4)	3.0	15.8	(98.3)	(113.7)
Income tax expense	—	—	—	—	(19.1)	(19.1)

Net income (loss) from continuing operations	(33.8)	(0.4)	3.0	15.8	(79.2)	(94.6)
Income (loss) from discontinued operations	—	49.5	—	1.5	(2.2)	48.8

Net income (loss)	$(33.8)	$49.1	$3.0	$17.3	$(81.4)	$(45.8)

        The tables below provide information, by country, about our consolidated operations. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

					Property, Plant and Equipment, net of accumulated depreciation
	Project Revenue Three months ended September 30,		Project Revenue Nine months ended September 30,
					September 30, 2013	December 31, 2012
	2013	2012	2013	2012
United States	$98.0	$61.0	$264.7	$171.9	$1,368.0	$1,504.8
Canada	43.8	45.3	156.3	154.5	505.9	550.7

Total	$141.8	$106.3	$421.0	$326.4	$1,873.9	$2,055.5

        The Ontario Electricity Financial Corp ("OEFC"), British Columbia Hydro and Power Authority ("BC Hydro"), San Diego Gas & Electric ("SD G&E") provided for approximately 20.7%, 10.2%, and 13.1% respectively, of total consolidated revenues for the three months ended September 30, 2013 and 26.3%, 10.8%, and 10.2% respectively, of total consolidated revenues for the nine months ended

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Segment and geographic information (Continued)

September 30, 2013. OEFC and BC Hydro provided for approximately 18.7% and 9.2%, respectively, of total consolidated revenues for the three months ended September 30, 2012 and 22.1% and 9.7% respectively, of total consolidated revenues for the nine months ended September 30, 2012. OEFC purchases electricity from the Calstock, Kapuskasing, Nipigon, North Bay and Tunis projects in the Northeast segment, BC Hydro purchases electricity from the Mamquam, Moresby Lake and Williams Lake projects in the Northwest segment, and SD G&E purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the Southwest segment.

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

  Massachusetts District Court Actions

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

        The parties to each District Court action have filed joint motions requesting that the District Court set a schedule in the District Court actions, including: (i) setting a deadline for the lead plaintiff to file a consolidated amended class action complaint (the "Amended Complaint"), after the appointment of lead plaintiff and counsel; (ii) setting a deadline for Defendants to answer, file a motion to dismiss or otherwise respond to the Amended Complaint (and for subsequent briefing

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Commitments and contingencies (Continued)

regarding any such motion to dismiss); and (iii) confirming that Defendants need not answer, move to dismiss or otherwise respond to any of the five District Court complaints prior to the filing of the Amended Complaint. On May 7, 2013, each of six groups of investors (the "U.S. Lead Plaintiff Applicants") filed a motion (collectively, the "U.S. Lead Plaintiff Motions") with the District Court seeking: (i) to consolidate the five U.S. Actions (the "Consolidated U.S. Action"); (ii) to be appointed lead plaintiff in the Consolidated U.S. Action; and (iii) to have its choice of lead counsel confirmed. On May 22, 2013, three of the U.S. Lead Plaintiff Applicants filed oppositions to the other U.S. Lead Plaintiff Motions, and on June 6, 2013, those three Lead Plaintiff Applicants filed replies in support of their respective motions. On August 19, 2013, the District Court held a status conference to address certain issues raised by the U.S. Lead Plaintiff Motions, entered an order consolidating the five U.S. Actions, and directed two of the six U.S. Lead Plaintiff Applicants to file supplemental submissions by September 9, 2013. Both of those U.S. Lead Plaintiff Applicants filed the requested supplemental submissions, and then sought leave to file additional briefing. The Court granted those requests for leave and additional submissions were filed on September 13 and September 18, 2013, which the Court will consider (along with the motion papers discussed above) in deciding who will serve as lead plaintiff and lead counsel.

  Canadian Actions

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

        On August 30, 2013, the three Ontario actions were succeeded by one action with an amended claim being issued on behalf of Jacqeline Coffin and Sandra Lowry. This claim names the Company, Barry Welch and Terrence Ronan as defendants (the "Defendants"). The Plaintiffs seeks leave to commence an action for statutory misrepresentation under the Ontario Securities Act and asserts common law claims for misrepresentation. The Plaintiffs' allegations focus on among other things, claims the Defendants made materially false and misleading statements and omissions in Atlantic Power's press releases, quarterly and year end filings and conference calls with analysts and investors, regarding the sustainability of Atlantic Power's common share dividend that artificially inflated the price of Atlantic Power's common shares. The Plaintiffs seek to certify the statutory and common law claims under the Class Proceedings Act for security holders who purchased and held securities through a proposed class period of November 5, 2012 to February 28, 2013.

        On October 4, 2013 the Plaintiffs delivered materials supporting their request for leave to commence an action for statutory misrepresentations and for certification of the statutory and common claims as class proceedings. These materials estimate the damages claimed for statutory misrepresentation at $197.4 million.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Commitments and contingencies (Continued)

        A schedule for the Plaintiffs' motions and the action will be set on November 12, 2013.

        The Petitioner in the proposed Quebec class action has served and filed a motion to suspend those proceedings until a decision is made on certification of the Ontario action as a class proceeding. This motion will not be contested.

        Pursuant to the Private Securities Litigation Reform Act of 1995, all discovery is stayed in the U.S. Actions. Plaintiffs have not yet specified an amount of alleged damages in the U.S. Actions. As noted above, the plaintiffs in the Canadian Action have estimated their alleged statutory damages at $197.4 million. Because both the U.S. and Canadian Actions are in their early stages, Atlantic Power is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation. Atlantic Power intends to defend vigorously each of the actions.

  Other

        Other than as described above, there were no material changes to legal proceedings disclosed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2012.

        In addition to the matters listed, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. With respect to such other matters arising in the normal course of business, there are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2013.

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

        As of September 30, 2013 and December 31, 2012, we had $460.0 million of Senior Notes. These notes are guaranteed by certain of our wholly owned subsidiaries, or guarantor subsidiaries. These guarantees are joint and several.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Guarantees and condensed consolidating financial information (Continued)

        Unless otherwise noted below, each of the following 100% owned guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2013:

        Atlantic Power Limited Partnership, Atlantic Power GP Inc., Atlantic Power (US) GP, Atlantic Oklahoma Wind LLC, Atlantic Power Corporation, Atlantic Power Generation, Inc., Atlantic Power Transmission, Inc., Atlantic Power Holdings, Inc.,. Atlantic Power Services Canada GP Inc., Atlantic Power Services Canada LP, Atlantic Power Services, LLC, Atlantic Rockland Holdings, LLC, Teton Power Funding, LLC, Harbor Capital Holdings, LLC, Epsilon Power Funding, LLC, Atlantic Cadillac Holdings, LLC, Atlantic Idaho Wind Holdings, LLC, Atlantic Idaho Wind C, LLC, Baker Lake Hydro, LLC, Olympia Hydro, LLC, Teton East Coast Generation, LLC, Atlantic Renewables Holdings, LLC, Orlando Power Generation I, LLC, Orlando Power Generation II, LLC, Atlantic Piedmont Holdings LLC, Teton Selkirk, LLC, Teton Operating Services, LLC, Atlantic Ridgeline Holdings, LLC, Ridgeline Energy Holdings, Inc., Ridgeline Energy LLC, Pah Rah Holding Company LLC, Lewis Ranch Wind Project LLC, Hurricane Wind LLC, Ridgeline Power Services LLC, Ridgeline Eastern Energy LLC, Ridgeline Alternative Energy LLC, Frontier Solar LLC, Ridgeline Energy Solar LLC, Pah Rah Project Company LLC, Monticello Hills Wind LLC, Dry Lots Wind LLC, Smokey Avenue Wind LLC, Saunders Bros. Transportation Corporation, Bruce Hill Wind LLC, South Mountain Wind LLC, Great Basin Solar Ranch LLC, Goshen Wind Holdings LLC, Meadow Creek Holdings LLC, Ridgeline Holdings Junior Inc., Rockland Wind Ridgeline Holdings LLC and Meadow Creek Intermediate Holdings LLC.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Guarantees and condensed consolidating financial information (Continued)

ATLANTIC POWER CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

(in millions of U.S. dollars)
(Unaudited)

	Guarantor Subsidiaries	Curtis Palmer	Atlantic Power	Eliminations	Consolidated Balance
Assets
Current assets:
Cash and cash equivalents	$163.5	$—	$7.2	$—	$170.7
Restricted cash	119.8	—	—	—	119.8
Accounts receivable	165.9	10.9	2.8	(116.3)	63.3
Prepayments, supplies, and other current assets	32.2	2.3	0.8	(1.0)	34.3

Total current assets	481.4	13.2	10.8	(117.3)	388.1
Property, plant, and equipment, net	1,702.7	172.5	—	(1.3)	1,873.9
Equity investments in unconsolidated affiliates	3,753.9	—	963.7	(4,313.1)	404.5
Other intangible assets, net	321.5	149.6	—	—	471.1
Goodwill	238.1	58.2	—	—	296.3
Other assets	473.7	—	434.3	(845.2)	62.8

Total assets	$6,971.3	$393.5	$1,408.8	$(5,276.9)	$3,496.7

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$118.6	$3.9	$83.9	$(116.3)	$90.1
Revolving credit facility	—	—	—	—	—
Current portion of long-term debt	16.7	190.0	—	—	206.7
Other current liabilities	40.0	—	3.9	(1.0)	42.9

Total current liabilities	175.3	193.9	87.8	(117.3)	339.7
Long-term debt	814.1	—	460.0	—	1,274.1
Convertible debentures	—	—	414.1	—	414.1
Other non-current liabilities	1,184.0	8.5	0.5	(845.2)	347.8

Total liabilities	2,173.4	202.4	962.4	(962.5)	2,375.7
Equity
Preferred shares issued by a subsidiary company	232.1	—	—	(10.8)	221.3
Common shares	4,323.5	191.1	1,285.8	(4,514.7)	1,285.7
Accumulated other comprehensive loss	(8.7)	—	—	—	(8.7)
Retained deficit	(21.3)	—	(839.4)	211.1	(649.6)

Total Atlantic Power Corporation shareholders' equity	4,525.6	191.1	446.4	(4,314.4)	848.7

Noncontrolling interest	272.3	—	—	—	272.3

Total equity	4,797.9	191.1	446.4	(4,314.4)	1,121.0

Total liabilities and equity	$6,971.3	$393.5	$1,408.8	$(5,276.9)	$3,496.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Guarantees and condensed consolidating financial information (Continued)

ATLANTIC POWER CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2013

(in millions of U.S. dollars)

	Guarantor Subsidiaries	Curtis Palmer	Atlantic Power	Eliminations	Consolidated Balance
Project revenue:
Total project revenue	$134.2	$7.8	$—	$(0.2)	$141.8

Project expenses:
Fuel	47.2	—	—	—	47.2
Project operations and maintenance	36.8	1.3	—	(0.1)	38.0
Development	1.4	—	—	—	1.4
Depreciation and amortization	38.4	3.8	—	—	42.2

	123.8	5.1	—	(0.1)	128.8
Project other income (expense):
Change in fair value of derivative instruments	(3.5)	—	—	—	(3.5)
Equity in earnings of unconsolidated affiliates	39.1	—	—	—	39.1
Interest expense, net	(6.3)	(2.7)	—	—	(9.0)
Other	(34.8)	—	—	—	(34.8)

	(5.5)	(2.7)	—	—	(8.2)

Project income	4.9	—	—	(0.1)	4.8
Administrative and other expenses (income):
Administration expense	4.9	—	3.5	—	8.4
Interest, net	18.9	—	8.6	—	27.5
Foreign exchange loss	4.1	—	5.0	—	9.1
Other income	—	—	—	—	—

	27.9	—	17.1	—	45.0

Loss from continuing operations before income taxes	(23.0)	—	(17.1)	(0.1)	(40.2)
Income tax benefit	—	—	—	—	—

Net loss from continuing operations	(23.0)	—	(17.1)	(0.1)	(40.2)
Net loss from discontinued operations	(0.4)	—	—	—	(0.4)

Net loss	(23.4)	—	(17.1)	(0.1)	(40.6)
Net income (loss) attributable to noncontrolling interest	(2.5)	—	—	3.2	0.7

Net loss attributable to Atlantic Power Corporation	$(20.9)	$—	$(17.1)	$(3.3)	$(41.3)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Guarantees and condensed consolidating financial information (Continued)

ATLANTIC POWER CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2013

(in millions of U.S. dollars)

	Guarantor Subsidiaries	Curtis Palmer	Atlantic Power	Eliminations	Consolidated Balance
Project revenue:
Total project revenue	$394.1	$27.4	$—	$(0.5)	$421.0

Project expenses:
Fuel	148.8	—	—	—	148.8
Project operations and maintenance	110.0	2.2	0.5	(0.4)	112.3
Development	4.9	—	—	—	4.9
Depreciation and amortization	114.2	11.5	—	—	125.7

	377.9	13.7	0.5	(0.4)	391.7
Project other income (expense):
Change in fair value of derivative instruments	33.4	—	—	—	33.4
Equity in earnings of unconsolidated affiliates	55.0	—	—	—	55.0
Interest expense, net	(17.4)	(8.3)	—	—	(25.7)
Other	(35.0)	—	0.3	—	(34.7)

	36.0	(8.3)	0.3	—	28.0

Project income	52.2	5.4	(0.2)	(0.1)	57.3
Administrative and other expenses (income):
Administration expense	15.3	—	13.2	—	28.5
Interest, net	57.1	—	21.6	—	78.7
Foreign exchange loss	(3.9)	—	(9.0)	—	(12.9)
Other income	(9.5)	—	—		(9.5)

	59.0	—	25.8	—	84.8

Income (loss) from continuing operations before income taxes	(6.8)	5.4	(26.0)	(0.1)	(27.5)
Income tax benefit	(1.9)	—	—	—	(1.9)

Net income (loss) from continuing operations	(4.9)	5.4	(26.0)	(0.1)	(25.6)
Net loss from discontinued operations	(6.1)	—	—	—	(6.1)

Net income (loss)	(11.0)	5.4	(26.0)	(0.1)	(31.7)
Net income (loss) attributable to noncontrolling interest	(3.3)	—	—	9.5	6.2

Net income (loss) attributable to Atlantic Power Corporation	$(7.7)	$5.4	$(26.0)	$(9.6)	$(37.9)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Guarantees and condensed consolidating financial information (Continued)

ATLANTIC POWER CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three and nine months ended September 30, 2013

(in millions of U.S. dollars)

	Guarantor Subsidiaries	Curtis Palmer	Atlantic Power	Eliminations	Consolidated Balance
Net loss	$(23.4)	$—	$(17.1)	$(0.1)	$(40.6)
Other comprehensive income (loss):
Unrealized gain on hedging activities	(0.1)	—	—	—	(0.1)
Net amount reclassified to earnings	0.2	—	—	—	0.2

Net unrealized losses on derivatives	0.1	—	—	—	0.1
Foreign currency translation adjustments	10.7	—	—	—	10.7

Other comprehensive income, net of tax	10.8	—	—	—	10.8

Comprehensive loss	(12.6)	—	(17.1)	(0.1)	(29.8)

Less: Comprehensive income attributable to noncontrolling interest	0.7	—	—	—	0.7

Comprehensive loss attributable to Atlantic Power Corporation	$(13.3)	$—	$(17.1)	$(0.1)	$(30.5)

	Guarantor Subsidiaries	Curtis Palmer	Atlantic Power	Eliminations	Consolidated Balance
Net income (loss)	$(11.0)	$5.4	$(26.0)	$(0.1)	$(31.7)
Other comprehensive income (loss):
Unrealized gain on hedging activities	0.5	—	—	—	0.5
Net amount reclassified to earnings	0.6	—	—	—	0.6

Net unrealized losses on derivatives	1.1	—	—	—	1.1
Foreign currency translation adjustments	(19.3)	—	—	—	(19.3)

Other comprehensive income, net of tax	(18.2)	—	—	—	(18.2)

Comprehensive income (loss)	(29.2)	5.4	(26.0)	(0.1)	(49.9)

Less: Comprehensive income attributable to noncontrolling interest	6.2	—	—	—	6.2

Comprehensive income (loss) attributable to Atlantic Power Corporation	$(35.4)	$5.4	$(26.0)	$(0.1)	$(56.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Guarantees and condensed consolidating financial information (Continued)

ATLANTIC POWER CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2013

(in millions of U.S. dollars)

	Guarantor Subsidiaries	Curtis Palmer	Atlantic Power	Eliminations	Consolidated Balance
Net cash provided by operating activities	$69.8	$2.4	$71.1	$—	$143.3
Cash flows provided by (used in) investing activities:
Proceeds from treasury grant	103.2	—	—	—	103.2
Proceeds for sale of assets	183.0	—	—	—	183.0
Cash (paid) received for equity investments	8.5	—	(8.5)	—	—
Change in restricted cash	(99.1)	—	—	—	(99.1)
Biomass development costs	(0.1)	—	—	—	(0.1)
Construction in progress	(32.2)	—	—	—	(32.2)
Purchase of property, plant and equipment	(4.8)	(2.4)	—	—	(7.2)

Net cash provided by (used in) investing activities	158.5	(2.4)	(8.5)	—	147.6
Cash flows provided by (used in) financing activities:
Offering costs related to tax equity	(1.0)	—	—	—	(1.0)
Repayment of project-level debt	(115.3)	—	—	—	(115.3)
Proceeds from project-level debt	20.8	—	—	—	20.8
Payments for revolving credit facility borrowings	(47.0)	—	(20.0)	—	(67.0)
Equity investment from noncontrolling interest	42.6	—	1.9	—	44.5
Deferred financing costs	(0.5)	—	—	—	(0.5)
Dividends paid	(13.9)	—	(54.2)	—	(68.1)

Net cash used in financing activities	(114.3)	—	(72.3)	—	(186.6)

Net increase (decrease) in cash and cash equivalents	114.0	—	(9.7)	—	104.3
Cash and cash equivalents at beginning of period	49.5	—	16.9	—	66.4

Cash and cash equivalents at end of period	$163.5	$—	$7.2	$—	$170.7

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

  •
  our ability to meet the financial covenants under our senior credit facility and other indebtedness and the ability to maintain our dividend payments at the current level;

  •
  our potential requirement to provide additional security to a natural gas supplier's agreements and the expected amount of such security; and

  •
  the impact of legislative, regulatory, competitive and technological changes.

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

        These risks include, without limitation:

  •
  the outcome of certain shareholder class action lawsuits;

  •
  the impact on us of recent amendments to and compliance with our senior credit facility;

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

  •
  unstable capital and credit markets; and

  •
  our indebtedness and financing arrangements.

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

OVERVIEW

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of September 30, 2013, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 3,018 megawatts ("MW") in which our aggregate ownership interest is approximately 2,098 MW. These totals exclude our 40% interest in the Delta-Person generating station ("Delta-Person") for which we entered into an agreement to sell in December 2012. Our current portfolio consists of interests in twenty-nine operational power generation projects across eleven states in the United States and two provinces in Canada. We also own Ridgeline Energy Holdings, Inc. ("Ridgeline"), a wind and solar developer in Seattle, and we own a majority interest in Rollcast Energy Inc. ("Rollcast"), a biomass power plant developer in North Carolina for which we have initiated a plan to sell our interest. Twenty-three of our projects are wholly owned subsidiaries.

        We sell the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, which have expiration dates ranging from August 2014 to December 2037, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

        The majority of our natural gas and biomass power generation projects have long-term fuel supply agreements, typically accompanied by fuel transportation arrangements. In most cases, the term of the fuel supply and transportation arrangements correspond to the term of the relevant PPAs and many of the PPAs and steam sales agreements provide for the indexing or pass-through of fuel costs to our customers. In cases where there is no pass-through of fuel costs, we often attempt to mitigate the market price risk of changing commodity costs through the use of hedging strategies.

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

RECENT DEVELOPMENTS

  Goodwill Impairment

        During the second quarter of 2013, based on a prolonged decline in our market capitalization we determined that it was appropriate to initiate a test of goodwill to determine if the fair value of each of our reporting units' goodwill does not exceed their carrying amounts. We concluded the test during the three months ended September 30, 2013 and determined that goodwill was impaired at the Kenilworth,

Naval Station, Naval Training Center and North Island ("Naval reporting units") reporting units. The total non-cash impairment charge recorded was $34.9 million.

        The $30.8 million impairment at Kenilworth was due to lower forecasted capacity and energy prices compared to the assumptions at the time of the acquisition in November 2011. When performing our step 2 quantitative analysis, the increase in the intangible value associated with the new Energy Service Agreement ("ESA") entered into in July 2013 resulted in a lower implied goodwill value. At the time of its acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Kenilworth project were valued assuming a merchant basis for the period subsequent to the expiration of the project's original PPA in July 2012. As discussed above, these forecasted energy revenues on a merchant basis were higher than the current forecasted energy prices subsequent to the expiration of the new ESA. The $4.1 million impairment at the Naval reporting units was primarily due to increased uncertainty, not assumed at the time of the reporting units acquisition in 2011, in our ability to extend two of the projects lease and steam agreements upon their expiration. In addition, lower currently forecasted capacity and energy prices in California after the expiration of the PPAs compared to the forecast at the time of the acquisition in 2011 result in a lower business enterprise value which resulted in a lower implied goodwill value.

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

  Rollcast

        During the three months ended September 30, 2013, we initiated and approved a plan to sell our 60% interest in our Rollcast projects and classified our Rollcast investment, which is a component of the un-allocated corporate segment, as a held for sale business based on our plan to sell the project within the next twelve months. Accordingly, the assets and liabilities of Rollcast have been presented separately as held for sale in the consolidated balance sheet at September 30, 2013 and the project's net loss is recorded as loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

  Amendment to the Senior Credit Facility

        On August 2, 2013, we entered into an amendment to the senior credit facility with our lenders primarily to obtain more favorable financial covenant ratios. The amendment includes changes to our borrowing capacity, financial ratios and certain other customary representations, warranties, terms and conditions and covenants. For a description of these changes, see "—Liquidity and Capital Resources" and Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

  Administration and Development Reductions

        In July 2013, we implemented changes in several areas that are expected to result in an approximate $8.0 million reduction to administration and development expenses relative to our previous 2014 budget for those items. The expected expense reductions are targeted to occur in three broad areas, which are, in order of significance: (1) reduction in the development budget, both for personnel and third-party expenses, consistent with de-emphasizing early-stage development projects; (2) consolidation of accounting and finance functions in two offices, down from three; and

(3) additional synergies from full integration of areas such as health care, plant insurance, IT, travel and other functions.

        Most of the one-time costs incurred to implement these changes were recorded in the third quarter of 2013 with the remainder to be recorded in the fourth quarter of 2013. The savings are expected to be realized beginning in 2014. However, we may experience increases in unrelated costs such as those associated with our debt reduction objectives and plant optimization initiatives. The net impact on cash flows is expected to be positive in 2014.

  Piedmont Commercial Operations and Receipt of Grant Proceeds

        In May 2013, Piedmont submitted an application under the federal 1603 grant program. In July, the grant was approved and $49.5 million was received from the U.S. Treasury. With the proceeds received and a $1.5 million contribution from Atlantic Power to cover the shortfall created by the U.S. federal budget sequestration, the project's outstanding $51.0 million bridge loan was fully repaid in July 2013. Piedmont's construction loan ($76.6 million at September 30, 2013) is expected to convert to a term loan in the fourth quarter of 2013. We contributed an additional $2.7 million equity investment during the three months ended June 30, 2013 to fund the project's working capital.

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

  Sale of Gregory

        On April 2, 2013 we and the other owners of Gregory entered into a purchase and sale agreement with an affiliate of NRG Energy, Inc. to sell the project for approximately $274.2 million including working capital adjustments. We received net cash proceeds from our ownership interest of approximately $34.7 million in the aggregate, after repayment of project-level debt and transaction expenses. Approximately $5.0 million of these proceeds will be held in escrow for up to one year after the closing date. We intend to use the net proceeds from the sale for general corporate purposes. The sale of Gregory closed on August 7, 2013 resulting in a gain of $30.4 million and was recorded in equity in earnings of unconsolidated affiliates in the consolidated statement of operations for the three and nine months ended September 30, 2013.

  Sale of Path 15

        On March 11, 2013 we entered into a purchase and sale agreement with Duke-American Transmission Company, a joint venture between Duke Energy Corporation and American

Transmission Co., to sell our interests in Path 15. The sale closed on April 30, 2013 and we received net cash proceeds from the sale, including working capital adjustments, of approximately $52 million, plus a management agreement termination fee of $4.0 million, for a total sale price of approximately $56 million. The cash proceeds will be used for general corporate purposes. All project level debt issued by Path 15, totaling $137.2 million, transferred with the sale. Path 15 was accounted for as an asset held for sale in the consolidated balance sheets at December 31, 2012 and as a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

  Sale of Florida Projects

        On January 30, 2013, we entered into a purchase and sale agreement for the sale of the Florida Projects, for approximately $140 million, with working capital adjustments. The sale closed on April 12, 2013 and we received net cash proceeds of approximately $117 million in the aggregate, after repayment of project-level debt at Auburndale and settlement of all outstanding natural gas swap agreements at Lake and Auburndale. This includes approximately $92 million received at closing and cash distributions from the projects of approximately $25 million received since January 1, 2013. We used a portion of the net proceeds from the sale to fully repay our senior credit facility, which had an outstanding balance of approximately $64.1 million on the closing date. The Florida Projects were accounted for as assets held for sale in the consolidated balance sheets at December 31, 2012 and are a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

OUR POWER PROJECTS

        The table on the following page outlines our portfolio of power generating assets in operation as of November 7, 2013, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor's ("S&P"). Customers that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the bottom end of the range have the weakest capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

Northeast Segment

Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB

Chambers	New Jersey	Coal	262	40.00%	89	Atlantic City Elec.	December 2024	BBB+

					16	DuPont	December 2024	A

Kenilworth	New Jersey	Natural Gas	30	100.00%	30	Merck, & Co., Inc.	September 2018(1)	AA

Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corperation	December 2027	A-

Selkirk	New York	Natural Gas	345	18.50%	15	Merchant	N/A	N/R

					49	Consolidated Edison	August 2014	A-

Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corp	June 2020	AA-

Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2017	AA-

Nipigon	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2022	AA-

North Bay	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2017	AA-

Tunis	Ontario	Natural Gas	43	100.00%	43	Ontario Electricity Financial Corp	December 2014	AA-

Southeast Segment

Orlando	Florida	Natural Gas	129	50.00%	46	Progress Energy Florida	December 2023	BBB+

					19	Reedy Creek Improvement District(2)	December 2013	A

Piedmont	Georgia	Biomass	53	98.0%	52	Georgia Power	December 2032	A

Northwest Segment

Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA

Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA

Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA

Idaho Wind	Idaho	Wind	183	27.56%	50	Idaho Power Co.	December 2030	BBB

Rockland	Idaho	Wind	80	50.00%	40	Idaho Power Co.	December 2036	BBB

Goshen North	Idaho	Wind	125	12.50%	16	Southern California Edison	November 2030	BBB+

Meadow Creek	Idaho	Wind	120	100.00%	120	PacifiCorp	December 2032	A-

Frederickson	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	A+

					45	Grays Harbor PUD	August 2022	A

					30	Franklin, Co. PUD	August 2022	A

Koma Kulshan	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

Southwest Segment

Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	December 2019	A

Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	December 2019	A

North Island(3)	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric	December 2019	A

Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+

Greeley	Colorado	Natural Gas	72	100%	72	Public Service Company of Colorado	August 2013(4)	A-

Manchief	Colorado	Natural Gas	300	100%	300	Public Service Company of Colorado	October 2022	A-

Morris	Illinois	Natural Gas	177	100%	77	Merchant	N/A	N/R

					100	Equistar Chemicals, LP	November 2023	BBB

Canadian Hills	Oklahoma	Wind	298	99.0%	199	Southwestern Electric Power Company	December 2037	BBB

					48	Oklahoma Municipal Power Authority	December 2037	A

					48	Grand River Dam Authority	December 2032	A

(1)
The Kenilworth ESA, under which Kenilworth sells electricity and steam to Merck expired on July 31, 2012 and was extended on a month-to month basis by agreement with the purchaser. In July 2013, we entered into a new ESA with Merck that became effective November 1, 2013 and expires on September 30, 2018.

(2)
Upon the expiry of the Reedy Creek PPA, the associated capacity and energy will be sold to Progress Energy Florida under the terms of the current agreement.

(3)
North Island received approval in August 2013 to increase its interconnection capacity from 38 MW to 42 MW. PPA capacity will remain unchanged and the additional 4 MW can be sold at the short run avoided cost energy price.

(4)
The Greeley project's PPA expired in August 2013. The project is currently being decommissioned.

Consolidated Overview and Results of Operations

Performance highlights

        The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 which are analyzed in greater detail below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Project income (loss)	$4.8	$19.7	$57.3	$(23.7)
Loss from continuing operations	(40.2)	(23.5)	(25.6)	(94.6)
Income (loss) from discontinued operations, net of tax	(0.4)	19.0	(6.1)	48.8
Net loss attributable to Atlantic Power Corporation	(41.3)	(7.5)	(37.9)	(54.9)
Basic and diluted loss per share from continuing operations	$(0.34)	$(0.22)	$(0.27)	$(0.90)
Project Adjusted EBITDA(1)	76.2	57.4	213.3	170.7
Cash Available for Distribution(1)	37.9	28.3	109.9	101.0

(1)
See reconciliation and definition in Supplementary Non-GAAP Financial Information.

  Three months ended September 30, 2013 compared to the three months ended September 30, 2012

        The following table provides our consolidated results of operations:

	Three months ended September 30,
	2013	2012	$ change	% change
Project revenue:
Energy sales	$73.4	$49.6	23.8	48.0%
Energy capacity revenue	51.1	42.8	8.3	19.4
Other	17.3	13.9	3.4	24.5%

	141.8	106.3	35.5	33.4%
Project expenses:
Fuel	47.2	40.1	7.1	17.7%
Operations and maintenance	38.0	26.5	11.5	43.4%
Development	1.4	—	1.4	NM
Depreciation and amortization	42.2	30.6	11.6	37.9%

	128.8	97.2	31.6	32.5%
Project other income (expense):
Change in fair value of derivative instruments	(3.5)	10.7	(14.2)	NM
Equity in earnings of unconsolidated affiliates	39.1	4.0	35.1	NM
Interest expense, net	(9.0)	(4.1)	(4.9)	NM
Impairment of goodwill	(34.9)	—	(34.9)	NM
Other, net	0.1	—	0.1	NM

	(8.2)	10.6	(18.8)	NM

Project income	4.8	19.7	(14.9)	NM
Administrative and other expenses (income):
Administration	8.4	6.3	2.1	33.3%
Interest, net	27.5	25.8	1.7	6.6%
Foreign exchange loss	9.1	7.7	1.4	18.2%
Other expense, net	—	0.3	(0.3)	NM

	45.0	40.1	4.9	12.2%

Loss from continuing operations before income taxes	(40.2)	(20.4)	(19.8)	-97.1%
Income tax expense	—	3.1	(3.1)	NM

Loss from continuing operations	(40.2)	(23.5)	(16.7)	-71.1%
Income (loss) from discontinued operations, net of tax	(0.4)	19.0	(19.4)	NM

Net loss	(40.6)	(4.5)	(36.1)	NM
Net loss attributable to noncontrolling interests	(2.5)	(0.4)	(2.1)	NM
Net income attributable to preferred shares dividends of a subsidiary company	3.2	3.4	(0.2)	-5.9%

Net loss attributable to Atlantic Power Corporation	$(41.3)	$(7.5)	(33.8)	NM

Project Income (loss) by Segment

        We have five reportable segments: Northeast, Southeast, Northwest, Southwest and Un-allocated Corporate. The segment classified as Un-allocated Corporate includes activities that support the executive offices, capital structure, costs of being a public registrant in the United States and Canada, costs to develop future projects and intercompany eliminations. Unallocated Corporate also includes Rollcast, a 60% owned company, which develops, owns and operates renewable power plants that use wood or biomass fuel, and for which we have initiated a plan to sell, and Ridgeline, which develops and operates wind and solar renewable projects. These costs are not allocated to the operating segments when determining segment profit or loss. Project income (loss) is the primary GAAP measure of our operating results and is discussed below by reportable segment. A significant non-cash item that impacts project income (loss) and is subject to potentially significant fluctuations is the change in fair value of certain derivative financial instruments. These instruments are required by GAAP to be revalued at each balance sheet date (see Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional information).

	Three months ended September 30, 2013
	Northeast	Southeast(1)	Northwest	Southwest(2)	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$26.6	$3.2	$17.9	$26.3	$(0.6)	$73.4
Energy capacity revenue	18.9	7.3	—	24.8	0.1	51.1
Other	1.8	0.1	5.6	9.9	(0.1)	17.3

	47.3	10.6	23.5	61.0	(0.6)	141.8
Project expenses:
Fuel	20.7	3.6	1.5	21.4	—	47.2
Operations and maintenance	12.6	3.4	8.1	11.7	2.2	38.0
Development	—	—	—	—	1.4	1.4
Depreciation and amortization	15.0	1.9	10.9	14.3	0.1	42.2

	48.3	8.9	20.5	47.4	3.7	128.8
Project other income (expense):
Change in fair value of derivative instruments	(3.4)	(0.5)	0.5	—	(0.1)	(3.5)
Equity in earnings of unconsolidated affiliates	7.2	0.8	—	31.3	(0.2)	39.1
Interest expense, net	(3.9)	(1.4)	(3.5)	(0.3)	0.1	(9.0)
Impairment of goodwill	(30.8)	—	—	(4.1)	—	(34.9)
Other, net	—	—	—	—	0.1	0.1

	(30.9)	(1.1)	(3.0)	26.9	(0.1)	(8.2)

Project income (loss)	$(31.9)	$0.6	$—	$40.5	$(4.4)	$4.8

	Three months ended September 30, 2012
	Northeast	Southeast(1)	Northwest	Southwest(2)	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$24.6	$—	$9.9	$15.2	$(0.1)	$49.6
Energy capacity revenue	17.6	—	—	25.2	—	42.8
Other	1.6	—	5.1	7.3	(0.1)	13.9

	43.8	—	15.0	47.7	(0.2)	106.3
Project expenses:
Fuel	23.2	—	1.0	16.0	(0.1)	40.1
Operations and maintenance	9.3	0.1	5.7	10.0	1.4	26.5
Development	—	—	—	—	—	—
Depreciation and amortization	15.4	—	6.5	8.5	0.2	30.6

	47.9	0.1	13.2	34.5	1.5	97.2
Project other income (expense):
Change in fair value of derivative instruments	10.4	(0.2)	—	—	0.5	10.7
Equity in earnings of unconsolidated affiliates	3.4	1.8	(1.1)	0.6	(0.7)	4.0
Interest expense, net	(4.3)	—	—	—	0.2	(4.1)
Other, net	(0.1)	—	—	—	0.1	—

	9.4	1.6	(1.1)	0.6	0.1	10.6

Project income (loss)	$5.3	$1.5	$0.7	$13.8	$(1.6)	$19.7

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 which is designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  Northeast

        Project income for the three months ended September 30, 2013 decreased $37.2 million from the comparable 2012 period primarily due to:

  •
  decreased project income from Kenilworth of $29.9 million due primarily to a $30.8 million non-cash goodwill impairment charge recorded in the third quarter of 2013; and

  •
  decreased project income from Nipigon of $12.2 million due primarily to an $8.8 million non-cash decrease in the fair value of a gas purchase agreement that is accounted for as a derivative instrument and increased maintenance costs of $3.0 million resulting from a scheduled outage.

        This decrease was partially offset by:

  •
  increased project income from Curtis Palmer of $3.6 million attributable to increased generation resulting from higher water levels than the comparable period; and

  •
  increased project income from Selkirk of $3.8 million due primarily to lower fuel cost and operations and maintenance expense than the comparable period.

  Southeast

        Project income for the three months ended September 30, 2013 did not change materially from the comparable 2012 period. Project income for the Southeast segment excludes the Florida Projects which are accounted for as a component of discontinued operations and were sold on April 12, 2013. Project income for the Florida Projects was $19.3 million for the three months ended September 30, 2012.

  Northwest

        Project income for the three months ended September 30, 2013 did not change materially from the comparable 2012 period.

  Southwest

        Project income for the three months ended September 30, 2013 increased $26.7 million from the comparable 2012 period.

        The net change for the period results primarily from:

  •
  increased project income of $30.7 million at Gregory primarily due to a $30.4 million gain on sale resulting from the project being sold in August 2013; and

  •
  increased project income from Morris of $1.7 million primarily attributable to lower fuel costs and higher revenues than the comparable period as well as total increased project income of $0.8 million across the remaining Southwest projects.

        This increase was partially offset by:

  •
  decreased project income of $3.5 million at Naval Station, Naval Training Center, and North Island due primarily to a $4.1 million non-cash goodwill impairment charge recorded in the third quarter of 2013; and

  •
  a $2.5 million project loss at Canadian Hills, due primarily to lower than expected wind generation and $6.0 million of depreciation and amortization. The Canadian Hills project did not become operational until the fourth quarter of 2012.

        Project income for the Southwest segment excludes the Path 15 project which was sold on April 30, 2013 and which is accounted for as a component of discontinued operations. Project income for Path 15 was $1.4 million for the three months ended September 30, 2012.

  Un-allocated Corporate

        Total project loss increased $2.8 million for the three months ended September 30, 2013 from the comparable 2012 period primarily due to $1.4 million of development expense at Ridgeline which was acquired in December 2012.

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

  Administration

        Administration expense for the three months ended September 30, 2013 increased $2.1 million or 33.3% from the comparable 2012 period primarily due to professional fees incurred related to the amendment of the senior credit facility and the shareholder class action lawsuits.

  Interest, net

        Interest, net for the three months ended September 30, 2013 increased $1.7 million or 6.6% from the comparable 2012 period primarily due to issuance of the Cdn$100 million principal amount of convertible debentures in December of 2012.

  Foreign exchange loss

        Foreign exchange loss increased $1.4 million or 18.2% primarily due to a $4.5 million decrease in unrealized gain of foreign currency forward contracts and a $1.0 million decrease in realized gains on the settlement of foreign currency forward contracts, offset by a $4.1 million decrease in losses from the revaluation of instruments denominated in Canadian dollars. The U.S. dollar to Canadian dollar exchange rate was 1.0303 at September 30, 2013 and decreased by 2.0% in three months ended September 30, 2013 as compared to a 3.4% decrease in the comparable 2012 period.

  Other income, net

        Other income, net did not change materially for the three months ended September 30, 2013 from the comparable 2012 period.

  Income tax expense (benefit)

        There was no income tax expense recorded for the three months ended September 30, 2013. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 25%, was $10.0 million. The primary items impacting the tax rate for the three months ended September 30, 2013 were $13.7 million relating to goodwill impairment, $3.6 million relating to foreign exchange, $3.7 million relating to dividend withholding tax and $5.1 million of other permanent differences. These items were partially offset by $8.2 million relating to a change in the valuation allowance and $9.1 million relating to 1603 Treasury grant proceeds received.

        Income tax expense for the three months ended September 30, 2012 was $3.1 million. The difference between the actual tax benefit and the expected income tax benefit, based on the Canadian enacted statutory rate of 25%, of $5.1 million for the three months ended September 30, 2012 is primarily due to due to foreign currency translation difference in tax rates in other countries, change in valuation allowance and various other permanent differences.

  Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

        The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2013	2012	$ change	% change
Project revenue:
Energy sales	$228.6	$159.0	69.6	43.8%
Energy capacity revenue	132.2	117.3	14.9	12.7%
Other	60.2	50.1	10.1	20.2%

	421.0	326.4	94.6	29.0%
Project expenses:
Fuel	148.8	123.6	25.2	20.4%
Operations and maintenance	112.3	88.0	24.3	27.6%
Development	4.9	—	4.9	NM
Depreciation and amortization	125.7	87.3	38.4	44.0%

	391.7	298.9	92.8	31.0%
Project other income (expense):
Change in fair value of derivative instruments	33.4	(51.3)	84.7	NM
Equity in earnings of unconsolidated affiliates	55.0	12.4	42.6	NM
Interest expense, net	(25.7)	(12.3)	(13.4)	108.9%
Impairment of goodwill	(34.9)	—	(34.9)	NM
Other, net	0.2	—	0.2	NM

	28.0	(51.2)	79.2	NM

Project income (loss)	57.3	(23.7)	81.0	NM

Administrative and other expenses (income):
Administration	28.5	22.0	6.5	29.5%
Interest, net	78.7	69.3	9.4	13.6%
Foreign exchange (gain) loss	(12.9)	4.4	(17.3)	NM
Other income, net	(9.5)	(5.7)	(3.8)	66.7%

	84.8	90.0	(5.2)	-5.8%

Loss from continuing operations before income taxes	(27.5)	(113.7)	86.2	75.8%
Income tax benefit	(1.9)	(19.1)	17.2	NM

Loss from continuing operations	(25.6)	(94.6)	69.0	72.9%
Income (loss) from discontinued operations, net of tax	(6.1)	48.8	(54.9)	-112.5%

Net loss	(31.7)	(45.8)	14.1	30.8%

Net income (loss)	(31.7)	(45.8)	14.1	30.8%
Net loss attributable to noncontrolling interests	(3.3)	(0.7)	(2.6)	NM
Net income attributable to preferred shares dividends of a subsidiary company	9.5	9.8	(0.3)	-3.1%

Net loss attributable to Atlantic Power Corporation	$(37.9)	$(54.9)	17.0	31.0%

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

	Nine months ended September 30, 2013
	Northeast	Southeast(1)	Northwest	Southwest(2)	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$92.1	$5.3	$52.0	$79.5	$(0.3)	$228.6
Energy capacity revenue	62.7	11.3	—	58.2	—	132.2
Other	13.1	0.2	17.5	30.0	(0.6)	60.2

	167.9	16.8	69.5	167.7	(0.9)	421.0
Project expenses:
Fuel	69.7	6.5	6.0	66.6	—	148.8
Operations and maintenance	32.6	6.6	27.5	40.2	5.4	112.3
Development	—	—	—	—	4.9	4.9
Depreciation and amortization	45.3	3.5	33.5	42.9	0.5	125.7

	147.6	16.6	67.0	149.7	10.8	391.7
Project other income (expense):
Change in fair value of derivative instruments	12.9	3.1	17.4	—	—	33.4
Equity in earnings of unconsolidated affiliates	18.4	2.2	2.5	32.0	(0.1)	55.0
Interest expense, net	(11.9)	(2.6)	(10.5)	(0.7)	—	(25.7)
Impairment of goodwill	(30.8)	—	—	(4.1)	—	(34.9)
Other, net	—	—	—	0.3	(0.1)	0.2

	(11.4)	2.7	9.4	27.5	(0.2)	28.0

Project income (loss)	$8.9	$2.9	$11.9	$45.5	$(11.9)	$57.3

	Nine months ended September 30, 2012
	Northeast	Southeast(1)	Northwest	Southwest(2)	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$89.4	$—	$30.3	$39.2	$0.1	$159.0
Energy capacity revenue	57.1	—	—	60.2	—	117.3
Other	10.1	—	16.6	22.3	1.1	50.1

	156.6	—	46.9	121.7	1.2	326.4
Project expenses:
Fuel	72.3	—	5.8	45.4	0.1	123.6
Operations and maintenance	30.3	0.1	17.9	30.5	9.2	88.0
Development	—	—	—	—	—	—
Depreciation and amortization	42.8	—	19.6	24.9	—	87.3

	145.4	0.1	43.3	100.8	9.3	298.9
Project other income (expense):
Change in fair value of derivative instruments	(48.8)	(2.5)	—	—	—	(51.3)
Equity in earnings of unconsolidated affiliates	15.9	2.3	(0.7)	(5.1)	—	12.4
Interest expense, net	(12.2)	—	—	—	(0.1)	(12.3)
Other, net	0.1	(0.1)	0.1	—	(0.1)	—

	(45.0)	(0.3)	(0.6)	(5.1)	(0.2)	(51.2)

Project income (loss)	$(33.8)	$(0.4)	$3.0	$15.8	$(8.3)	$(23.7)

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 which is designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  Northeast

        Project income for the nine months ended September 30, 2013 increased $42.7 million from the comparable 2012 period primarily due to:

  •
  increased project income from North Bay of $29.7 million due primarily to a positive $29.9 million non-cash change in the fair value of gas purchase agreements that were accounted for as derivatives;

  •
  increased project income from Kapuskasing of $29.3 million due primarily to a positive $29.9 million non-cash change in the fair value of gas purchase agreements that were accounted for as derivatives;

  •
  increased project income from Curtis Palmer of $6.3 million due primarily to increased generation resulting from higher water levels than the comparable period;

  •
  increased project income from Selkirk of $5.6 million due primarily to increased generation resulting in higher revenues and lower maintenance costs than the comparable period; and

  •
  increased project income from Calstock of $5.0 million due primarily to a steam turbine maintenance in 2012 that contributed to increased generation, lower maintenance costs, and lower fuel costs than in the comparable period.

        These increases were partially offset by:

  •
  decreased project income from Kenilworth of $27.5 million due primarily to a $30.8 million non-cash goodwill impairment charge recorded in the third quarter of 2013; and

  •
  decreased project income from Tunis of $3.4 million due primarily to lower generation and energy prices.

  Southeast

        Project income for the nine months ended September 30, 2013 increased $3.3 million from the comparable 2012 period primarily due to revenue from the Piedmont project which became commercially operational in April 2013. Piedmont's $2.0 million of project income was also due to a positive $6.6 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives. This gain was offset by increased maintenance and interest expenses.

        Project income for the Southeast segment excludes the Florida Projects which are accounted for as a component of discontinued operations and were sold on April 12, 2013. Project income for the Florida Projects was immaterial for the nine months ended September 30, 2013 and was $49.5 million for the nine months ended September 30, 2012.

  Northwest

        Project income for the nine months ended September 30, 2013 increased $8.9 million from the comparable 2012 period primarily due to:

  •
  increased project income from Rockland of $7.9 million attributable to the 100% consolidation of a former equity method project subsequent to an ownership change from 30% to 50% as part of the Ridgeline acquisition during the fourth quarter of 2012; and

  •
  increased project income from Meadow Creek of $3.7 million which achieved commercial operations in December 2012. Meadow Creek's project income was primarily due to a positive $9.0 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives. The gain was offset by $6.2 million of interest expense.

        These increases were partially offset by:

  •
  decreased project income from Mamquam of $4.2 million primarily attributable to increased maintenance costs from a scheduled outage and lower revenues due to lower water flows than the comparable period.

  Southwest

        Project income for the nine months ended September 30, 2013 increased $29.7 million from the comparable 2012 period primarily due to:

  •
  increased project income from Gregory of $32.9 million primarily due to a $30.4 million gain on sale resulting from the project being sold in August 2013; and

  •
  the sale of the Badger Creek project which was sold in August in 2012 and had a $2.8 million project loss recorded in the comparable period.

        These increases were partially offset by:

  •
  decreased project income of $5.3 million at Naval Station, Naval Training Center, and North Island due primarily to a $4.1 million non-cash goodwill impairment charge recorded in the third quarter of 2013; and

  •
  decreased project income from Morris of $3.4 million due to higher maintenance costs from a scheduled outage, higher fuel expenses, and lower revenues in the comparable period.

        Project income for the Southwest segment excludes the Path 15 project, which was sold on April 30, 2013 and which is accounted for as a component of discontinued operations. Project income for Path 15 was $2.1 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively and did not change materially.

  Un-allocated Corporate

        Project loss increased $3.6 million for the nine months ended September 30, 2013 from the comparable 2012 period primarily due to $4.9 million of development expense at Ridgeline which was acquired in December 2012.

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

  Administration

        Administration expense for the nine months ended September 30, 2013 increased $6.5 million or 29.5% from the comparable 2012 period primarily due to transactional fees during the nine months ended September 30, 2013 related to divestitures as well as professional fees incurred related to the amendment of the senior credit facility and the shareholder class action lawsuits.

  Interest, net

        Interest, net for the nine months ended September 30, 2013 increased $9.4 million or 13.7% from the comparable 2012 period primarily due to the issuance of the $130 million principal amount of convertible debentures in July of 2012 and issuance of the Cdn$100 million principal amount of convertible debentures in December of 2012.

  Foreign exchange (gain) loss

        Foreign exchange gain for the nine months ended September 30, 2013 increased $17.3 million primarily due to a $30.4 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars offset by a $10.4 million increase in unrealized loss on foreign exchange forward contracts and a $2.7 million decrease in realized gains on the settlement of foreign currency forward contracts. The U.S. dollar to Canadian dollar exchange rate was 1.0303 at September 30, 2013 and increased by 3.6% in the nine months ended September 30, 2013 compared to a 3.3% decrease in the comparable 2012 period.

  Other income, net

        Other income, net for the nine months ended September 30, 2013 increased $3.8 million or 66.7% from the comparable 2012 period primarily due to a $10.3 million gain on sale and management agreement termination fee resulting from the sale of Path 15. In the comparable 2012 period, we recorded a $6.0 million management agreement termination fee related to the sale of our equity interest in PERH.

  Income tax expense (benefit)

        Income tax benefit from continuing operations for the nine months ended September 30, 2013 was $1.9 million. The difference between the actual tax benefit of $1.9 million and the expected income tax benefit of $7.0 million, based on the Canadian enacted statutory rate of 25%, is primarily due to a goodwill impairment of $13.7 million, a $4.5 million increase in the valuation allowance, $6.2 million in dividend withholding and preferred share taxes, and $5.2 million of changes in estimates at joint venture projects. This is partially offset with $19.4 million related to Treasury grant proceeds, $3.9 million of foreign exchange, and $1.0 million of other permanent differences.

        Income tax benefit for the nine months ended September 30, 2012 was $19.1 million. The difference between the actual tax benefit and the expected income tax benefit, based on the Canadian enacted statutory rate of 25%, of $28.4 million for the nine months ended September 30, 2012 is primarily due to foreign currency translation difference in tax rates in other countries, change in valuation allowance and various other permanent differences.

Generation and Availability

	Three months ended September 30,
	2013	2012	% change 2013 vs. 2012
Aggregate power generation (thousands of Net MWh)
Northeast	656.2	581.4	12.9%
Southeast(1)	204.5	103.6	97.4%
Northwest	498.9	287.0	73.8%
Southwest(2)	824.3	541.6	52.2%

Total	2,183.9	1,513.6	44.3%
Weighted average availability
Northeast	98.1%	97.5%	0.6%
Southeast(1)	95.6%	100.0%	-4.4%
Northwest	87.7%	94.3%	-7.0%
Southwest(2)	94.0%	96.1%	-2.2%

Total	94.9%	96.7%	-1.9%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Delta-Person for which we have entered into an agreement to sell and Gregory which was sold on August 7, 2013.

  Three months ended September 30, 2013 compared with three months ended September 30, 2012

        Aggregate power generation for the three months ended September 30, 2013 increased 38.8% from the comparable 2012 period primarily due to:

  •
  increased generation in the Northeast segment due to higher water flow at Curtis Palmer and increased dispatch at Chambers;

  •
  increased generation in the Southeast segment due to Piedmont, which achieved commercial operations in April 2013;

  •
  increased generation in the Northwest segment primarily due to Meadow Creek, which achieved commercial operations in late December 2012, as well as generation from Goshen. Both projects were acquired in December 2012; and

  •
  increased generation in the Southwest segment due to Canadian Hills, which achieved commercial operations in late December 2012 and increased dispatch at Manchief.

        Weighted average availability decreased 1.9% from 96.7% for the three months ended September 30, 2012 to 94.9% for the three months ended September 30, 2013 period primarily due to:

  •
  decreased availability in the Southeast segment resulting from Piedmont, which achieved commercial operations in April 2013 and had low availability consistent with the initial start-up period of a new plant;

  •
  decreased availability in the Northwest segment resulting from decreased availability at Mamquam, Moresby Lake and Williams Lake which underwent scheduled maintenance during the three months ended September 30, 2013. This was partially offset by increased availability at Meadow Creek and Goshen which were acquired in December 2012; and

  •
  decreased availability in the Southwest segment resulting from Morris due to a maintenance outage initiated in the second quarter of 2013 that extended into the third quarter of 2013, as well as a forced outage at Morris for a boiler repair.

        This was partially offset by

  •
  increased availability in the Northeast segment due to increased availability at Curtis Palmer due to higher water flows from the comparable period.

        Each of the projects with reduced availability was nevertheless able to achieve substantially all of its respective capacity payments as a result of contract terms that provide for certain levels of planned and unplanned outages.

        Generation (in thousands of Net MWh) and availability statistics for the Southeast segment exclude the Florida Projects which are accounted for as a component of discontinued operations. Total generation for Auburndale was 275.1 MWh and availability was 99.1% for the three months ended September 30, 2012. Total generation for Lake was 120.8 MWh and availability was 99.8% for the three months ended September 30, 2012. Total generation for Pasco was 64.3 MWh and availability was 98.3% for the three months ended September 30, 2012. The Florida Projects were sold on April 12,

2013, resulting in no generation or availability statistics for the three months ended September 30, 2013.

	Nine months ended September 30,
	2013	2012	% change 2013 vs. 2012
Aggregate power generation (thousands of Net MWh)
Northeast	1,994.0	1,783.2	11.8%
Southeast(1)	491.0	312.0	57.4%
Northwest	1,227.5	847.4	44.9%
Southwest(2)	2,460.0	1,457.6	68.8%

Total	6,172.5	4,400.2	40.3%
Weighted average availability
Northeast	96.9%	96.0%	0.9%
Southeast(1)	95.6%	100.0%	-4.4%
Northwest	89.2%	94.2%	-5.3%
Southwest(2)	93.1%	94.5%	-1.5%

Total	94.3%	95.5%	-1.3%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Delta-Person for which we have entered into an agreement to sell and Gregory which was sold on August 7, 2013.

  Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

        Aggregate power generation for the nine months ended September 30, 2013 increased 38.4% from the comparable 2012 period primarily due to:

  •
  increased generation in the Northeast segment due to increased dispatch at Chambers and Selkirk;

  •
  increased generation in the Southeast segment due to Piedmont, which achieved commercial operations in April 2013;

  •
  increased generation in the Northwest segment primarily due to Meadow Creek, which achieved commercial operations in late December 2012, as well as generation from Goshen and increased ownership of Rockland, all of which resulted from our December 2012 acquisition of Ridgeline; and

  •
  increased generation in the Southwest segment due to Canadian Hills, which achieved commercial operations in late December 2012 and increased dispatch at Manchief.

        Weighted average availability decreased 1.3% from 95.5% for the nine months ended September 30, 2012 to 94.3% for the nine months ended September 30, 2013 primarily due to:

  •
  decreased availability in the Southeast segment resulting from Piedmont, which achieved commercial operations in April 2013 and had low availability consistent with the initial start-up period of a new plant;

  •
  decreased availability in the Northwest segment resulting from decreased availability at Mamquam, Moresby Lake and Williams Lake which underwent scheduled maintenance during 2013. This was partially offset by increased availability at Meadow Creek and Goshen which were acquired in December 2012; and

  •
  decreased availability in the Southwest segment resulting from scheduled maintenance at Morris during the second and third quarters of 2013 and a forced maintenance outage at Morris for a boiler repair.

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

        Generation (in thousands of Net MWh) and availability statistics for the Southeast segment exclude the Florida Projects which are accounted for as a component of discontinued operations. Total generation for Auburndale was 731.3 MWh and availability was 98.8% for the nine months ended September 30, 2012. Total generation for Lake was 361.4 MWh and availability was 99.2% for the nine months ended September 30, 2012. Total generation for Pasco was 205.9 MWh and availability was 96.9% for the nine months ended September 30, 2012. The Florida Projects were sold on April 12, 2013, resulting in no generation or availability statistics for the three months ended September 30, 2013. Total generation for Auburndale was approximately 270 MWh and availability was approximately 98.8% for the nine months ended September 30, 2013. Total generation for Lake was approximately 240 MWh and availability was approximately 97.3% for the nine months ended September 30, 2013. Total generation for Pasco was approximately 40 MWh and availability was approximately 91.6% for the nine months ended September 30, 2013.

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

        The primary factor influencing Cash Available for Distribution is cash distributions received from the projects. These distributions received are generally funded from Project Adjusted EBITDA generated by the projects, reduced by project-level debt service, capital expenditures, dividends paid on preferred shares of a subsidiary company, distributions to noncontrolling interests and adjusted for changes in project-level working capital and cash reserves. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. A reconciliation of project income (loss) to Project Adjusted EBITDA is set out below by segment under "Project Adjusted EBITDA" and a reconciliation of project income (loss) by segment to Project Adjusted EBITDA by segment is set out in Note 13 to the consolidated financial statements of this Quarterly Report on Form 10-Q. Investors are cautioned that we may calculate this measure in a manner that is different from other companies.

Project Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2013	2012	2013	2012
Project Adjusted EBITDA by Segment
Northeast	$24.9	$20.3	$96.8	$85.2
Southeast(1)	5.9	2.3	10.4	6.5
Northwest	19.4	12.6	53.0	38.5
Southwest(2)	29.5	23.4	64.5	48.0
Un-allocated Corporate(3)	(3.5)	(1.2)	(11.4)	(7.5)

Total	76.2	57.4	213.3	170.7
Reconciliation to project income (loss)
Depreciation and amortization	51.4	41.8	154.5	123.0
Interest, net	10.6	5.8	30.5	18.1
Change in the fair value of derivative instruments	3.5	(10.8)	(34.8)	48.9
Other expense	5.9	0.9	5.8	4.4

Project income (loss)	4.8	19.7	57.3	(23.7)

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 which is designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  Northeast

        The following table summarizes Project Adjusted EBITDA for our Northeast segment for the periods indicated:

	Three months ended September 30,
	2013	2012	% change 2013 vs. 2012
Northeast
Project Adjusted EBITDA	$24.9	$20.3	23%

  Three months ended September 30, 2013 compared with three months ended September 30, 2012

        Project Adjusted EBITDA for the three months ended September 30, 2013 increased $4.6 million or 23% from the comparable 2012 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $3.5 million at Curtis Palmer primarily attributable to increased generation resulting from higher water levels than the comparable period; and

  •
  $1.0 million at Selkirk due to higher generation and escalation of capacity payments as well as total increased Project Adjusted EBITDA of $3.6 million across the remaining Northeast projects.

        This increase was partially offset by a decrease in Project Adjusted EBITDA of:

  •
  $3.5 million at Nipigon primarily attributable to higher fuel costs and higher maintenance costs resulting from a scheduled outage during the period.

	Nine months ended September 30,
	2013	2012	% change 2013 vs. 2012
Northeast
Project Adjusted EBITDA	$96.8	$85.2	14%

  Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

        Project Adjusted EBITDA for the nine months ended September 30, 2013 increased $11.6 million or 14% from the comparable 2012 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $6.3 million at Curtis Palmer primarily attributable to increased generation resulting from higher water levels to the comparable period and a $2.3 million favorable property tax assessment during 2013;

  •
  $5.0 million at Calstock which had a steam turbine maintenance outage occur in the comparable 2012 period;

  •
  $3.2 million at Kenilworth primarily attributable to increased capacity revenues under the month to month renewal of the project's energy service arrangement; and

  •
  $2.8 million at Selkirk due to capacity revenues resulting from higher generation, partially offset by higher fuel costs.

        These increases were partially offset by decreases in Project Adjusted EBITDA of:

  •
  $3.2 million at Chambers primarily attributable to the collection of the DuPont partial settlement associated with the dispute of the electricity calculation under its PPA in the second quarter of 2012; and

  •
  $2.4 million at Tunis resulting from lower generation and higher maintenance costs due to a scheduled outage.

  Southeast

        The following table summarizes Project Adjusted EBITDA for our Southeast segment for the periods indicated:

	Three months ended September 30,
	2013	2012	% change 2013 vs. 2012
Southeast
Project Adjusted EBITDA	$5.9	$2.3	157%

  Three months ended September 30, 2013 compared with three months ended September 30, 2012

        Project Adjusted EBITDA in the Southeast segment increased $3.6 million from the comparable 2012 period. Piedmont, which achieved commercial operations in April 2013, had $3.5 million of Project Adjusted EBITDA for the three months ended September 30, 2013.

        Project Adjusted EBITDA for the Southeast segment excludes the Florida Projects which are accounted for as a component of discontinued operations and were sold in April 2013. Project Adjusted EBITDA for Auburndale, Lake and Pasco was $12.7 million, $8.9 million and ($0.8) million, respectively, for the three months ended September 2012.

	Nine months ended September 30,
	2013	2012	% change 2013 vs. 2012
Southeast
Project Adjusted EBITDA	$10.4	$6.5	60%

  Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

        Project Adjusted EBITDA in the Southeast segment increased $3.9 million or 60% from the comparable 2012 period. Piedmont, which achieved commercial operations in April 2013, had $3.7 million of Project Adjusted EBITDA for the nine months ended September 30, 2013.

        Project Adjusted EBITDA for the Southeast segment excludes the Florida Projects which are accounted for as a component of discontinued operations. Project Adjusted EBITDA for Auburndale was $12.4 million and $36.2 million for the nine months ended September 30, 2013 and 2012, respectively, Project Adjusted EBITDA for Lake was $13.7 million and $26.2 million for the nine months ended September 30, 2013 and 2012, respectively and Project Adjusted EBITDA for Pasco was $1.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease is attributable to the projects being sold in April 2013.

  Northwest

        The following table summarizes Project Adjusted EBITDA for our Northwest segment for the periods indicated:

	Three months ended September 30,
	2013	2012	% change 2013 vs. 2012
Northwest
Project Adjusted EBITDA	$19.4	$12.6	54%

  Three months ended September 30, 2013 compared with three months ended September 30, 2012

        Project Adjusted EBITDA for the three months ended September 30, 2013 increased by $6.8 million or 54% from the comparable 2012 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $3.9 million at Meadow Creek which achieved commercial operations in December 2012; and

  •
  $2.1 million at Rockland attributable to the 100% consolidation of a former equity method project subsequent to an ownership change from 30% to 50% as part of the Ridgeline acquisition in December 2012.

	Nine months ended September 30,
	2013	2012	% change 2013 vs. 2012
Northwest
Project Adjusted EBITDA	$53.0	$38.5	38%

  Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

        Project Adjusted EBITDA for the nine months ended September 30, 2013 increased by $14.5 million or 38% from the comparable 2012 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $10.4 million at Meadow Creek which achieved commercial operations in December 2012;

  •
  $5.0 million at Rockland attributable to the 100% consolidation as discussed above; and

  •
  $2.4 million at Goshen attributable to the project acquired as part of the Ridgeline acquisition in December 2012.

        These increases were partially offset by decreases in Project Adjusted EBITDA of:

  •
  $4.1 million at Mamquam resulting from higher maintenance costs due to a scheduled outage and decreased revenues caused by lower water levels.

  Southwest

        The following table summarizes Project Adjusted EBITDA for our Southwest segment for the periods indicated:

	Three months ended September 30,
	2013	2012	% change 2013 vs. 2012
Southwest
Project Adjusted EBITDA	$29.5	$23.4	26%

  Three months ended September 30, 2013 compared with three months ended September 30, 2012

        Project Adjusted EBITDA for the three months ended September 30, 2013 increased by $6.1 million or 26% from the comparable 2012 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $3.7 million at Canadian Hills which became commercially operational in December 2012; and

  •
  $1.7 million at Morris attributable to higher steam sales and lower maintenance costs than the comparable period.

	Nine months ended September 30,
	2013	2012	% change 2013 vs. 2012
Southwest
Project Adjusted EBITDA	$64.5	$48.0	34%

  Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

        Project Adjusted EBITDA for the nine months ended September 30, 2013 increased by $16.5 million or 34% from the comparable 2012 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $18.4 million at Canadian Hills which became commercially operational in December 2012; and

  •
  $2.3 million at Gregory attributable to a planned major inspection that was completed during 2012, resulting in higher operations and maintenance expense in the comparable period and also attributable to an increased gross margin in 2013 due to higher energy prices.

        These increases were partially offset by a decrease in Project Adjusted EBITDA of:

  •
  $2.9 million at Morris attributable to higher maintenance costs, higher fuel expenses, and lower revenues than the comparable period.

        Project Adjusted EBITDA for the Southwest segment excludes the Path 15 project which is accounted for as a component of discontinued operations and was sold on April 30, 2013. Project Adjusted EBITDA for Path 15 was $9.0 million for the nine months ended September 30, 2013 and $6.2 million and $17.3 million for the three and nine months ended September 30, 2012, respectively.

Cash Available for Distribution

        The payout ratio associated with the cash dividends declared to shareholders was 29% and 120% for the three months ended September 30, 2013 and 2012 respectively, and 43% and 98% for the nine months ended September 30, 2013 and 2012, respectively. On February 28, 2013, we announced a reduction in the dividend level from a monthly dividend level of Cdn$0.09583 to Cdn$0.03333 commencing with the March 2013 dividend to shareholders of record on March 28, 2013. The payout ratio for the three and nine months ended September 30, 2013 as compared to the same period in 2012 was positively impacted by the reduced cash dividends declared to shareholders as well as the inclusion of operating results from Canadian Hills and Meadow Creek which achieved commercial operations in late December 2012. This was partially offset by lower operating cash flows as a result of the sale of the Florida Projects and Path 15 in April 2013. Due to the timing of numerous working capital adjustments and the cash payments associated with our corporate level interest payments, our payout ratio will fluctuate from quarter to quarter. For example, the interest payments on the $460 million Senior Notes are due semi-annually (May and November) and will impact our payout ratios in the second and fourth quarters.

        The table below presents our calculation of Cash Available for Distribution for the three and nine months ended September 30, 2013 and 2012, and the reconciliation to cash flows from operating activities, the most directly comparable GAAP measure:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(in millions of U.S. dollars, except as otherwise stated)	2013	2012	2013	2012
Cash flows from operating activities	$46.4	$34.7	$143.3	$124.1
Project-level debt repayments	(1.7)	(2.7)	(12.2)	(12.1)
Purchases of property, plant and equipment	(2.2)	(0.4)	(7.3)	(1.2)
Dividends on preferred shares of a subsidiary company	(3.2)	(3.3)	(9.5)	(9.8)
Distributions to noncontrolling interests(1)	(1.4)	—	(4.4)	—

Cash Available for Distribution(2)	37.9	28.3	109.9	101.0
Total cash dividends declared to shareholders	11.0	34.0	47.2	99.1
Payout ratio	29%	120%	43%	98%

(1)
During the three months ended September 30, 2013, we adjusted the calculation for Cash Available for Distribution to exclude distributions to noncontrolling interests because we believe it more accurately presents the cash available to be distributed to our common shareholders. As a result of the adjustment, cash available for distribution decreased from $(6.7) million to $(8.7) million and from $75.0 million to $72.1 million for the three and six months ended June 30, 2013, respectively. The payout ratio increased from (165)% to (126)% and from 48% to 50% for the three and six months ended June 30, 2013, respectively. Cash available for distribution and payout ratio did not change materially for the three months ended March 31, 2013. Distributions to noncontrolling interests primarily include distributions, if any, to the tax equity investors at Canadian Hills and to the other 50% owner of Rockland.

(2)
Cash Available for Distribution is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information" above.

Consolidated Cash Flows

        At September 30, 2013, cash and cash equivalents increased approximately $110.5 million from December 31, 2012 to $170.7 million. The increase in cash and cash equivalents was due to $143.3 million provided by operating activities and $147.6 million provided by investing activities offset by $(186.6) million of cash used in financing activities. The operating, investing and financing activities include the Florida Projects, Path 15 and Rollcast discontinued operations. There was $6.5 million of cash located at the Florida and Path 15 projects at December 31, 2012.

        At September 30, 2012, cash and cash equivalents decreased $17.8 million from December 31, 2011 to $42.9 million. The decrease in cash and cash equivalents was primarily due to $(415.5) million of cash used in financing activities, offset by $124.1 million provided by operating activities and $275.4 million of cash provided by investing activities.

	Nine months ended September 30,		$ Change
			2013 vs. 2012
	2013	2012
Net cash provided by operating activities	$143.3	$124.1	$19.2
Net cash provided by (used in) investing activities	147.6	(415.5)	563.1
Net cash (used in) provided by financing activities	(186.6)	275.4	(462.0)

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

        Cash flow from operating activities increased by $19.2 million for the nine months ended September 30, 2013 from the comparable period in 2012. The change from the prior year is primarily attributable to the increases in Project Adjusted EBITDA noted above.

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

        Cash flow provided by (used in) investing activities includes cash used to fund acquisitions and construct development projects in North American markets. Cash flows provided by investing activities for the nine months ended September 30, 2013 were $147.6 million compared to cash flows used in investing activities of $(415.5) million for the nine months ended September 30, 2012. The change is due to a $336.2 million increase of cash used in construction costs related to the Piedmont and Canadian Hills projects, which both completed construction and achieved commercial operations during 2013, partially offset by $183.0 million in cash received for the sale of the Florida Projects, Path 15 and Gregory project and $103.2 million in treasury grant proceeds received for Meadow Creek and Piedmont in the nine months ended September 30, 2013.

Financing Activities

        Cash used in financing activities for the nine months ended September 30, 2013 resulted in a net outflow of $186.6 million compared to a net inflow of $275.4 million for the comparable 2012 period. The change from the prior year is due to proceeds from long-term debt primarily attributable to a $176.1 million construction loan proceeds received for the Canadian Hills construction loan in the nine months ended September 30, 2012 and $115.3 million of repayments of project level debt primarily related to Meadow Creek and Piedmont's construction debt paid down with treasury grant proceeds. This was partially offset by a $40.0 million decrease in dividends paid to common shareholders and $44.6 million received in equity contributions from noncontrolling interests at Canadian Hills.

Liquidity and Capital Resources

(in millions of U.S. dollars, except as otherwise stated)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$170.7	$60.2
Restricted cash	119.8	28.6

Total	290.5	88.8
Senior credit facility availability	58.8	120.1

Total liquidity	$349.3	$208.9

        These amounts may be further reduced as a result of the outcome of our discussions with a natural gas supplier for additional security in the form of cash, letters of credit or a combination of both.

Overview

        Our primary sources of liquidity are cash on hand, distributions from our projects and availability of letters of credit under our senior credit facility. Substantially all of the cash received from project distributions is used to pay dividends to our common and preferred shareholders, in each case, if and when declared by the board of directors, and interest on our outstanding convertible debentures, senior notes and other corporate-level debt. Our liquidity depends in part on our ability to successfully enter into new PPAs at facilities where PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from August 2014 to December 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly, which may reduce the cash received from project distributions. We may fund future acquisitions with a combination of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately-placed bank or institutional non-recourse operating level debt, although we can provide no assurances regarding the availability of public or private financing on acceptable terms or at all.

        As of November 7, 2013, there are no debt instruments with maturities in 2013. In April 2013, we utilized a portion of the net proceeds received from the sale of the Florida Projects to fully repay our senior credit facility which had an outstanding balance of $64.1 million at sale of the Florida Projects. At November 7, 2013, our senior credit facility was undrawn and the applicable margin was 4.25%. As of November 7, 2013, $91.2 million was issued in letters of credit, but not drawn, to support contractual credit requirements at several of our projects.

        We must meet certain financial covenants under the terms of our senior credit facility, which are generally based on ratios as described in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 and in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

        We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for the next 12 months.

        On August 2, 2013 we entered into an amendment to our prior senior credit facility. The most significant changes to the prior senior credit facility as a result of the amendment include the following:

  •
  a decrease in capacity from $300 million to $150 million, all of which may be utilized for letters of credit (as compared to the previous $200 million that could have been utilized for letters of credit) and a sublimit of $25 million which may be utilized for other borrowings;

  •
  a requirement to cash collateralize outstanding letters of credit in an amount equal to the excess above $125 million if the aggregate amount of letters of credit and borrowings outstanding under the senior facility exceeds $125 million;

  •
  a requirement to maintain at all times unrestricted cash and cash equivalents of at least $75 million (inclusive of any cash collateral provided as described above), which amounts shall be pledged to the lenders as security for the senior credit facility;

  •
  an amendment to the maximum permissible Consolidated Total Net Debt to Consolidated EBITDA ratio (each as defined in the senior credit facility) to 7.75 to 1.00 (as compared to a prior ratio of 7.50 to 1.00 declining to 7.00 to 1.00 over time);

  •
  an amendment to the minimum permissible Consolidated EBITDA to Consolidated Interest Expense (each as defined in the senior credit facility) ratio to 1.60 to 1.00 (as compared to a prior ratio of 2.25 to 1.00);

  •
  a requirement to pay a commitment fee of between 0.75% and 1.75% per year based on a percentage of the amount committed under the senior credit facility, which fee varies based on our unsecured debt rating (at September 30, 2013, the applicable commitment fee was 1.50%); and

  •
  an amendment to the maturity date from November 4, 2015 to March 4, 2015.

        Among other restrictions set forth in the senior credit facility, we are restricted from paying cash dividends to our shareholders if we do not comply with the financial covenants specified above. The senior credit facility is secured by pledges of certain assets and interests in certain subsidiaries. The prior senior credit facility contained customary representations, warranties, terms and conditions, and covenants, certain of which were amended in connection with the amendment to the senior credit facility. The covenants in the senior credit facility limit our ability to, among other things, incur additional indebtedness, merge or consolidate with others, make acquisitions, change our business and sell or dispose of assets. These covenants also include limitations on investments, limitations on dividends and other restricted payments, limitations on entering into certain types of restrictive agreements, limitations on transactions with affiliates and limitations on the use of proceeds from the senior credit facility. Specifically, under the senior credit facility, we are effectively only permitted to make voluntary prepayments or repurchases of our outstanding debt (including for these purposes subsidiary debt guaranteed by us) from the proceeds of debt permitted to be incurred to refinance that outstanding debt or during the 60-day period preceding the maturity of that outstanding debt. Under the senior credit facility, we had the right generally to repurchase substantially more of our outstanding debt issuances, subject to the satisfaction of certain conditions. In the amendment, the lenders also consented to (i) our previously announced sale of Delta-Person and (ii) the sale of AP Onondaga, LLC, Onondaga Renewables, LLC and their property.

        Borrowings under the senior credit facility are available in U.S. dollars and Canadian dollars and bear interest at a variable rate equal to the US Prime Rate, the Eurocurrency LIBOR Rate or the Cdn. Prime Rate (each as defined in the amended credit facility), as applicable, plus a margin of between 1.75% and 4.75% that varies based on our unsecured debt rating. At September 30, 2013, the applicable margin for loans bearing interest at the Eurocurrency LIBOR Rate and for the outstanding letters of credit is 4.25%. The foregoing summary is qualified in its entirety by reference to the senior credit facility which has been filed as an exhibit to our Current Report on Form 8-K on August 5, 2013 and is incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q.

        We expect to meet covenants under the senior credit facility for the next twelve months. As of November 7, 2013, we were in compliance with these covenants.

        We have certain financial covenants that must be met under the terms of our 9% senior unsecured notes, including a restricted payments covenant that includes a Consolidated EBITDA to Consolidated Interest Expense ratio. As of November 7, 2013, we were in compliance with these ratios. As previously disclosed, we continue to believe that it is likely, during the third quarter of 2014, that we may not meet the provision requiring that our Fixed Charge Coverage Ratio (included in the restricted payments covenant in the indenture governing our 9% senior unsecured notes) be no less than 1.75 to 1.00. We are currently considering various initiatives to address our upcoming debt maturities, reduce our leverage, improve our financial flexibility, reduce expenses and optimize our assets. Because we are at the preliminary stages of considering such initiatives and options, we cannot provide any assurances that any of them will be successful. These or other actions that we may take to achieve our highest priority financial objectives could have an adverse impact on the dividend level. Also, we cannot predict the impact, if any, that these initiatives or options will have on our ability to remain in compliance with the Fixed Charge Coverage Ratio through the third quarter of 2014. If we are not in compliance with this covenant, dividend payments in the aggregate must not exceed the basket provision in such covenant of the greater of $50 million and 2% of Consolidated Net Assets (approximately $68 million at September 30, 2013). Based on the current dividend level, we believe that this basket, at the discretion of the Board of Directors, could permit the payment of the dividend, if and when declared by the Board of Directors, at the current level for at least 12 months beyond a determination of non-compliance. Additionally, during any potential period of non-compliance, we would be permitted under other basket provisions of the indenture to borrow up to $350 million under a revolving credit facility and incur additional indebtedness of up to 15% of Consolidated Net Assets (approximately $500 million at September 30, 2013). Dividends or borrowings made in compliance with such basket provisions would not trigger an event of default under such indenture or a cross-default with respect to our other indebtedness.

        Defined terms used in the foregoing discussion are as defined in the indenture governing the 9% senior unsecured notes and the foregoing summary is qualified in its entirety by reference to such indenture, which has been filed as an exhibit to our Annual Report on Form 10-K.

Corporate Debt

        The following table summarizes the maturities of our corporate debt at September 30, 2013:

	Interest Rates	Total Remaining Principal Repayments	2013	2014	2015	2016	2017	Thereafter
Atlantic Power Corporation Notes	9.0%	$460.0	$—	$—	$—	$—	$—	$460.0
Atlantic Power US (GP) Note	6.0%	150.0	—	—	150.0	—	—	—
Atlantic Power US (GP) Note	5.9%	75.0	—	—	—	—	75.0	—
Atlantic Power Income LP Note	6.0%	203.8	—	—	—	—	—	203.8
Convertible Debenture	6.5%	43.5	—	43.5	—	—	—	—
Convertible Debenture	6.3%	65.5	—	—	—	—	65.5	—
Convertible Debenture	5.6%	78.1	—	—	—	—	78.1	—
Convertible Debenture	5.8%	130.0	—	—	—	—	—	130.0
Convertible Debenture	6.0%	97.0	—	—	—	—	—	97.0

Total Corporate Debt		$1,302.9	$—	$43.5	$150.0	$—	$218.6	$890.8

Project-Level Debt

        The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at September 30, 2013. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. All project-level debt is non-recourse to us and substantially all of the principal is amortized over the life of the projects' PPAs. The non-recourse holding company debt relating to our investment in Chambers is held at Epsilon Power Partners, our wholly owned subsidiary.

        The range of interest rates presented represents the rates in effect at September 30, 2013. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

	Range of Interest Rates	Total Remaining Principal Repayments	2013	2014	2015	2016	2017	Thereafter
Consolidated Projects:
Epsilon Power Partners	7.4%	$31.2	$0.8	$5.0	$5.8	$6.0	$6.2	$7.4
Piedmont(1)	3.8% – 5.2%	76.6	4.1	4.5	4.5	3.4	2.9	57.2
Cadillac	6.0% – 8.0%	36.0	0.6	2.0	3.9	2.5	3.0	24.0
Rockland	6.4%	85.8	0.4	1.5	1.8	1.9	2.2	78.0
Curtis Palmer(2)	5.9%	190.0	—	190.0	—	—	—	—
Meadow Creek	2.9 – 5.1%	171.4	1.6	4.9	4.6	5.3	5.3	149.7

Total Consolidated Projects		591.0	7.5	207.9	20.6	19.1	19.6	316.3
Equity Method Projects:
Chambers	0.6% – 7.2%	43.9	2.7	0.9	0.2	0.1	—	40.0
Delta-Person(3)	1.9%	6.8	0.3	1.3	1.4	1.5	1.1	1.2
Goshen	3.0% – 6.6%	24.3	—	0.4	0.5	0.7	0.9	21.8
Idaho Wind	5.6%	47.5	0.8	2.4	2.6	2.5	2.7	36.5

Total Equity Method Projects		122.5	3.8	5.0	4.7	4.8	4.7	99.5

Total Project-Level Debt		$713.5	$11.3	$212.9	$25.3	$23.9	$24.3	$415.8

(1)
As of September 30, 2013 the balance of $76.6 million on the Piedmont debt consists of an $82.0 million construction loan ($76.6 million at September 30, 2013) that is expected to convert to a term loan in the fourth quarter of 2013. We expect to commence the repayment of the term loan in the fourth quarter of 2013.

(2)
The Curtis Palmer Notes are not considered non-recourse project-level debt as these notes are guaranteed by the Partnership. Interest expense associated with the Curtis Palmer notes are recorded as a component of project income.

(3)
We have entered into an agreement to sell our interest in the Delta-Person project and expect to close the sale in the first quarter of 2014.

Uses of Liquidity

        Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of dividend payments to our common shareholders and preferred shareholders of a subsidiary company, principal and interest on our outstanding convertible debentures, senior notes and other corporate and project level debt, funding collateral and capital expenditures, including major maintenance and business development costs. We may fund future acquisitions with a combination of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately placed bank or institutional non-recourse operating level debt, although we can provide no assurances regarding the availability of public or private financing on acceptable terms or at all.

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

        We expect to reinvest approximately $40 million in 2013 in its portfolio in the form of project capital expenditures and major maintenance expenses, which is increased from our previous expectation of $30 to $35 million. The additional investment is part of the effort to identify optimization initiatives at our existing businesses that increase shareholder value. As of September 30, 2013, we have reinvested $29.6 million. Significant expenditures incurred or to be incurred in the fourth quarter that were not included in the original forecast are for improvements at the Piedmont project made in October 2013, outlays associated with the Nipigon steam generator upgrade project and an outage at the North Island project that has been moved forward to expedite the installation of required upgrades to support an increase in interconnection capacity from 38 MW to 42 MW. As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other major expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess major maintenance needs. In addition, we utilize predictive and risk based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and major maintenance expenses may exceed the level in 2013 or the projected level in 2014 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

        In all cases, scheduled maintenance outages during the three and nine months ended September 30, 2013 and 2012 occurred at such times that did not adversely impact the facilities' availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

        See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

  Goodwill

        Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a prolonged decline in our market capitalization, deterioration in general economic conditions, adverse changes in the market in which a reporting unit operates, decreases in energy or capacity revenues as the result of re-contracting or increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

        Our goodwill is allocated among and evaluated for impairment at the reporting unit level, which is one level below our operating segments. The goodwill is allocated among thirteen of our reporting units, of which seven are included in the Northeast segment ($104.5 million at September 30, 2013), three are included in the Northwest segment ($138.3 million at September 30, 2013) and three are included in the Southwest segment ($53.5 million at September 30, 2013).

        Effective January 1, 2012, we adopted a standard that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. We performed our annual goodwill impairment assessment for the year ended December 31, 2012 as of November 30, 2012. Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that the fair value of goodwill attributed to these reporting units was not less than its carrying amount. As such, the annual two-step impairment test was deemed not necessary to be performed for these reporting units.

        During the second quarter of 2013, based on a prolonged decline in our market capitalization as compared to our market capitalization at the time of our 2012 qualitative test, we determined that it was appropriate to initiate a test of goodwill prior to our annual goodwill impairment test that would have occurred in the fourth quarter of 2013. We proceeded directly to the two-step quantitative impairment test for all of the reporting units and concluded the test during the third quarter of 2013.

        Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. For step one of the quantitative test, we determine the fair value of our reporting units using an income approach with discounted cash flow ("DCF") models, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected power prices, generation, fuel costs and capital expenditure requirements. Most of these assumptions vary significantly among the reporting units. The discount rate applied to the DCF models represents the weighted average cost of capital ("WACC") consistent with the risk inherent in future cash flows and based upon an assumed capital structure, cost of long-term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the individual reporting units' WACC rate are estimated for each business with the assistance of valuation experts. Cash flow forecasts are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. These forecasts utilize historical plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We use historical experience to determine estimated future capital investment requirements.

        In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and shareholders' equity.

        Under step one of our goodwill impairment tests performed during the third quarter of 2013, the fair value of seven of our reporting units exceeded their carrying value. Under the income approach described above, we estimated the fair value of these reporting units exceeded their carrying value by a weighted average of approximately 85%. For the six reporting units that failed step one of the quantitative tests, we utilized the assistance of valuation experts to perform step two of the quantitative impairment test. For four of these reporting units, the implied fair value of their goodwill exceeded the carrying amount of the reporting unit's goodwill resulting in no impairment. For the remaining two reporting units, it was determined that goodwill was impaired at the Kenilworth reporting unit (Northeast segment) and the Naval reporting unit (Southwest segment). The total impairment recorded in the three months ended September 30, 2013 was $34.9 million.

        The $30.8 million impairment at Kenilworth was due to lower forecasted capacity and energy prices compared to the assumptions at the time of the acquisition in November 2011. When performing our step 2 quantitative analysis, the increase in the intangible value associated with the new ESA entered into in July 2013 resulted in a lower implied goodwill value. At the time of its acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Kenilworth project were valued assuming a merchant basis for the period subsequent to the expiration of the project's original PPA in July 2012. As discussed above, these forecasted energy revenues on a merchant basis were higher than the current forecasted energy prices subsequent to the expiration of the new ESA. The $4.1 million impairment at the Naval reporting units was primarily due to increased uncertainty, not assumed at the time of the reporting units acquisition in 2011, in our ability to extend two of the projects lease and steam agreements upon their expiration. In addition, lower currently forecasted capacity and energy prices in California after the expiration of the PPAs compared to the forecast at the time of the acquisition in 2011 result in a lower business enterprise value which resulted in a lower implied goodwill value.

        Fair value determinations require considerable judgment and are sensitive to changes in these underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of a goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include macroeconomic factors that significantly differ from our assumptions in timing or degree, increased input costs such as higher fuel prices and maintenance costs, or lower power prices than incorporated in our long-term forecasts.

Off-Balance Sheet Arrangements

        As of September 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

        The operating margin at our 50% owned Orlando project is exposed to changes in natural gas prices following the expiration of its fuel contract at the end of 2013. As of November 7, 2013, we have entered into natural gas swaps in order to effectively fix approximately 74% of our share of the expected natural gas purchases at the project during 2014 and 2015 and approximately 38% of our share of the expected natural gas purchases at the project during 2016 and 2017.

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

        When a PPA expires or is terminated, it is possible that the price received by the project for power under subsequent arrangements may be reduced and in some cases significantly. Our projects may not be able to secure a new agreement and could be exposed to sell power at spot market prices. See Item 1A. "Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of our power purchase agreements could have a material adverse impact on our business; results of operations and financial condition" in our Annual Report on Form 10-K for the year ended December 31, 2012. It is possible that subsequent PPAs or the spot markets may not be available at prices that permit the operation of the project on a profitable basis. If this occurs, the affected project may temporarily or permanently cease operations.

Foreign Currency Exchange Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars but we pay dividends to shareholders, if and when declared by the board of directors, and interest on corporate level long-term debt and convertible debentures, predominantly in Canadian dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on future payments of dividends to shareholders, if and when declared by the board of directors. We have executed this strategy utilizing cash flows from our projects that generate Canadian dollars and by entering into forward contracts to purchase Canadian dollars at a fixed rate to hedge an average of approximately 71% of any dividend and expected long-term debt and convertible debenture interest payments through 2015. Changes in the fair value of the forward contracts partially offset foreign exchange gain or losses on the U.S. dollar equivalent of our Canadian dollar obligations. At September 30, 2013, the forward contracts consist of contracts assumed in our acquisition of the Partnership with various expiration dates through December 2015 to purchase a total of Cdn$34.9 million at an average exchange rate of Cdn$1.108 per U.S. dollar. It is our intention to periodically consider extending or terminating these forward contracts. In April 2013, we terminated various foreign currency forward contracts with expiration dates through June 2015 assumed in our acquisition of the Partnership, resulting in proceeds of $9.4 million.

        The foreign exchange forward contracts are recorded at estimated fair value based on quoted market prices and the estimation of the counter-party's credit risk. Changes in the fair value of the foreign currency forward contracts are recorded in foreign exchange (gain) loss in the consolidated statements of operations.

        The following table contains the components of recorded foreign exchange (gain) loss for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Unrealized foreign exchange (gain) loss:
Convertible debentures and other	$10.4	$14.5	$(17.0)	$13.4
Forward contracts	(0.2)	(4.7)	18.5	8.2

	10.2	9.8	1.5	21.7
Realized foreign exchange gains on forward contract settlements	(1.1)	(2.1)	(14.4)	(17.3)

Total foreign exchange gain	$9.1	$7.7	$(12.9)	$4.4

        The U.S. dollar to Canadian dollar exchange rate was 1.0303 at September 30, 2013. The following table illustrates the impact on the fair value of our financial instruments of a 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar as of September 30, 2013 (in millions) and does not consider local currency cash flows from our Canadian operating assets:

Convertible debentures denominated in Canadian dollars, at carrying value	$(25.8)
Foreign currency forward contracts	$3.3

Interest Rate Risk

        Changes in interest rates do not have a significant impact on cash payments that are required on our debt instruments as approximately 95% of our debt, including our share of the project-level debt associated with equity investments in affiliates, either bears interest at fixed rates or is financially hedged through the use of interest rate swaps. After considering the impact of interest rate swaps described below, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest at equity investments, by approximately $1.0 million.

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

  Meadow Creek

        Meadow Creek executed interest rate swaps that we assumed in our acquisition to economically fix the exposure to changes in interest rates related to 75% of the outstanding variable-rate non-recourse debt. These swaps effectively modify the project's exposure by converting the project's floating rate debt to a fixed basis. The interest rate swaps are with various counterparties and swap the expected interest payments from floating LIBOR to fixed rates structured in two tranches. The first tranche is for the notional amount due of the term loan commencing on December 30, 2012 and ending December 31, 2024 and fixes the interest rate at 2.3% plus an applicable margin of 2.8%—3.3%. The second tranche is the post-term portion of the loan, or the balloon payment and commences on December 31, 2024 and ends on December 31, 2030 fixing the interest rate at 7.2%.

  Rockland

        The Rockland project entered into interest rate swaps to manage interest rate risk exposure. These swaps effectively modify the project's exposure by converting the project's floating rate debt to a fixed basis. The interest rate swaps are with various counterparties and swap 100% of the expected interest payments from floating LIBOR to fixed rates structured in two tranches. The first tranche is for the notional amount due on the term loan commencing on December 30, 2011 and ending December 31, 2026 and fixes the interest rate at 4.2% plus an applicable margin of 2.3%—2.8%. The second tranche is the post-term portion of the loan, or the balloon payment and commences on December 31, 2026 and ends on December 31, 2031 fixing the interest rate at 7.8%.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the three and nine months ended September 30, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Massachusetts District Court Actions

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

        The parties to each District Court action have filed joint motions requesting that the District Court set a schedule in the District Court actions, including: (i) setting a deadline for the lead plaintiff to file a consolidated amended class action complaint (the "Amended Complaint"), after the appointment of lead plaintiff and counsel; (ii) setting a deadline for Defendants to answer, file a motion to dismiss or otherwise respond to the Amended Complaint (and for subsequent briefing regarding any such motion to dismiss); and (iii) confirming that Defendants need not answer, move to dismiss or otherwise respond to any of the five District Court complaints prior to the filing of the Amended Complaint. On May 7, 2013, each of six groups of investors (the "U.S. Lead Plaintiff Applicants") filed a motion (collectively, the "U.S. Lead Plaintiff Motions") with the District Court seeking: (i) to consolidate the five U.S. Actions (the "Consolidated U.S. Action"); (ii) to be appointed lead plaintiff in the Consolidated U.S. Action; and (iii) to have its choice of lead counsel confirmed. On May 22, 2013, three of the U.S. Lead Plaintiff Applicants filed oppositions to the other U.S. Lead Plaintiff Motions, and on June 6, 2013, those three Lead Plaintiff Applicants filed replies in support of their respective motions. On August 19, 2013, the District Court held a status conference to address certain issues raised by the U.S. Lead Plaintiff Motions, entered an order consolidating the five U.S. Actions, and directed two of the six U.S. Lead Plaintiff Applicants to file supplemental submissions by September 9, 2013. Both of those U.S. Lead Plaintiff Applicants filed the requested supplemental submissions, and then sought leave to file additional briefing. The Court granted those requests for leave and additional submissions were filed on September 13 and September 18, 2013, which the Court will consider (along with the motion papers discussed above) in deciding who will serve as lead plaintiff and lead counsel.

  Canadian Actions

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

        On August 30, 2013, the three Ontario actions were succeeded by one action with an amended claim being issued on behalf of Jacqeline Coffin and Sandra Lowry. This claim names the Company, Barry Welch and Terrence Ronan as defendants (the "Defendants"). The Plaintiffs seeks leave to commence an action for statutory misrepresentation under the Ontario Securities Act and asserts common law claims for misrepresentation. The Plaintiffs' allegations focus on among other things, claims the Defendants made materially false and misleading statements and omissions in Atlantic Power's press releases, quarterly and year end filings and conference calls with analysts and investors, regarding the sustainability of Atlantic Power's common share dividend that artificially inflated the price of Atlantic Power's common shares. The Plaintiffs seek to certify the statutory and common law claims under the Class Proceedings Act for security holders who purchased and held securities through a proposed class period of November 5, 2012 to February 28, 2013.

        On October 4, 2013 the Plaintiffs delivered materials supporting their request for leave to commence an action for statutory misrepresentations and for certification of the statutory and common claims as class proceedings. These materials estimate the damages claimed for statutory misrepresentation at $197.4 million.

        A schedule for the Plaintiffs' motions and the action will be set on November 12, 2013.

        The Petitioner in the proposed Quebec class action has served and filed a motion to suspend those proceedings until a decision is made on certification of the Ontario action as a class proceeding. This motion will not be contested.

        Pursuant to the Private Securities Litigation Reform Act of 1995, all discovery is stayed in the U.S. Actions. Plaintiffs have not yet specified an amount of alleged damages in the U.S. Actions. As noted above, the plaintiffs in the Canadian Action have estimated their alleged statutory damages at $197.4 million. Because both the U.S. and Canadian Actions are in their early stages, Atlantic Power is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation. Atlantic Power intends to defend vigorously each of the actions.

Other

        From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. With respect to such other matters arising in the normal course of business, there are no matters pending as of September 30, 2013 that are expected to have a material impact on our financial position or results of operations or have been reserved for as of September 30, 2013.

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

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
10.1		Second Amended and Restated Credit Agreement, dated as of August 2, 2013 among the Company, Atlantic Power Generation, Inc. and Atlantic Power Transmission, Inc., the Lenders signatory thereto and Bank of Montreal, as Administrative Agent (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)
10.2		Addendum to Executive Employment Agreement, dated as of August 30, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2013)†
12.1	*	Statement re: Computation of Ratios
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

†
Executive compensation arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2013	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)