Form 10-Q
period 2014-03-31
ATLANTIC POWER CORP
filed 2014-05-12
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        The number of shares outstanding of the registrant's Common Stock as of May 9, 2014 was 120,684,804.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2014

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180.0	$158.6
Restricted cash	40.6	114.2
Accounts receivable	57.2	64.3
Current portion of derivative instruments asset (Notes 5 and 6)	0.5	0.2
Inventory	16.1	16.0
Prepayments and other current assets	18.2	16.1
Refundable income taxes	2.6	4.0

Total current assets	315.2	373.4
Property, plant, and equipment, net of accumulated depreciation of $196.9 million and $175.1 million at March 31, 2014 and December 31, 2013, respectively	1,771.8	1,813.4
Equity investments in unconsolidated affiliates	391.1	394.3
Other intangible assets, net of accumulated amortization of $149.5 million and $136.9 million at March 31, 2014 and December 31, 2013, respectively	431.3	451.5
Goodwill	296.3	296.3
Derivative instruments asset (Notes 5 and 6)	7.4	13.0
Other assets	83.7	53.1

Total assets	$3,296.8	$3,395.0

Liabilities
Current liabilities:
Accounts payable	$12.1	$14.0
Accrued interest	24.0	17.7
Other accrued liabilities	41.8	58.8
Current portion of long-term debt (Note 4)	24.6	216.2
Current portion of convertible debentures	40.5	42.1
Current portion of derivative instruments liability (Notes 5 and 6)	22.5	28.5
Dividends payable	3.6	6.8
Other current liabilities	4.5	5.3

Total current liabilities	173.6	389.4
Long-term debt (Note 4)	1,473.9	1,254.8
Convertible debentures	354.3	363.1
Derivative instruments liability (Notes 5 and 6)	60.2	76.1
Deferred income taxes (Note 7)	96.6	111.5
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $8.8 million and $8.1 million at March 31, 2014 and December 31, 2013, respectively	37.0	38.7
Other non-current liabilities	61.8	65.4
Commitments and contingencies (Note 14)	—	—

Total liabilities	2,257.4	2,299.0
Equity
Common shares, no par value, unlimited authorized shares; 120,586,937 and 120,205,813 issued and outstanding at March 31, 2014 and December 31, 2013, respectively (Note 11)	1,286.0	1,286.1
Preferred shares issued by a subsidiary company (Note 11)	221.3	221.3
Accumulated other comprehensive loss	(41.2)	(22.4)
Retained deficit	(684.5)	(655.4)

Total Atlantic Power Corporation shareholders' equity	781.6	829.6
Noncontrolling interests (Note 11)	257.8	266.4

Total equity	1,039.4	1,096.0

Total liabilities and equity	$3,296.8	$3,395.0

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Project revenue:
Energy sales	$84.3	$76.9
Energy capacity revenue	33.5	34.3
Other	27.5	26.2

	145.3	137.4
Project expenses:
Fuel	59.8	47.7
Operations and maintenance	32.9	27.6
Development	0.7	1.7
Depreciation and amortization	40.5	40.9

	133.9	117.9
Project other income (expense):
Change in fair value of derivative instruments (Notes 5 and 6)	14.7	12.6
Equity in earnings of unconsolidated affiliates (Note 3)	8.6	7.2
Interest expense, net (Note 4)	(14.6)	(8.0)
Other expense, net	(0.1)	—

	8.6	11.8

Project income	20.0	31.3
Administrative and other expenses (income):
Administration	7.1	8.3
Interest, net	66.5	25.9
Foreign exchange gain (Note 6)	(16.8)	(7.5)
Other income, net	(2.1)	—

	54.7	26.7

(Loss) income from continuing operations before income taxes	(34.7)	4.6
Income tax benefit (Note 7)	(12.3)	(2.5)

(Loss) income from continuing operations	(22.4)	7.1
Net (loss) income from discontinued operations, net of tax (Note 10)	(0.1)	0.7

Net (loss) income	(22.5)	7.8
Net loss attributable to noncontrolling interests	(6.4)	(1.9)
Net income attributable to preferred shares dividends of a subsidiary company	2.8	3.2

Net (loss) income attributable to Atlantic Power Corporation	$(18.9)	$6.5

Basic earnings per share: (Note 9)
(Loss) income from continuing operations attributable to Atlantic Power Corporation	$(0.16)	$0.04
Income from discontinued operations, net of tax	—	0.01

Net (loss) income attributable to Atlantic Power Corporation	$(0.16)	$0.05
Diluted earnings per share: (Note 9)
(Loss) income from continuing operations attributable to Atlantic Power Corporation	$(0.16)	$0.04
Income from discontinued operations, net of tax	—	0.01

Net (loss) income attributable to Atlantic Power Corporation	$(0.16)	$0.05
Weighted average number of common shares outstanding: (Note 9)
Basic	120.3	119.5
Diluted	120.3	119.9

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net (loss) income	$(22.5)	$7.8
Other comprehensive (loss) income, net of tax:
Unrealized loss on hedging activities	$(0.3)	$—
Net amount reclassified to earnings	0.2	0.3

Net unrealized (loss) gain on derivatives	(0.1)	0.3
Foreign currency translation adjustments	(18.7)	(12.1)

Other comprehensive loss, net of tax	(18.8)	(11.8)

Comprehensive loss	(41.3)	(4.0)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(3.6)	1.3

Comprehensive loss attributable to Atlantic Power Corporation	$(37.7)	$(5.3)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(22.5)	$7.8
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	40.5	49.1
Loss of discontinued operations	—	27.5
Gain on sale of asset	(2.1)	—
Long-term incentive plan expense	(0.1)	0.3
Equity in earnings from unconsolidated affiliates	(8.6)	(7.2)
Distributions from unconsolidated affiliates	11.8	8.9
Unrealized foreign exchange gain	(16.7)	(5.0)
Change in fair value of derivative instruments	(14.7)	(21.1)
Change in deferred income taxes	(13.5)	(4.1)
Change in other operating balances
Accounts receivable	7.1	(4.6)
Inventory	(0.1)	0.9
Prepayments, refundable income taxes and other assets	7.4	39.7
Accounts payable	(2.9)	(8.0)
Accruals and other liabilities	(14.3)	5.5

Cash (used in) provided by operating activities	(28.7)	89.7
Cash flows provided by (used in) investing activities:
Change in restricted cash	73.6	(18.7)
Proceeds from sale of asset, net	1.0	—
Construction in progress	(0.4)	(26.4)
Purchase of property, plant and equipment	(2.6)	(1.0)

Cash provided by (used in) investing activities	71.6	(46.1)
Cash flows used in financing activities:
Proceeds from senior secured term loan facility	600.0	—
Proceeds from project-level debt	—	20.8
Repayment of corporate and project-level debt	(565.0)	(2.6)
Payments for revolving credit facility borrowings	—	(2.9)
Deferred financing costs	(38.3)	—
Equity contribution from noncontrolling interest	—	2.0
Offering costs related to tax equity	—	(0.6)
Dividends paid to common shareholders	(10.2)	(35.4)
Dividends paid to noncontrolling interests	(8.0)	(0.9)

Cash used in financing activities	(21.5)	(19.6)
Net increase in cash and cash equivalents	21.4	24.0
Less cash at discontinued operations	—	(5.0)
Cash and cash equivalents at beginning of period at discontinued operations	—	6.5
Cash and cash equivalents at beginning of period	158.6	60.2

Cash and cash equivalents at end of period	$180.0	$85.7

Supplemental cash flow information
Interest paid	$66.8	$17.1
Income taxes paid, net	$0.2	$1.4
Accruals for construction in progress	$9.4	$17.1

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business

General

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of March 31, 2014, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,945 megawatts ("MW") in which our aggregate ownership interest is approximately 2,024 MW. These totals exclude our 40% interest in the Delta-Person generating station ("Delta-Person") for which we entered into an agreement to sell in December 2012, which we expect to close in 2014. Our current portfolio consists of interests in twenty-eight operational power generation projects across eleven states in the United States and two provinces in Canada. We also own Ridgeline Energy Holdings, Inc. ("Ridgeline"), a wind and solar developer based in Seattle, Washington. Twenty of our projects are majority-owned subsidiaries.

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

        The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the SEC regulations for interim financial information and with the instructions to Form 10-Q. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of results for the full year.

        In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of March 31, 2014, the results of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

Use of estimates

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the fair values of acquired assets, the useful lives and recoverability of property, plant and equipment, valuation of goodwill, intangible assets and liabilities related to PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations and the allocation of taxable income and losses, tax credits and cash distributions using the hypothetical liquidation book value ("HLBV") method. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2013. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

Recently issued accounting standards

Adopted

        In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes became effective for us on January 1, 2014 and did not have a material impact on the consolidated financial statements.

        In March 2013, the FASB issued changes to a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. These changes became effective for us on January 1, 2014 and did not have a material impact on the consolidated financial statements.

        In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes became effective for us on January 1, 2014 and did not have a material impact on the consolidated financial statements.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

        The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended March 31,
	2014	2013
Foreign currency translation
Balance at beginning of period	$(22.2)	$12.6
Other comprehensive loss:
Foreign currency translation adjustments(1)	(18.7)	(12.1)

Balance at end of period	$(40.9)	$0.5

Pension
Balance at beginning of period	$(0.4)	$(1.8)
Other comprehensive income:
Amortization of net actuarial gain	—	—

Balance at end of period	$(0.4)	$(1.8)

Cash flow hedges
Balance at beginning of period	$0.2	$(1.4)
Other comprehensive (loss) income:
Net change from periodic revaluations	(0.5)	—
Tax benefit	0.2	—

Total Other comprehensive loss before reclassifications, net of tax	(0.3)	—
Net amount reclassified to earnings:
Interest rate swaps(2)	0.4	0.5

Sub-total	0.4	0.5
Tax expense	(0.2)	(0.2)

Total amount reclassified from Accumulated other comprehensive income, net of tax	0.2	0.3
Total Other comprehensive (loss) income	(0.1)	0.3

Balance at end of period	$0.1	$(1.1)

(1)
In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)
This amount was included in Interest expense, net on the accompanying Consolidated Statement of Operations.

(3)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Consolidated Statement of Operations in the line items indicated in footnotes 1 and 2.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

2. Acquisitions and divestments

First Quarter 2014 Divestments

(a)
Greeley

        On March 6, 2014, we closed a transaction with Initium Power Partners, LLC. ("Initium"), whereby Initium agreed to purchase all of the issued and outstanding membership interests in Greeley for approximately $1.0 million. We recorded a $2.1 million non-cash gain on the sale resulting from the write-off of asset retirement obligations in the consolidated statement of operations as of March 31, 2014. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2014 and 2013. See Note 10, Discontinued Operations, for further information.

First Quarter 2013 Divestments

(b)
Auburndale, Lake and Pasco

        On January 30, 2013, we entered into a purchase and sale agreement for the sale of our Auburndale Power Partners, L.P. ("Auburndale"), Lake CoGen, Ltd. ("Lake") and Pasco CoGen, Ltd. ("Pasco") projects (collectively, the "Florida Projects") for approximately $140.0 million, with working capital adjustments. The sale closed on April 12, 2013 and we received net cash proceeds of approximately $117.0 million in the aggregate, after repayment of project-level debt at Auburndale and settlement of all outstanding natural gas swap agreements at Lake and Auburndale. This includes approximately $92.0 million received at closing and cash distributions from the Florida Projects of approximately $25.0 million received since January 1, 2013. We used a portion of the net proceeds from the sale to fully repay our senior credit facility, which had an outstanding balance of approximately $64.1 million on the closing date. The remaining cash proceeds were used for general corporate purposes. The Florida Projects were accounted for as a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2013. See Note 10, Discontinued Operations, for further information.

(c)
Path 15

        On March 11, 2013, we entered into a purchase and sales agreement with Duke Energy Corporation and American Transmission Co., to sell our interests in the Path 15 transmission line ("Path 15"). The sale closed on April 30, 2013 and we received net cash proceeds from the sale, including working capital adjustments, of approximately $52.0 million, plus a management agreement termination fee of $4.0 million, for a total sale price of approximately $56.0 million. The cash proceeds were used for general corporate purposes. All project level debt issued by Path 15, totaling $137.2 million, transferred with the sale. Path 15 was accounted for as a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2013. See Note 10, Discontinued Operations, for further information.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Equity method investments in unconsolidated affiliates

        The following summarizes the operating results for the three months ended March 31, 2014 and 2013, respectively, for earnings in our equity method investments:

	Three months ended March 31,
Operating results	2014	2013
Revenue
Chambers	$17.9	$13.2
Other(1)	39.7	39.4

	57.6	52.6
Project expenses
Chambers	14.2	9.6
Other(1)	32.7	33.7

	46.9	43.3
Project other expense
Chambers	(0.6)	(0.6)
Other(1)	(1.5)	(1.5)

	(2.1)	(2.1)
Project income
Chambers	$3.1	$3.0
Other(1)	5.5	4.2

	8.6	7.2

(1)
Includes equity method investments that individually do not exceed 10% of Consolidated total assets or income (loss) before income taxes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Long-term debt

        Long-term debt consists of the following:

	March 31, 2014	December 31, 2013	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$600.0	$—	LIBOR(1) plus 3.8%
Senior unsecured notes, due 2018(2)	319.9	460.0	9.0%
Senior unsecured notes, due June 2036 (Cdn$210.0)	190.0	197.4	6.0%
Senior unsecured notes, due July 2014(3)	—	190.0	5.9%
Series A senior unsecured notes, due August 2015(3)	—	150.0	5.9%
Series B senior unsecured notes, due August 2017(3)	—	75.0	6.0%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	29.2	30.5	LIBOR plus 3.1%
Cadillac term loan, due 2025	34.9	35.4	6.0% – 8.0%
Piedmont term loan, due 2018(4)	68.5	76.6	5.2%
Meadow Creek term loan, due 2024	169.8	169.8	2.9% – 5.6%
Rockland term loan, due 2027	85.3	85.3	6.4%
Other long-term debt	0.9	1.0	5.5% – 6.7%
Less: current maturities	(24.6)	(216.2)

Total long-term debt	$1,473.9	$1,254.8

        Current maturities consist of the following:

	March 31, 2014	December 31, 2013	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2021	$6.0	$—	LIBOR(1) plus 3.8%
Senior unsecured notes, due July 2014(3)	—	190.0	5.9%
Epsilon Power Partners term facility, due 2019	5.0	5.0	LIBOR plus 3.1%
Cadillac term loan, due 2025	2.1	2.0	6.0% – 8.0%
Piedmont term loan, due 2018(4)	4.9	12.6	5.2%
Meadow Creek term loan, due 2024	4.9	4.9	2.9% – 5.6%
Rockland term loan, due 2027	1.5	1.5	6.4%
Other short-term debt	0.2	0.2	5.5 – 6.7%

Total current maturities	$24.6	$216.2

(1)
LIBOR cannot be less than 1.00%. On May 5, 2014 we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount of the $600.0 million outstanding aggregate borrowings. See Note 6, Accounting for derivative instruments and hedging activities for further details.

(2)
We repurchased approximately $140.1 million aggregate principal amount of the 9.0% Notes in March 2014 with a portion of the proceeds from the New Senior Secured Credit Facilities and cash on hand, as further described below.

(3)
The Curtis Palmer Notes due July 2014, Series A senior guaranteed notes due August 2015 and Series B senior guaranteed notes due August 2017 were retired on February 26, 2014 with proceeds from the New Senior Secured Credit Facilities described below.

(4)
On February 14, 2014, we paid down $8.1 million of principal on the Piedmont construction loan and converted the remaining $68.5 million to a term loan due August 2018.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Long-term debt (Continued)

  New Senior Secured Credit Facilities

        On February 24, 2014, Atlantic Power Limited Partnership ("the Partnership"), our wholly-owned indirect subsidiary, entered into a new senior secured term loan facility (the "New Term Loan Facility"), comprising of $600 million in aggregate principal amount, and a new senior secured revolving credit facility (the "New Revolving Credit Facility") with a capacity of $210 million (collectively, the "New Senior Secured Credit Facilities"). Borrowings under the New Senior Secured Credit Facilities are available in U.S. dollars and Canadian dollars and bear interest at a rate equal to the Adjusted Eurodollar Rate (LIBOR), the Base Rate or the Canadian Prime Rate, each as defined in the credit agreement governing the New Senior Secured Credit Facilities (the "Credit Agreement"), as applicable, plus an applicable margin between 2.75% and 3.75% that varies depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. The applicable margin for term loans bearing interest at the Adjusted Eurodollar Rate and the Base Rate is 3.75% and 2.75% respectively and was 3.75% at March 31, 2014. The Adjusted Eurodollar Rate cannot be less than 1.00% (1.00% at March 31, 2014). As further described in Note 6, the Partnership entered into interest rate swap agreements on May 5, 2014 to mitigate the exposure to changes in the Adjusted Eurodollar Rate for a portion of the New Term Loan Facility.

        In connection with the funding of the New Senior Secured Credit Facilities, we terminated our prior revolving credit facility on February 26, 2014.

        The New Term Loan Facility matures on February 24, 2021. The revolving commitments under the New Revolving Credit Facility terminate on February 24, 2018. Letters of credit are available to be issued under the revolving commitments until 30 days prior to the Letter of Credit Expiration Date under, and as defined in, the Credit Agreement. The Partnership is required to pay a commitment fee with respect to the commitments under the New Revolving Credit Facility equal to 0.75% times the average of the daily difference between the revolving commitments and all outstanding revolving loans (excluding swing line loans) plus amounts available to be drawn under letters of credit and all outstanding reimbursement obligations with respect to drawn letters of credit.

        The New Senior Secured Credit Facilities are secured by a pledge of the equity interests in the Partnership and its subsidiaries, guaranties from the Partnership subsidiary guarantors and a limited recourse guaranty from the entity that holds all of the Partnership equity, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of the Partnership and its subsidiaries (subject to certain exceptions), and certain other assets. The New Senior Secured Credit Facilities are not otherwise guaranteed or secured by us or any of our subsidiaries (other than the Partnership subsidiary guarantors). The New Senior Secured Credit Facilities have a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The debt service reserve requirement was funded with a $15.8 million letter of credit.

        The Partnership's existing Cdn$210 million aggregate principal amount of 5.95% Medium Term Notes due June 23, 2036 (the "MTNs") prohibit the Partnership (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Long-term debt (Continued)

the execution of the Credit Agreement, the Partnership has granted an equal and ratable security interest in the collateral package securing the New Senior Secured Credit Facilities under the indenture governing the MTNs for the benefit of the holders of the MTNs.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Long-term debt (Continued)

        On February 26, 2014, $600 million was drawn under the New Term Loan Facility, and letters of credit in an aggregate face amount of $144.1 million at March 31, 2014 were issued (but not drawn) pursuant to the revolving commitments under the New Revolving Credit Facility and used to (i) fund a debt service reserve in an amount equivalent to six months of debt service (approximately $15.8 million) and (ii) support contractual credit support obligations of the Partnership and its subsidiaries and of certain other of our affiliates.

        We and our subsidiaries have used the proceeds from the New Term Loan Facility under the New Senior Secured Credit Facilities to:

  •
  redeem in whole, at a price equal to par plus $31.1 million of accrued interest and make-whole premiums (i) the $150 million aggregate principal amount outstanding of 5.87% Senior Guaranteed Notes, Series A, due 2015 (the "Series A Notes") and the $75 million aggregate principal amount outstanding of 5.97% Senior Guaranteed Notes, Series B, due 2017 (the "Series B Notes") issued by Atlantic Power (US) GP, and (ii) the $190 million aggregate principal amount outstanding of 5.9% Senior Notes due 2014 issued by Curtis Palmer LLC;

  •
  pay transaction costs and expenses of approximately $40.0 million including banking, legal and consulting fees which were capitalized as deferred financing costs; and

  •
  make a distribution to us in the amount of $122 million which was used, in addition to cash on hand, to repurchase $140.1 million aggregate principal amount of the 9.0% Notes (as defined below) of Atlantic Power Corporation, make $15.7 million in accrued interest and premium payments as part of the aggregate repurchase price, and $0.1 million in commission fees associated with the repurchases.

        In connection with the termination of our prior credit facility, we terminated the interest rate swap at Epsilon Power Partners, a wholly owned subsidiary, a portion of our natural gas swaps at Orlando and foreign exchange forward contracts at the Partnership. As a result of the termination of these contracts, we recorded $2.6 million of interest expense, $4.0 million of fuel expense and $0.4 million of foreign exchange loss, respectively, in the three months ended March 31, 2014.

        The prior credit facility contained certain guaranties, which were terminated in connection with the termination of the prior credit facility. In addition, the terms of the 9.0% Notes provide that the guarantors of the prior credit facility guarantee the 9.0% Notes. As a result, upon termination of our prior credit facility and its related guaranties, the guaranties under the 9.0% Notes were cancelled and the guarantors of the 9.0% Notes were automatically released from all of their obligations under such guaranties.

  Notes of Atlantic Power Corporation

        On November 5, 2011, we completed a private placement of $460.0 million aggregate principal amount of 9.0% senior notes due 2018 (the "9.0% Notes") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Long-term debt (Continued)

9.0% Notes were issued at an issue price of 97.471% of the face amount of the Atlantic Notes for aggregate gross proceeds to us of $448.0 million.

        On March 25, 2014, we agreed, in privately-negotiated transactions, to repurchase approximately $140.1 million aggregate principal amount of the 9.0% Notes from certain holders. We paid $15.7 million in accrued interest and premiums as part of the aggregate repurchase price, paid $0.1 million in commission fees associated with the repurchases, and wrote off $5.3 million of deferred financing costs related to the repurchase. The premiums, accrued interest and write-off of deferred financing costs were recorded to interest expense in the three months ended March 31, 2014.

        As previously disclosed with respect to the impact of the New Senior Secured Credit Facilities in our Current Report on Form 8-K filed on January 30, 2014 and in our Annual Report on Form 10-K for the year ended December 31, 2013, due to the aggregate impact of the up-front costs resulting from the prepayments on our indebtedness described above, including the premium payment and charges for unamortized debt discount and fee expenses and premiums as part of the overall purchase price in respect of the repurchases of the 9.0% Notes (all such up-front costs, collectively, the "Prepayment Charges"), which are reflected as interest expense in our 2014 first quarter results, we no longer satisfy the fixed charge coverage ratio test included in the restricted payments covenant of the indenture governing the 9.0% Notes. The fixed charge coverage ratio must be at least 1.75 to 1.00 and is measured on a rolling four quarter basis, including after giving effect to certain pro forma adjustments. As a consequence, further dividend payments, which are declared and paid at the discretion of our board of directors, in the aggregate cannot exceed the covenant's "basket" provision of the greater of $50 million and 2% of consolidated net assets (approximately $63 million at March 31, 2014) until such time that we satisfy the fixed charge coverage ratio test. The dividends paid in February, March, and April 2014 were subject to the basket provision.

        For the trailing twelve months ended March 31, 2014, dividend payments to our shareholders totaled approximately Cdn$48 million, reflecting the lower Cdn$0.03333 per common share monthly dividend first declared in March 2013. The Prepayment Charges would no longer be reflected in the calculation of the fixed charge coverage ratio test after the passage of four additional successive quarters following the quarter in which the Prepayment Charges are incurred. In addition, any similar prepayment charges incurred in connection with any further debt reduction would also be reflected in the calculation of the fixed charge coverage ratio test on a rolling four quarter basis, beginning with the quarter in which such charges are incurred, as would any associated reduction in interest expense.

        Separately, we expect to be in compliance with the financial maintenance covenants in the agreements governing our indebtedness for at least the next twelve months.

  Non-Recourse Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met. At March 31, 2014, all of our projects were in compliance with the covenants contained in project-level debt.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Fair value of financial instruments

        The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of March 31, 2014 and December 31, 2013. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$180.0	$—	$—	$180.0
Restricted cash	40.6	—	—	40.6
Derivative instruments asset	—	7.9	—	7.9

Total	$220.6	$7.9	$—	$228.5

Liabilities:
Derivative instruments liability	$—	$82.7	$—	$82.7

Total	$—	$82.7	$—	$82.7

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$158.6	$—	$—	$158.6
Restricted cash	114.2	—	—	114.2
Derivative instruments asset	—	13.2	—	13.2

Total	$272.8	$13.2	$—	$286.0

Liabilities:
Derivative instruments liability	$—	$104.6	$—	$104.6

Total	$—	$104.6	$—	$104.6

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

        We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of March 31, 2014, the credit valuation adjustments resulted in a $7.3 million net increase in fair value, which consists of a

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Fair value of financial instruments (Continued)

$0.5 million pre-tax gain in other comprehensive income and a $6.8 million gain in change in fair value of derivative instruments. As of December 31, 2013, the credit valuation adjustments resulted in an $11.1 million net increase in fair value, which consists of a $0.5 million pre-tax gain in other comprehensive income and a $10.6 million gain in change in fair value of derivative instruments.

6. Accounting for derivative instruments and hedging activities

        We recognize all derivative instruments on the balance sheet as either assets or liabilities and measure them at fair value each reporting period. We have one contract designated as a cash flow hedge, and we defer the effective portion of the change in fair value of the derivatives in accumulated other comprehensive income (loss), until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings.

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

        In May 2012, the Nipigon project entered into a long-term contract for the purchase of natural gas beginning on January 1, 2013 and expiring on December 31, 2022. This contract is accounted for as a derivative financial instrument and is recorded in the consolidated balance sheet at fair value at March 31, 2014. Changes in the fair market value of the contract are recorded in the consolidated statements of operations.

  Natural gas swaps

        Our strategy to mitigate future exposure to changes in natural gas prices at our projects consists of periodically entering into financial swaps that effectively fix the price of natural gas expected to be purchased at these projects. These natural gas swaps are derivative financial instruments and are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

        The operating margin at our 50% owned Orlando project is exposed to changes in natural gas prices following the expiration of its fuel contract at the end of 2013. We previously entered into natural gas swaps to effectively fix the price of 4.5 million Mmbtu of future natural gas purchases. On February 20, 2014, we paid $4.0 million to terminate a portion of these contracts in connection with the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Accounting for derivative instruments and hedging activities (Continued)

termination of our prior revolving credit facility. We recorded fuel expense related to the settlement of these contracts in the consolidated statement of operations for the three months ended March 31, 2014. Subsequent to this termination, we continue to have natural gas swaps to effectively fix the price of 2.0 million Mmbtu of future natural gas purchases, or approximately 48%, 20% and 25% of our share of the expected on-peak natural gas purchases at the project during the remainder of 2014, 2015 and 2016, respectively.

  Interest rate swaps

        The Cadillac project has an interest rate swap agreement that effectively fixes the interest rate at 6.0% through February 15, 2015, 6.1% from February 16, 2015 to February 15, 2019, 6.3% from February 16, 2019 to February 15, 2023, and 6.4% thereafter. The notional amount of the interest rate swap agreement matches the outstanding principal balance over the remaining life of Cadillac's debt. This swap agreement, which qualifies for and is designated as a cash flow hedge, is effective through June 2025 and the effective portion of the changes in the fair market value is recorded in accumulated other comprehensive income (loss).

        The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate of 1.7% plus an applicable margin ranging from 3.5% to 3.8% through February 29, 2016. From February 2016 until the maturity of the debt in November 2017, the fixed rate of the swap is 4.47% and the applicable margin is 4.0%, resulting in an all-in rate of 8.5%. The swap continues at the fixed rate of 4.47% from the maturity of the debt in November 2017 until November 2030. Prior to conversion of the Piedmont Construction loan facility to a term loan, the notional amounts of the interest rate swap agreements matched the estimated outstanding principal balance of Piedmont's construction loan facility. The interest rate swaps were executed on October 21, 2010 and November 2, 2010 and expire on February 29, 2016 and November 30, 2030, respectively. As a result of the Piedmont term loan conversion on February 14, 2014, these swap agreements were amended to reduce the notional amounts to match the outstanding $68.5 million principal of the term loan. We recorded $1.0 million of deferred financing costs related to this transaction in the consolidated balance sheets at March 31, 2014. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

        Rockland Wind Farm, LLC ("Rockland") entered into interest rate swaps to manage interest rate risk exposure. These swaps effectively modify the project's exposure by converting the project's floating rate debt to a fixed basis. The interest rate swaps are with various counterparties and swap 100% of the expected interest payments from floating LIBOR to fixed rates structured in two tranches. The first tranche is for the expected interest payments for the current period through December 31, 2026 and fixes the interest rate at 4.2% plus an applicable margin of 2.3%-2.8%. The second tranche is for the expected interest payments for the period beginning December 31, 2026 and ending December 31, 2031, fixing the interest rate at 7.8%. The interest rate swap agreements are not designated as a hedge and changes in their fair market value are recorded in the consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Accounting for derivative instruments and hedging activities (Continued)

        The Meadow Creek project ("Meadow Creek") has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreements effectively convert 75% of the floating rate debt to a fixed interest rate of 2.3% plus an applicable margin of 2.8%-3.3% through December 31, 2024. The second tranche is the post-term portion of the loan, or the balloon payment and commences on December 31, 2024 and ends on December 31, 2030, fixing the interest rate at 7.2%. The interest rate swaps were both executed on September 17, 2012 and expire on December 31, 2024 and December 31, 2030, respectively. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

        Epsilon Power Partners, our wholly owned subsidiary, previously had an interest rate swap to economically fix the exposure to changes in interest rates related to the variable-rate non-recourse debt. The interest rate swap agreement effectively converted the floating rate debt to a fixed interest rate of 7.37% and had a maturity date of July 2019. The notional amount of the swap matched the outstanding principal balance over the remaining life of Epsilon Power Partners' debt. On February 20, 2014, we paid $2.6 million to terminate this contract in connection with the termination of our prior revolving credit facility. We recorded interest expense related to its settlement in the consolidated statement of operations for the three months ended March 31, 2014. This interest rate swap agreement was not designated as a hedge and changes in its fair market value were recorded in the consolidated statements of operations.

        On May 5, 2014 the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount of the $600 million aggregate principal amount of borrowings under the New Term Loan Facility. Borrowings under the $600 million New Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the New Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the New Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%.

        The interest rate swap agreements are effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

  Foreign currency forward contracts

        From time to time, we use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars. On February 20, 2014, we paid $0.4 million to terminate all of our remaining foreign currency forward contracts in connection with the termination of our prior revolving credit facility and recorded their settlement in foreign exchange gain in the consolidated statement of operations for the three

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Accounting for derivative instruments and hedging activities (Continued)

months ended March 31, 2014. On April 2, 2014, we executed a new foreign currency forward contract in which we agreed to sell $41.0 million on September 30, 2014 and receive Cdn$45.3 million at a foreign exchange rate of Cdn$1.105 per U.S. dollar in order to mitigate the foreign exchange risk on the retirement of the Cdn$44.8 million convertible debentures due in October 2014.

  Volume of forecasted transactions

        We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption as of March 31, 2014 and December 31, 2013:

	Units	March 31, 2014	December 31, 2013
Natural gas swaps	Natural Gas (Mmbtu)	2.0	5.6
Gas purchase agreements	Natural Gas (Gigajoules)	38.1	41.1
Interest rate swaps	Interest (US$)	156.5	161.2
Currency forwards	Cdn$	—	34.9

  Fair value of derivative instruments

        We have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	March 31, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.3
Interest rate swaps long-term	—	2.8

Total derivative instruments designated as cash flow hedges	—	4.1

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	6.3
Interest rate swaps long-term	7.4	10.9
Natural gas swaps current	0.4	—
Natural gas swaps long-term	—	0.4
Gas purchase agreements current	0.1	14.7
Gas purchase agreements long-term	—	46.3

Total derivative instruments not designated as cash flow hedges	7.9	78.6

Total derivative instruments	$7.9	$82.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Accounting for derivative instruments and hedging activities (Continued)

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

  Accumulated other comprehensive income

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax:

For the three months ended March 31, 2014	Interest Rate Swaps
Accumulated OCI balance at January 1, 2014	$0.2
Change in fair value of cash flow hedges	(0.3)
Realized from OCI during the period	0.2

Accumulated OCI balance at March 31, 2014	$0.1

For the three months ended March 31, 2013	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at January 1, 2013	$(1.5)	$0.1	$(1.4)
Realized from OCI during the period	0.3	—	0.3

Accumulated OCI balance at March 31, 2013	$(1.2)	$0.1	$(1.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Accounting for derivative instruments and hedging activities (Continued)

  Impact of derivative instruments on the consolidated statements of operations

        The following table summarizes realized (gains) and losses for derivative instruments not designated as cash flow hedges:

		Three months ended March 31,
	Classification of (gain) loss recognized in income
		2014	2013
Natural gas swaps	Fuel	$3.9	$—
Gas purchase agreements	Fuel	15.9	16.3
Interest rate swaps	Interest, net	(4.2)	(2.5)
Foreign currency forwards	Foreign exchange (gain) loss	(0.1)	2.6

        The following table summarizes the unrealized (gains) and losses resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

		Three months ended March 31,
	Classification of (gain) loss recognized in income
		2014	2013
Natural gas swaps	Change in fair value of derivatives	$(4.6)	$(0.4)
Gas purchase agreements	Change in fair value of derivatives	(16.0)	(8.1)
Interest rate swaps	Change in fair value of derivatives	5.9	(4.1)

Total change in fair value of derivative instruments		$(14.7)	$(12.6)

Foreign currency forwards	Foreign exchange gain	$1.0	$6.0

7. Income taxes

	Three months ended March 31,
	2014	2013
Current income tax expense	$1.2	$1.6
Deferred tax benefit	(13.5)	(4.1)

Total income tax benefit, net	$(12.3)	$(2.5)

        Income tax benefit for the three months ended March 31, 2014 was $12.3 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $9.0 million. The primary items impacting the tax rate for the three months ended March 31, 2014 were $10.7 million of capital losses recognized on tax restructuring, $5.6 million relating to operating in higher tax rate jurisdictions, $3.6 million relating to foreign exchange, and $0.9 million of other permanent differences. These items were partially offset by $15.1 million relating to a change in the valuation allowance and $2.4 million relating to minority interest.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Income taxes (Continued)

        We have recorded a valuation allowance of $143.1 million at March 31, 2014. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

8. Equity compensation plans

  Long-Term Incentive Program

        The following table summarizes the changes in LTIP notional units during the three months ended March 31, 2014:

	Units	Grant Date Weighted-Average Price per Unit
Outstanding at December 31, 2013	766,988	$7.86
Granted	1,776,083	2.64
Reinvested	38,906	5.36
Forfeited	(117,139)	10.85
Vested	(242,160)	8.72

Outstanding at March 31, 2014	2,222,678	$3.39

        Certain awards have a market condition based on our total shareholder return during the performance period compared to a group of peer companies and, in some cases, Project Adjusted EBITDA per common share compared to budget. Compensation expense for notional units granted in 2014 is recorded net of estimated forfeitures. See Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for further details.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

9. Basic and diluted earnings (loss) per share (Continued)

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Numerator:
(Loss) income from continuing operations attributable to Atlantic Power Corporation	$(18.8)	$5.8
(Loss) income from discontinued operations, net of tax	(0.1)	0.7

Net (loss) income attributable to Atlantic Power Corporation	$(18.9)	$6.5
Denominator:
Weighted average basic shares outstanding	120.3	119.5
Dilutive potential shares:
Convertible debentures	27.7	27.7
LTIP notional units	1.2	0.4

Potentially dilutive shares	149.2	147.6

Diluted (loss) earnings per share from continuing operations attributable to Atlantic Power Corporation	$(0.16)	$0.04
Diluted (loss) earnings per share from discontinued operations	—	0.01

Diluted (loss) earnings per share attributable to Atlantic Power Corporation	$(0.16)	$0.05

        Potentially dilutive shares from convertible debentures and LTIP notional units have been excluded from fully diluted shares for the three months ended March 31, 2014 because their impact would be anti-dilutive. Potentially dilutive shares from convertible debentures have been excluded from fully diluted shares for the three months ended March 31, 2013 because their impact would be anti-dilutive.

10. Discontinued operations

        On March 6, 2014, we sold our outstanding membership interests in Greeley for approximately $1.0 million and recorded a $2.1 million non-cash gain on the sale related to the write-off of asset retirement obligations in the consolidated statement of operations as of March 31, 2014. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

        On November 5, 2013, we completed the sale of our 60% interest in Rollcast to its remaining shareholders. As consideration for the sale, we were assigned asset management contracts valued at $0.5 million for the Cadillac and Piedmont projects as well as the remaining 2% ownership interest in Piedmont bringing our total ownership to 100%. In return, we paid $0.5 million in cash to the minority owner and forgave an outstanding $1.0 million loan that was provided by us to Rollcast to fund working capital during 2013. Rollcast's net loss is recorded as loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2013.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

10. Discontinued operations (Continued)

        The Florida Projects and Path 15 were sold on April 12, 2013 and April 30, 2013, respectively. Accordingly, the projects' net income (loss) is recorded as income (loss) from discontinued operations, net of tax in the statements of operations for the three months ended March 31, 2013.

        The following tables summarize the revenue, income (loss) from operations, and income tax expense of Greeley, Rollcast, Path 15 and the Florida Projects for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Revenue	$—	$66.0

(Loss) income from operations of discontinued businesses	(0.1)	1.1

Income tax expense	—	0.4

(Loss) income from operations of discontinued businesses, net of tax	$(0.1)	$0.7

        Basic and diluted earnings (loss) per share related to income (loss) from discontinued operations for Greeley, Rollcast, the Florida Projects and Path 15 was $0.00 and $0.01 for the three months ended March 31, 2014 and 2013, respectively.

11. Equity

        The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$608.3	$221.3	$266.4	$1,096.0
Net (loss) income	(18.9)	2.8	(6.4)	(22.5)
Realized and unrealized gain on hedging activities, net of tax	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	(18.7)	—	—	(18.7)
Dividends paid to noncontrolling interests	—	—	(2.2)	(2.2)
Dividends declared on common shares	(10.3)	—	—	(10.3)
Dividends declared on preferred shares of a subsidiary company	—	(2.8)	—	(2.8)

Balance at March 31	$560.3	$221.3	$257.8	$1,039.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

11. Equity (Continued)

	Three months ended March 31, 2013
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$729.7	$221.3	$235.4	$1,186.4
Net income (loss)	6.5	3.2	(1.9)	7.8
Realized and unrealized loss on hedging activities, net of tax	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	(12.1)	—	—	(12.1)
Common shares issued for LTIP	0.3	—	—	0.3
Contribution by and sale of noncontrolling interst	—	—	2.0	2.0
Costs associated with tax equity raise	(0.7)	—	—	(0.7)
Dividends paid to noncontrolling interests	—	—	(1.0)	(1.0)
Dividends declared on common shares	(24.6)	—	—	(24.6)
Dividends declared on preferred shares of a subsidiary company	—	(3.2)	—	(3.2)

Balance at March 31	$699.4	$221.3	$234.5	$1,155.2

12. Segment and geographic information

        We have four reportable segments: East, West, Wind and Un-allocated Corporate. We revised our reportable business segments in the fourth quarter of 2013 as a result of significant project asset sales and in order to align our reportable business segments with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. Our financial results for the three months ended March 31, 2014 and 2013 have been presented to reflect these changes in operating segments. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Greeley and Path 15, which are components of the West segment, the Florida Projects, components of the East segment, and Rollcast, which is a component of Un-allocated Corporate, are included in the income (loss) from discontinued operations line item in the table below. We have adjusted prior periods to reflect this

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

12. Segment and geographic information (Continued)

reclassification. A reconciliation of project income to Project Adjusted EBITDA is included in the table below:

	East	West	Wind	Un-allocated Corporate	Consolidated
Three months ended March 31, 2014
Project revenues	$86.7	$38.5	$19.9	$0.2	$145.3
Segment assets	1,409.5	973.3	849.0	65.0	3,296.8
Project Adjusted EBITDA	$45.6	$11.3	$17.8	$(0.5)	$74.2
Change in fair value of derivative instruments	(21.9)	—	7.6	—	(14.3)
Depreciation and amortization	24.4	16.4	11.5	(0.1)	52.2
Interest, net	11.5	—	4.7	—	16.2
Other project expense	—	—	—	0.1	0.1

Project income (loss)	31.6	(5.1)	(6.0)	(0.5)	20.0
Administration	—	—	—	7.1	7.1
Interest, net	—	—	—	66.5	66.5
Foreign exchange gain	—	—	—	(16.8)	(16.8)
Other income, net	—	—	—	(2.1)	(2.1)

Income (loss) from continuing operations before income taxes	31.6	(5.1)	(6.0)	(55.2)	(34.7)
Income tax benefit	—	—	—	(12.3)	(12.3)

Net income (loss) from continuing operations	31.6	(5.1)	(6.0)	(42.9)	(22.4)
Loss from discontinued operations	—	(0.1)	—	—	(0.1)

Net income (loss)	$31.6	$(5.2)	$(6.0)	$(42.9)	$(22.5)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

12. Segment and geographic information (Continued)

	East	West	Wind	Un-allocated Corporate	Consolidated
Three months ended March 31, 2013
Project revenues	$79.9	$40.5	$17.3	$(0.3)	$137.4
Segment assets	1,614.3	1,279.6	962.2	83.3	3,939.4
Project Adjusted EBITDA	$49.1	$20.6	$15.0	$(4.4)	$80.3
Change in fair value of derivative instruments	(9.4)	—	(3.0)	0.7	(11.7)
Depreciation and amortization	22.5	17.2	12.3	—	52.0
Interest, net	4.4	—	4.9	0.2	9.5
Other project expense (income)	0.4	—	—	(1.2)	(0.8)

Project (loss) income	31.2	3.4	0.8	(4.1)	31.3
Administration	—	—	—	8.3	8.3
Interest, net	—	—	—	25.9	25.9
Foreign exchange gain	—	—	—	(7.5)	(7.5)

Income (loss) from continuing operations before income taxes	31.2	3.4	0.8	(30.8)	4.6
Income tax benefit	—	—	—	(2.5)	(2.5)

Net income (loss) from continuing operations	31.2	3.4	0.8	(28.3)	7.1
Income (loss) from discontinued operations	0.3	0.9	—	(0.5)	0.7

Net income (loss)	$31.5	$4.3	$0.8	$(28.8)	$7.8

        The table below provides information, by country, about our consolidated operations for the three months ended March 31, 2014 and 2013 and Property, Plant & Equipment as of March 31, 2014 and December 31, 2013, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

			Property, Plant and Equipment, net of accumulated depreciation
	Project Revenue Three months ended March 31,
			March 31, 2014	December 31, 2013
	2014	2013
United States	$93.0	$69.9	$1,315.0	$1,330.5
Canada	52.3	67.5	456.8	482.9

Total	$145.3	$137.4	$1,771.8	$1,813.4

        Ontario Electricity Financial Corp ("OEFC"), San Diego Gas & Electric, and BC Hydro provided 28.2%, 13.3%, and 7.8%, respectively, of total consolidated revenues for the three months ended March 31, 2014. OEFC, San Diego Gas & Electric and BC Hydro provided 36.0%, 11.4% and 12.1% of total consolidated revenues for the three months ended March 31, 2013, respectively. OEFC purchases electricity from the Calstock, Kapuskasing, Nipigon, North Bay and Tunis projects in the East segment. San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

12. Segment and geographic information (Continued)

and North Island projects in the West segment. BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the West segment.

13. Guarantees

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

        In connection with the tax equity investments in our Canadian Hills project, we have expressly indemnified the investors for certain representations and warranties made by a wholly-owned subsidiary with respect to matters which we believe are remote. The expiration dates of these guarantees vary from less than one year through the indefinite termination date of the project. Our maximum undiscounted potential exposure is limited to the amount of tax equity investment less cash distributions made to the investors and any amount equal to the net federal income tax benefits arising from production tax credits.

14. Contingencies

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

14. Contingencies (Continued)

        The parties to each District Court action filed joint motions requesting that the District Court set a schedule in the District Court actions, including: (i) setting a deadline for the lead plaintiff to file a consolidated amended class action complaint (the "Amended Complaint"), after the appointment of lead plaintiff and counsel; (ii) setting a deadline for Defendants to answer, file a motion to dismiss or otherwise respond to the Amended Complaint (and for subsequent briefing regarding any such motion to dismiss); and (iii) confirming that Defendants need not answer, move to dismiss or otherwise respond to any of the five District Court complaints prior to the filing of the Amended Complaint. On May 7, 2013, each of six groups of investors (the "U.S. Lead Plaintiff Applicants") filed a motion (collectively, the "U.S. Lead Plaintiff Motions") with the District Court seeking: (i) to consolidate the five U.S. Actions (the "Consolidated U.S. Action"); (ii) to be appointed lead plaintiff in the Consolidated U.S. Action; and (iii) to have its choice of lead counsel confirmed. On May 22, 2013, three of the U.S. Lead Plaintiff Applicants filed oppositions to the other U.S. Lead Plaintiff Motions, and on June 6, 2013, those three Lead Plaintiff Applicants filed replies in support of their respective motions. On August 19, 2013, the District Court held a status conference to address certain issues raised by the U.S. Lead Plaintiff Motions, entered an order consolidating the five U.S. Actions, and directed two of the six U.S. Lead Plaintiff Applicants to file supplemental submissions by September 9, 2013. Both of those U.S. Lead Plaintiff Applicants filed the requested supplemental submissions, and then sought leave to file additional briefing. The Court granted those requests for leave and additional submissions were filed on September 13 and September 18, 2013.

        On March 31, 2014, the Court entered an order consolidating the five individual U.S. Actions, appointing the Feldman, Shapero, Carter and Smith investor group (one of the six U.S. Lead Plaintiffs Applicants) as Lead Plaintiff and approving Lead Plaintiff's selection of counsel. The Court also granted the parties' joint motion regarding initial case scheduling and directed the parties to resubmit a proposed schedule that contains specific dates. In response to that directive, on April 7, 2014, Lead Plaintiff filed an application and proposed order, which sought an extension of the schedule contained in the joint motion. The application and proposed order requested that: (i) Lead Plaintiff be permitted to file an amended complaint on or before May 30, 2014, (ii) Defendants be permitted to move to dismiss or otherwise respond to the amended complaint on or before July 29, 2014, (iii) Lead Plaintiff be permitted to file an opposition, if any, on or before September 24, 2014, and (iv) Defendants be permitted to file a reply to Lead Plaintiff's opposition on or before November 13, 2014. Defendants did not object to the schedule proposed by Lead Plaintiff and the Court will determine whether that schedule is acceptable.

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

(Unaudited)

14. Contingencies (Continued)

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

        The Defendants are preparing materials to contest leave and certification.

        A schedule for the Plaintiffs' motions and the action is set that contemplates a hearing on leave and certification during the week of March 30, 2015.

        The Petitioner in the proposed class action in Quebec served and filed a motion to suspend those proceedings pending the Ontario proceedings. This motion was not granted. A new motion to amend the Petitioner's materials and to again seek an order suspending the action has been delivered. The court has not indicated when it will hear that motion.

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

  IRS Examination

        In 2011, the Internal Revenue Service ("IRS") began an examination of our federal income tax returns for the tax years ended December 31, 2007 and 2009. On April 2, 2012, the IRS issued various Notices of Proposed Adjustments. The principal area of the proposed adjustments pertain to the classification of U.S. real property in the calculation of the gain related to our 2009 conversion from the previous Income Participating Security structure to our current traditional common share structure. At March 31, 2014, the examination is before the IRS Office of Appeals.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

14. Contingencies (Continued)

        We continue to vigorously contest these proposed adjustments, including pursuing all administrative and judicial remedies available to us. We expect to be successful in sustaining our positions with no material impact to our financial results. We believe an adjustment, if any, would be offset by net operating loss carry forwards. No accrual has been made for any contingency related to any of the proposed adjustments as of March 31, 2014.

  Other

        In addition to the other matters listed, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of March 31, 2014.

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

        Forward-looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. In addition, a number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors included in the filings Atlantic Power makes from time to time with the SEC and the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Our business is both highly competitive and subject to various risks.

        These risks include, without limitation:

  •
  our ability to generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or finance internal or external growth opportunities;

  •
  the ability to evaluate and/or implement a broad range of potential options, including further selected asset sales or joint ventures to raise additional capital for growth or potential debt reduction, the acquisition of assets, the dividend level, as well as broader strategic options, including a sale or merger of the Company, and the impact any such potential options may have on us or our stock price;

  •
  the impact of our failure to meet the fixed charge coverage ratio test in the restricted payments covenants of the indenture governing our 9.0% senior unsecured notes;

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

  •
  the dependence of our wind power projects on suitable wind and associated conditions and of our hydropower projects on suitable precipitation and associated weather conditions;

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

OVERVIEW

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of March 31, 2014, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,945 megawatts ("MW") in which our aggregate ownership interest is approximately 2,024MW. These totals exclude our 40% interest in the Delta-Person generating station ("Delta-Person") for which we entered into an agreement to sell in December 2012, which we expect to close in 2014. Our current portfolio consists of interests in twenty-eight operational power generation projects across eleven states in the United States and two provinces in Canada. We also own Ridgeline Energy Holdings, Inc. ("Ridgeline"), a wind and solar developer based in Seattle, Washington. Twenty of our projects are majority-owned subsidiaries.

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

        As previously disclosed, we continue to focus on how to best position the Company to maximize value for its shareholders. In that framework, we are considering the relative merits of additional debt reduction, investment in accretive growth opportunities (both internal and external), and other allocation of available cash. Consistent with the objective of acting in the best interests of the Company, its shareholders and its other stakeholders, we, as also previously disclosed, are committed to evaluating a broad range of potential options. These potential options include further selected asset sales or joint ventures to raise additional capital for growth or potential debt reduction, the acquisition of assets, including in exchange for shares, the dividend level, as well as broader strategic options, including a sale or merger of the Company. As previously disclosed, we have engaged Goldman, Sachs & Co. and Greenhill & Co., LLC to assist us in the evaluation of these potential options. No assurance can be given as to how the evaluation of any such potential options may evolve.

RECENT DEVELOPMENTS

  Sale of Greeley

        On March 6, 2014, we closed a transaction with Initium Power Partners, LLC. ("Initium"), whereby Initium agreed to purchase all of the issued and outstanding membership interests in Greeley for approximately $1.0 million. We recorded a $2.1 million non-cash gain on the sale in the statement of operations as of March 31, 2014. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

  New Senior Secured Credit Facilities

        On February 24, 2014, Atlantic Power Limited Partnership (the "Partnership"), our wholly-owned indirect subsidiary, entered into a new senior secured term loan facility (the "New Term Loan Facility"), comprising of $600 million in aggregate principal amount, and a new senior secured revolving credit facility (the "New Revolving Credit Facility') with a capacity of $210 million (collectively, the "New Senior Secured Credit Facilities"). On February 26, 2014, $600 million was drawn under the New Term Loan Facility, and at May 9, 2014, letters of credit in an aggregate face amount of $130.8 million were issued (but not drawn) pursuant to the revolving commitments under the New Revolving Credit Facility and used to (i) fund a debt service reserve in an amount equivalent to six months of debt service (approximately $15.8 million) and (ii) support contractual credit support obligations of the Partnership and its subsidiaries and of certain other of our affiliates.

        We and our subsidiaries have used the proceeds from the New Term Loan Facility to:

  •
  redeem in whole, at a price equal to par plus $31.1 million of accrued interest and make-whole premiums (i) the $150 million aggregate principal amount outstanding of 5.87% Senior Guaranteed Notes, Series A, due 2015 (the "Series A Notes") and the $75 million aggregate principal amount outstanding of 5.97% Senior Guaranteed Notes, Series B, due 2017 (the "Series B Notes") issued by Atlantic Power (US) GP, and (ii) the $190 million aggregate principal amount outstanding of 5.9% Senior Notes due 2014 issued by Curtis Palmer LLC;

  •
  pay transaction costs and expenses of approximately $40.0 million including banking, legal and consulting fees which were capitalized as deferred financing costs; and

  •
  make a distribution to us in the amount of $122 million which was used, in addition to cash on hand, to repurchase $140.1 million aggregate principal amount of Atlantic Power Corporation's 9.0% senior unsecured notes due October 2018 (the "9.0% Notes"), make $15.7 million in accrued interest and premium payments as part of the aggregate repurchase price, and $0.1 million in commission fees associated with the repurchases. Having substantially completed our previously announced intention to repurchase or redeem up to $150 million aggregate principal amount of the 9.0% Notes, we do not expect at this time to repurchase or redeem any additional amounts of the 9.0% Notes, but reserve the right to do so in the future.

        The foregoing description of the New Senior Secured Credit Facilities is qualified in its entirety by reference to the full text of the credit agreement governing the New Senior Secured Credit Facilities, which is filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2013. For a further description of the New Senior Secured Credit Facilities and use of proceeds therefrom, see "—Liquidity and Capital Resources" and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

OUR POWER PROJECTS

        The table on the following page outlines our portfolio of power generating assets in operation as of May 9, 2014, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor's ("S&P"). For customers rated by Moody's, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the bottom end of the range have the weakest capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

East Segment

Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB

Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Elec.(2)	March 2024	BBB+

					16	DuPont	March 2024	A

Kenilworth	New Jersey	Natural Gas	30	100.00%	30	Merck, & Co., Inc.	September 2018	AA

Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corperation	December 2027(3)	A-

Selkirk(1)(4)	New York	Natural Gas	345	18.50%	15	Merchant	N/A	N/R

					49	Consolidated Edison	August 2014	A-

Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corp	June 2020	AA

Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2017	AA

Nipigon	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2022	AA

North Bay	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2017	AA

Tunis(4)	Ontario	Natural Gas	43	100.00%	43	Ontario Electricity Financial Corp	December 2014	AA

Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	BBB+

Piedmont	Georgia	Biomass	53	100.0%	53	Georgia Power	December 2032	A

Morris	Illinois	Natural Gas	177	100.00%	77	Merchant	N/A	N/R

					100	Equistar Chemicals, LP	November 2023	BBB

West Segment

Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA

Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA

Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA

Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	December 2019	A

Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	December 2019	A

North Island	California	Natural Gas	42	100.00%	42	San Diego Gas & Electric	December 2019	A

Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+

Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A-

Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA-

					45	Grays Harbor PUD	August 2022	A+

					30	Franklin, Co. PUD	August 2022	A+

Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

Wind Segment

Idaho Wind(1)	Idaho	Wind	183	27.56%	49	Idaho Power Co.	December 2030	BBB

Rockland	Idaho	Wind	80	50.00%	40	Idaho Power Co.	December 2036	BBB

Goshen North(1)	Idaho	Wind	125	12.50%	16	Southern California Edison	November 2030	BBB+

Meadow Creek	Idaho	Wind	120	100.00%	120	PacifiCorp	December 2032	A-

Canadian Hills	Oklahoma	Wind	298	99.0%	199	Southwestern Electric Power Company	December 2032	BBB

					48	Oklahoma Municipal Power Authority	December 2037	A

					48	Grand River Dam Authority	December 2032	A

(1)
Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)
The base PPA with Atlantic City Electric ("ACE") makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(3)
The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through February 28, 2014, the facility has generated 6,139 GWh under its PPA.

(4)
We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements. No assurance can be provided that we will be able to renew or enter into new power purchase agreements on favorable terms or at all. See Item 1A. "Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of our power purchase agreements could have a material adverse impact on our business, results of operations and financial condition" in our Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidated Overview and Results of Operations

Performance highlights

        The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2014 and 2013 which are analyzed in greater detail below:

	Three months ended March 31,
	2014	2013
Project income	$20.0	$31.3
(Loss) income from continuing operations	$(22.4)	$7.1
(Loss) income from discontinued operations	$(0.1)	$0.7
Net (loss) income attributable to Atlantic Power Corporation	$(18.9)	$6.5
(Loss) income per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(0.16)	$0.04
Earnings per share from discontinued operations—basic	—	0.01

(Loss) income per share attributable to Atlantic Power Corporation-basic and diluted	$(0.16)	$0.05
Project Adjusted EBITDA(1)	$74.2	$80.3
Free Cash Flow(1)	$(46.3)	$82.0

(1)
See reconciliation and definition in Supplementary Non-GAAP Financial Information.

  Three months ended March 31, 2014 compared to the three months ended March 31, 2013

        The following table provides our consolidated results of operations:

	Three months ended March 31,
	2014	2013	$ change	% change
Project revenue:
Energy sales	$84.3	$76.9	$7.4	10%
Energy capacity revenue	33.5	34.3	(0.8)	-2%
Other	27.5	26.2	1.3	5%

	145.3	137.4	7.9	6%
Project expenses:
Fuel	59.8	47.7	12.1	25%
Operations and maintenance	32.9	27.6	5.3	19%
Development	0.7	1.7	(1.0)	-59%
Depreciation and amortization	40.5	40.9	(0.4)	-1%

	133.9	117.9	16.0	14%
Project other income (expense):
Change in fair value of derivative instruments	14.7	12.6	2.1	17%
Equity in earnings of unconsolidated affiliates	8.6	7.2	1.4	19%
Interest expense, net	(14.6)	(8.0)	(6.6)	83%
Other expense, net	(0.1)	—	(0.1)	NM

	8.6	11.8	(3.2)	-27%

Project income	20.0	31.3	(11.3)	-36%
Administrative and other expenses (income):
Administration	7.1	8.3	(1.2)	-14%
Interest, net	66.5	25.9	40.6	NM
Foreign exchange gain	(16.8)	(7.5)	(9.3)	NM
Other income, net	(2.1)	—	(2.1)	NM

	54.7	26.7	28.0	105%

(Loss) income from continuing operations before income taxes	(34.7)	4.6	(39.3)	NM
Income tax benefit	(12.3)	(2.5)	(9.8)	NM

(Loss) income from continuing operations	(22.4)	7.1	(29.5)	NM
(Loss) income from discontinued operations, net of tax	(0.1)	0.7	(0.8)	NM

Net (loss) income	(22.5)	7.8	(30.3)	NM
Net loss attributable to noncontrolling interests	(6.4)	(1.9)	(4.5)	NM
Net income attributable to Preferred share dividends of a subsidiary company	2.8	3.2	(0.4)	-13%

Net (loss) income attributable to Atlantic Power Corporation	$(18.9)	6.5	(25.4)	NM

Project Income (loss) by Segment

        We have four reportable segments: East, West, Wind and Un-allocated Corporate. We revised our reportable business segments in the fourth quarter of 2013 as a result of significant project asset sales and in order to align our reportable business segments with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. Our financial results for the three months ended March 31, 2014 and 2013 have been presented to reflect these changes in operating segments. The segment classified as Un-allocated Corporate includes activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects and intercompany eliminations. These costs are not allocated to the operating segments when determining segment profit or loss. Project income (loss) is the primary GAAP measure of our operating results and is discussed below by reportable segment.

	Three months ended March 31, 2014
	East	West(1)	Wind	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$44.4	$20.0	$19.9	$—	$84.3
Energy capacity revenue	26.8	6.6	—	0.1	33.5
Other	15.5	11.9	—	0.1	27.5

	86.7	38.5	19.9	0.2	145.3
Project expenses:
Fuel	42.8	17.0	—	—	59.8
Operations and maintenance	13.9	13.9	5.1	—	32.9
Development	—	—	—	0.7	0.7
Depreciation and amortization	17.1	13.4	10.1	(0.1)	40.5

	73.8	44.3	15.2	0.6	133.9
Project other income (expense):
Change in fair value of derivative instruments	22.0	—	(7.3)	—	14.7
Equity in earnings of unconsolidated affiliates	7.7	0.7	0.1	0.1	8.6
Interest expense, net	(11.0)	—	(3.5)	(0.1)	(14.6)
Other expense, net	—	—	—	(0.1)	(0.1)

	18.7	0.7	(10.7)	(0.1)	8.6

Project income (loss)	$31.6	$(5.1)	$(6.0)	$(0.5)	$20.0

(1)
Excludes the Greeley project which is designated as discontinued operations.

	Three months ended March 31, 2013
	East(1)	West(2)	Wind	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$40.2	$19.5	$17.3	$(0.1)	$76.9
Energy capacity revenue	27.3	6.8	—	0.2	34.3
Other	12.4	14.3	—	(0.5)	26.2

	79.9	40.6	17.3	(0.4)	137.4
Project expenses:
Fuel	32.6	15.1	—	—	47.7
Operations and maintenance	11.8	9.1	5.0	1.7	27.6
Development	—	—	—	1.7	1.7
Depreciation and amortization	16.1	13.9	10.9	—	40.9

	60.5	38.1	15.9	3.4	117.9
Project other income (expense):
Change in fair value of derivative instruments	9.7	—	2.8	0.1	12.6
Equity in earnings of unconsolidated affiliates	6.1	0.9	0.4	(0.2)	7.2
Interest expense, net	(4.0)	—	(3.8)	(0.2)	(8.0)
Other expense, net	—	—	—	—	—

	11.8	0.9	(0.6)	(0.3)	11.8

Project income (loss)	$31.2	$3.4	$0.8	$(4.1)	$31.3

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 and Greeley which are designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  East

        Project income for 2014 increased $0.4 million from the comparable 2013 period primarily due to:

  •
  increased project income of $4.4 million at Orlando primarily due to a $1.9 million increase in total revenue from higher capacity payments under its PPA and higher energy revenue from increased generation, a $4.2 million non-cash increase in the fair value of natural gas swaps, offset by $2.2 million of higher fuel costs primarily due to the $4.0 million termination fee on the natural gas swap;

  •
  increased project income of $6.9 million at Nipigon due primarily to a positive $7.1 million non-cash change in the fair value of a gas purchase agreement that was accounted for as a derivative; and

  •
  increased project income of $2.7 million at Morris due primarily to lower maintenance expenses as compared to the comparable 2013 period during which the project underwent a scheduled outage.

        These increases were partially offset by:

  •
  decreased project income of $6.6 million from Piedmont, which achieved commercial operations in the second quarter of 2013. The decreased project income is primarily due to a negative $2.1 million non-cash change in the fair value of the project's interest rate swap, interest expense incurred related to the conversion of its construction debt to a term loan, and higher fuel costs and maintenance expenses in 2014, as compared to a delay in achieving commercial operations for the comparable period in 2013;

  •
  decreased project income of $3.8 million from Curtis Palmer due primarily to lower revenues resulting from lower water flows during the period and prepayment of interest related to the redemption of the project's 5.9% Senior Notes; and

  •
  decreased project income of $2.5 million from Selkirk due primarily to higher fuel costs during the period.

  West

        Project income for 2014 decreased $8.5 million from the comparable 2013 period primarily due to:

  •
  decreased project income of $4.2 million at Williams Lake due primarily to lower energy revenues resulting from contractual price decreases and higher maintenance costs due to a forced outage;

  •
  decreased project income of $2.0 million at North Island due primarily to higher maintenance costs resulting from a scheduled maintenance outage; and

  •
  decreased project income of $1.4 million at Mamquam due primarily to higher maintenance costs resulting from a scheduled outage and decreased revenues caused by lower water levels.

  Wind

        Project income for 2014 decreased $6.8 million from the comparable 2013 period primarily due to:

  •
  decreased project income from Rockland of $3.5 million due primarily to a negative $4.3 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives;

  •
  decreased project income from Meadow Creek of $1.8 million due primarily to a negative $5.8 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives, partially offset by higher energy revenues resulting from increased generation; and

  •
  decreased project income from Canadian Hills of $1.3 million due primarily to a weather-related forced outage during the period.

  Un-allocated Corporate

        Total project loss decreased $3.6 million from the comparable 2013 period primarily due to a $1.0 million decrease in development expense at Ridgeline and a $1.7 million decrease in administrative costs related to administrative and development reduction initiatives undertaken during 2013.

Administrative and other expenses (income)

        Administrative and other expenses (income) include the income and expenses not attributable to our projects and are allocated to the Un-allocated Corporate segment. These costs include the activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects, interest costs on our corporate obligations, the impact of foreign exchange fluctuations and corporate taxes. Significant non-cash items that impact Administrative and other expenses (income), and that are subject to potentially significant fluctuations, include the non-cash impact of foreign exchange fluctuations from period to period on the U.S. dollar equivalent of our Canadian dollar-denominated obligations and the related deferred income tax expense (benefit) associated with these non-cash items.

  Administration

        Administration expense decreased $1.2 million or 14% from the comparable 2013 period primarily due to transactional fees incurred during the 2013 comparable period related to project divestitures.

  Interest, net

        Interest expense increased $40.6 million from the comparable 2013 period primarily due to $23.3 million of make-whole premiums paid to redeem the Series A Notes and Series B Notes, as well as $16.4 million of premiums paid and non-cash deferred financing costs written off for the repurchase of $140.1 million of the 9.0% Notes.

  Foreign exchange gain

        Foreign exchange gain increased $9.3 million from the comparable 2013 period primarily due to a $6.7 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars and a $5.0 million decrease in unrealized loss on foreign exchange forward contracts, offset by a $2.4 million decrease in realized gains on the settlement of foreign currency forward contracts. The U.S. dollar to Canadian dollar exchange rate was 1.106 and 1.016 at March 31, 2014 and 2013, respectively, an increase of 3.9% in 2014 compared to an increase of 2.1% in 2013.

  Other income, net

        Other income, net increased $2.1 million from the 2013 comparable period primarily due to the non-cash gain recorded for the sale of Greeley in March 2014.

  Income tax benefit

        Income tax benefit for the three months ended March 31, 2014 was $12.3 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $9.0 million. The primary items impacting the tax rate for the three months ended March 31, 2014 were $10.7 million of capital losses recognized on tax restructuring, $5.6 million relating to operating in higher tax rate jurisdictions, $3.6 million relating to foreign exchange, and $0.9 million of other permanent differences. These items were partially offset by $15.1 million relating to a change in the valuation allowance and $2.4 million relating to minority interest.

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

Project Operating Performance

        Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require the projects to maintain certain levels of availability. Although the availability in the table below fluctuates from year to year, the majority of projects with reduced availability were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted their capacity payments, the impact was not material. The terms of our PPAs provide for certain levels of planned and unplanned outages.

Generation

	Three months ended March 31,
(in Net MWh)	2014	2013	% change 2014 vs. 2013
Segment
East(1)	1,092.9	941.9	16.0%
West(2)	555.8	504.1	10.3%
Wind	437.6	436.2	0.3%

Total	2,086.3	1,882.2	10.8%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Delta-Person for which we entered into an agreement to sell in December 2012 and expect to close in 2014, Gregory which was sold on August 7, 2013, and Greeley which was sold on March 6, 2014.

  Three months ended March 31, 2014 compared with three months ended March 31, 2013

        Aggregate power generation for the three months ended March 31, 2014 increased 10.8% from the comparable 2013 period primarily due to:

  •
  increased generation in the East segment due to the achievement of commercial operations at Piedmont in April 2013 and to increased dispatch at Chambers during the period; and

  •
  increased generation in the West segment due to higher generation at Manchief and Fredrickson.

Availability

	Three months ended March 31,
	2014	2013	% change 2014 vs. 2013
Segment
East(1)	94.0%	97.2%	-3.3%
West(2)	89.6%	92.0%	-2.6%
Wind	93.2%	98.3%	-5.2%

Weighted average	92.7%	95.8%	-3.2%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Delta-Person for which we entered into an agreement to sell in December 2012 and expect to close in 2014, Gregory which was sold on August 7, 2013, and Greeley which was sold on March 6, 2014.

        Weighted average availability for the three months ended March 31, 2014 decreased 3.2% to 92.7% from 2013 primarily due to:

  •
  decreased availability in the East segment resulting from decreased availability at Chambers and Kapuskasing, which underwent scheduled maintenance and forced maintenance outage, respectively. The scheduled maintenance at Chambers did not adversely impact its generation;

  •
  decreased availability in the West segment resulting from decreased availability at Williams Lake and North Island due to forced maintenance outages; and

  •
  decreased availability in the Wind segment primarily due to a weather-related forced outage at Canadian Hills.

        Generation and availability statistics for the West segment exclude the Greeley and Gregory projects which are accounted for as a component of discontinued operations. Total generation for Greeley was 30.2 MWh and availability was 100.0% for the three months ended March 31, 2013. Total generation for Gregory was 100.0 MWh and availability was 96.8% for the three months ended March 31, 2013.

        Generation and availability statistics for the East segment exclude the Florida Projects in 2013 which are accounted for as a component of discontinued operations. For the three months ended March 31, 2013 total generation at Auburndale was 269.4 MWh and availability was 98.8%, total generation for Lake was 240.4 MWh and availability was 97.3% and total generation for Pasco was 39.3 MWh and availability was 91.6%.

Supplementary Non-GAAP Financial Information

        A key measure we use to evaluate the results of our business is Free Cash Flow. Free Cash Flow is not a measure recognized under GAAP, does not have a standardized meaning prescribed by GAAP and therefore may not be comparable to similar measures presented by other issuers. We believe Free Cash Flow is a relevant supplemental measure of our ability to pay for additional debt reduction, fund internal or external growth, pay any dividends to our shareholders, or many other allocations of any available cash. A reconciliation of Free Cash Flow to cash flows from operating activities, the most directly comparable GAAP measure, is set out below under "Free Cash Flow." Free Cash Flow is comparable to Cash Available for Distribution, the non-GAAP measure we previously used to evaluate the results of our business. Investors are cautioned that we may calculate this measure in a manner that is different from other companies.

        The primary factor influencing Free Cash Flow is cash distributions received from projects. These distributions are generally funded from Project Adjusted EBITDA generated by the projects, reduced by project-level debt service, capital expenditures, dividends paid on preferred shares of a subsidiary company, distributions to noncontrolling interests and adjusted for changes in project-level working capital and cash reserves. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. A reconciliation of Project Adjusted EBITDA to project income (loss) is provided under "Project Adjusted EBITDA" below and a reconciliation of Project Adjusted EBITDA by segment to project income (loss) by segment is provided in Note 12 to the consolidated financial statements of this Quarterly Report on Form 10-Q. Investors are cautioned that we may calculate this measure in a manner that is different from other companies.

Project Adjusted EBITDA

	Three months ended March 31,
			$ change 2014 vs 2013
	2014	2013
Project Adjusted EBITDA by segment
East(1)	$45.6	$49.1	$(3.5)
West(2)	11.3	20.6	(9.3)
Wind	17.8	15.0	2.8
Un-allocated Corporate(3)	(0.5)	(4.4)	3.9

Total	74.2	80.3	(6.1)
Reconciliation to project income
Depreciation and amortization	52.2	52.0	0.2
Interest expense, net	16.2	9.5	6.7
Change in the fair value of derivative instruments	(14.3)	(11.7)	(2.6)
Other expense (income)	0.1	(0.8)	0.9

Project income	$20.0	$31.3	$(11.3)

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 and Greeley which are designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  East

        The following table summarizes Project Adjusted EBITDA for our East segment for the periods indicated:

	Three months ended March 31,
	2014	2013	% change 2014 vs. 2013
East
Project Adjusted EBITDA	$45.6	$49.1	-7%

  Three months ended March 31, 2014 compared with three months ended March 31, 2013

        Project Adjusted EBITDA for the three months ended March 31, 2014 decreased $3.5 million or 7% from the comparable 2013 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $1.4 million at Piedmont, which achieved commercial operations in the second quarter of 2013. The decrease is primarily due to higher fuel costs and maintenance expenses in 2014, as compared to the comparable period in 2013 during which the project experienced a delay in achieving commercial operations;

  •
  $1.1 million at Calstock which incurred steam turbine maintenance costs during the period;

  •
  $1.1 million at Kapuskasing primarily attributable to a gas turbine forced outage during the period; and

  •
  $1.0 million at Orlando due to $2.2 million of higher fuel costs primarily due to the $4.0 million termination fee on the natural gas swap, partially offset by higher capacity payments under its PPA and higher energy revenue from increased generation.

        These decreases were partially offset by increases in Project Adjusted EBITDA of:

  •
  $2.7 million at Morris primarily attributable to lower maintenance expenses as compared to the comparable 2013 period during which the project underwent a scheduled outage.

        Project Adjusted EBITDA for the East segment excludes the Florida Projects as these projects were sold in April 2013, and are accounted for as a component of discontinued operations for the three months ended March 31, 2013. Project Adjusted EBITDA for the Florida Projects was $24.7 million for the three months ended March 31, 2013.

  West

        The following table summarizes Project Adjusted EBITDA for our West segment for the periods indicated:

	Three months ended March 31,
	2014	2013	% change 2014 vs. 2013
West
Project Adjusted EBITDA	$11.3	$20.6	-45%

  Three months ended March 31, 2014 compared with three months ended March 31, 2013

        Project Adjusted EBITDA for the three months ended March 31, 2014 decreased $9.3 million or 45% from the comparable 2013 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $4.7 million at Williams Lake primarily attributable to lower energy revenues resulting from contractual price decreases and higher maintenance costs due to a forced outage;

  •
  $2.0 million at North Island due primarily to higher maintenance costs resulting from a scheduled maintenance outage during the period; and

  •
  $1.4 million at Mamquam resulting from higher maintenance costs due to a scheduled outage and decreased revenues caused by lower water levels during the period.

        Project Adjusted EBITDA for the West segment excludes the Greeley project which is accounted for as a component of discontinued operations for the three months ended March 31, 2014 and 2013. Project Adjusted EBITDA for Greeley was ($0.1) million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

        Project Adjusted EBITDA for the West segment excludes the Path 15 project which is accounted for as a component of discontinued operations for the three months ended March 31, 2013. Project Adjusted EBITDA for Path 15 was $6.2 million for the three months March 31, 2013.

  Wind

        The following table summarizes Project Adjusted EBITDA for our Wind segment for the periods indicated:

	Three months ended March 31,
	2014	2013	% change 2014 vs. 2013
Wind
Project Adjusted EBITDA	$17.8	$15.0	19%

  Three months ended March 31, 2014 compared with three months ended March 31, 2013

        Project Adjusted EBITDA for the three months ended March 31, 2014 increased $2.8 million or 19% from the comparable 2013 period primarily due to an increase in Project Adjusted EBITDA of:

  •
  $2.8 million at Meadow Creek primarily attributable to higher energy revenue resulting from increased generation.

  Un-Allocated Corporate

        The following table summarizes Project Adjusted EBITDA for our Un-Allocated Corporate segment for the periods indicated:

	Three months ended March 31,
	2014	2013	% change 2014 vs. 2013
Un-Allocated Corporate
Project Adjusted EBITDA	$(0.5)	$(4.4)	89%

  Three months ended March 31, 2014 compared with three months ended March 31, 2013

        Project Adjusted EBITDA for the three months ended March 31, 2014 increased $3.9 million or 89% from the comparable 2013 period primarily due to a $1.0 million decrease in development expense at Ridgeline and a $1.7 million decrease in administrative costs related to administrative and development reduction initiatives undertaken during 2013.

Free Cash Flow

        Free Cash Flow was ($46.3) million and $82.0 million for the three months ended March 31, 2014 and 2013 respectively. The $128.3 million decrease in Free Cash Flow for the three months ended March 31, 2014 as compared to the same period in 2013 was due primarily to a $118.4 million decrease in cash flows from operating activities and a $7.3 million increase in project-level debt repayments. The decrease in cash flows from operating activities is primarily due to $46.8 million of interest expense related to make-whole, accrued interest and premium payments made in connection with the redemption of the Series A and Series B Notes, the Curtis Palmer Notes and the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes, a $27.5 million reduction of working capital from discontinued operations and a $36.3 million decrease in working capital from the comparable 2013 period. The decrease in working capital is due to a $32.3 million decrease in prepaid and other assets due to the collection of security deposits related to our recently completed construction projects, such as Piedmont, Canadian Hills and Meadow Creek, in the first quarter of 2013, a $14.7 million decrease in accounts payable and accrued expenses related to the timing of fuel payments, partially offset by an $11.7 million increase in accounts receivable due to timing of collections. The increase in project-level debt repayments is due primarily to an $8.1 million principal payment on the Piedmont construction loan at the time of its conversion to a term loan in February 2014.

        The table below presents our calculation of Free Cash Flow for the three months ended March 31, 2014 and 2013, and the reconciliation to cash flows from operating activities, the most directly comparable GAAP measure:

	Three months ended March 31,
	2014	2013
Cash flows from operating activities	$(28.7)	$89.7
Project-level debt repayments	(9.9)	(2.6)
Purchases of property, plant and equipment(1)	(2.6)	(1.0)
Distributions to noncontrolling interests(2)	(2.1)	(0.9)
Dividends on preferred shares of a subsidiary company	(3.0)	(3.2)

Free Cash Flow(3)	$(46.3)	$82.0

(1)
Excludes construction costs related to our Canadian Hills project in 2014 and 2013 and our Piedmont and Meadow Creek projects in 2013.

(2)
Distributions to noncontrolling interests primarily include distributions, if any, to the tax equity investors at Canadian Hills and to the other 50% owner of Rockland.

(3)
Free Cash Flow is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information" above. This table should be read together with the below table under "Consolidated Cash Flows" that sets forth Net cash provided by (used in) investing activities and Net cash (used in) provided by financing activities for the three months ended March 31, 2014 and 2013.

Consolidated Cash Flows

        The following table reflects the changes in cash flows for the periods indicated:

	Three months ended March 31,
	2014	2013	Change
Net cash (used in) provided by operating activities	$(28.7)	$89.7	$(118.4)
Net cash provided by (used in) investing activities	71.6	(46.1)	117.7
Net cash used in financing activities	(21.5)	(19.6)	(1.9)

Net cash (used in) provided by operating activities

        Changes to net cash (used in) provided by operating activities were driven by:

Increase in net loss primarily due to accrued interest payment, make-whole and other premiums on retired debt	$(30.3)
Reduction of working capital from discontinued operations	(27.5)
Change in unrealized foreign exchange gain on Canadian dollar denominated instruments	(11.7)
Change in deferred income taxes	(9.4)
Changes in working capital	(36.3)
Other	(3.2)

$(118.4)

Net cash provided by investing activities

        Changes to net cash provided by investing activities were driven by:

Decrease in purchases of property, plant and equipment and construction in progress primarily due to the completion of the Piedmont and Canadian Hills construction projects in 2013	$24.8
Decreased restricted cash primarily due to the release of the $75 million requirement under the prior credit facility	92.3
Other	0.6

$117.7

Net cash provided by (used in) financing activities

        Changes to net cash provided by (used in) financing activities were driven by:

Increase in net proceeds and payments on project-level and corporate debt primarily due to proceeds from the New Senior Secured Credit Facilities offset by repayments of the Series A and Series B Unsecured Notes, Senior Unsecured Notes of Curtis Palmer and partial repurchase of the 9.0% Notes in the first quarter of 2014	$16.8
Increased deferred financing costs primarily due to the issuance of the New Senior Secured Credit Facility in the first quarter of 2014	(38.3)
Decreased payments of dividends to common shareholders due to the dividend reduction in March 2013 offset by increased distributions to non-controlling interests	18.1
Other	1.5

$(1.9)

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$180.0	$158.6
Restricted cash(1)	40.6	114.2

Total	220.6	272.8
Revolving credit facility availability	65.9	52.8

Total liquidity	$286.5	$325.6

(1)
The decrease in restricted cash is primarily due to the release of the $75 million requirement under the prior credit facility.

Overview

        Our primary source of liquidity is distributions from our projects and availability under our New Revolving Credit Facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from August 2014 to December 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See "Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or finance internal or external growth opportunities or fund our operations" in our Annual Report on Form 10-K for the year ended December 31, 2013.

        We expect to reinvest approximately $38 to $43 million in 2014 (of which $10.1 million was reinvested in the three months ended March 31, 2014) in our portfolio in the form of project capital expenditures and major maintenance expenses. Such investments are generally paid at the project level. See "—Capital and Major Expenditures" in our Annual Report on Form 10-K for the year ended December 31, 2013. We do not expect any other material or unusual requirements for cash outflows for 2014 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

New Senior Secured Credit Facilities

        On February 24, 2014 the Partnership, our wholly-owned indirect subsidiary, entered into the New Senior Secured Credit Facilities, including the New Term Loan Facility, comprising of $600 million in aggregate principal amount, and the New Revolving Credit Facility with a capacity of $210 million. Borrowings under the New Senior Secured Credit Facilities are available in U.S. dollars and Canadian dollars and bear interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate, each as defined in the credit agreement governing the New Senior Secured Credit Facilities (the "Credit Agreement"), as applicable, plus an applicable margin between 2.75% and 3.75% that varies depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. The applicable margin for term loans bearing interest at the Adjusted Eurodollar Rate and the Base Rate is 3.75% and 2.75% respectively (3.75% at March 31, 2014). The Adjusted Eurodollar Rate cannot be less than 1.00% (1.00% at March 31, 2014).

        In connection with the funding of the New Senior Secured Credit Facilities, we terminated our prior revolving credit facility on February 26, 2014.

        The New Term Loan Facility matures on February 24, 2021. The revolving commitments under the New Revolving Credit Facility terminate on February 24, 2018. Letters of credit are available to be issued under the revolving commitments until 30 days prior to the Letter of Credit Expiration Date under, and as defined in, the Credit Agreement. The Partnership is required to pay a commitment fee with respect to the commitments under the New Revolving Credit Facility equal to 0.75% times the average of the daily difference between the revolving commitments and all outstanding revolving loans (excluding swing line loans) plus amounts available to be drawn under letters of credit and all outstanding reimbursement obligations with respect to drawn letters of credit.

        The New Senior Secured Credit Facilities are secured by a pledge of the equity interests in the Partnership and its subsidiaries, guaranties from the Partnership subsidiary guarantors and a limited recourse guaranty from the entity that holds all of the Partnership equity, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of the Partnership and its subsidiaries (subject to certain exceptions), and certain other assets. The New Senior Secured Credit Facilities are not otherwise guaranteed or secured by us or any of our subsidiaries (other than the Partnership subsidiary guarantors). The New Senior Secured Credit Facilities also have a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The debt service reserve requirement was funded with a $15.8 million letter of credit.

        The Partnership's existing Cdn$210 million aggregate principal amount of 5.95% Medium Term Notes due June 23, 2036 (the "MTNs") prohibit the Partnership (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, the Partnership granted an equal and ratable security interest in the collateral package securing the New Senior Secured Credit Facilities under the indenture governing the MTNs for the benefit of the holders of the MTNs.

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

        The Credit Agreement contains a mandatory amortization feature and customary mandatory prepayment provisions, including: (i) from proceeds of assets sales, insurance proceeds, and incurrence of indebtedness, in each case subject to applicable thresholds and customary carve-outs; and (ii) the payment of 50% of the excess cash flow, as defined in the Credit Agreement, of the Partnership and its subsidiaries.

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

        On February 26, 2014, $600 million was drawn under the New Term Loan Facility, and at May 9, 2014, letters of credit in an aggregate face amount of $130.8 million were issued (but not drawn) pursuant to the revolving commitments under the New Revolving Credit Facility and used to (i) fund a debt service reserve in an amount equivalent to six months of debt service (approximately $15.8 million) and (ii) support contractual credit support obligations of the Partnership and its subsidiaries and of certain other of our affiliates.

        We and our subsidiaries used the proceeds from the New Term Loan Facility under the New Senior Secured Credit Facilities to:

  •
  redeem in whole, at a price equal to par plus $31.1 million of accrued interest and make-whole premiums (i) the $150 million aggregate principal amount outstanding of the Series A Notes and the $75 million aggregate principal amount outstanding of the Series B Notes issued by Atlantic Power (US) GP, and (ii) the $190 million aggregate principal amount outstanding of 5.9% Senior Notes due 2014 issued by Curtis Palmer LLC;

  •
  pay transaction costs and expenses of approximately $40.0 million including banking, legal and consulting fees which were capitalized as deferred financing costs; and

  •
  make a distribution to us in the amount of $122 million which was used, in addition to cash on hand, to repurchase $140.1 million aggregate principal amount of the 9.0% Notes , make $15.7 million in accrued interest and premium payments as part of the aggregate repurchase price, and $0.1 million in commission fees associated with the repurchases. Having substantially completed our previously announced intention to repurchase or redeem up to $150 million aggregate principal amount of the 9.0% Notes, we do not expect at this time to repurchase or redeem any additional amounts of the 9.0% Notes, but reserves the right to do so in the future.

        In connection with the termination of our prior credit facility, we terminated the interest rate swap at Epsilon Power Partners, a wholly owned subsidiary, a portion of our natural gas swaps at Orlando and foreign exchange forward contracts at the Partnership. As a result of the termination of these contracts, we recorded $2.6 million of interest expense, $4.0 million of fuel expense and $0.4 million of foreign exchange loss, respectively in the three months ended March 31, 2014. We intend to explore opportunities to enter into additional swaps and forward contracts with the new banking group associated with the New Senior Secured Credit Facility.

        In addition, the prior credit facility contained certain guaranties, which were terminated in connection with the termination of the prior credit facility. In addition, the terms of the 9.0% Notes provide that the guarantors of the prior credit facility guarantee the 9.0% Notes. As a result, upon termination of our prior credit facility and its related guaranties, the guaranties under the 9.0% Notes were cancelled and the guarantors of the 9.0% Notes were automatically released from all of their obligations under such guaranties.

  Impact of the New Senior Secured Credit Facilities

        As previously disclosed with respect to the impact of the New Senior Secured Credit Facilities in our Current Report on Form 8-K filed on January 30, 2014 and in our Annual Report on Form 10-K for the year ended December 31, 2013, due to the aggregate impact of the up-front costs resulting from the prepayments on our indebtedness described above, including the premium payment and charges for unamortized debt discount and fee expenses and premiums as part of the overall purchase price in respect of the repurchases of the 9.0% Notes (all such up-front costs, collectively, the "Prepayment Charges"), which are reflected as interest expense in our 2014 first quarter results, we no longer satisfy the fixed charge coverage ratio test included in the restricted payments covenant of the indenture governing the 9.0% Notes. The fixed charge coverage ratio must be at least 1.75 to 1.00 and is measured on a rolling four quarter basis, including after giving effect to certain pro forma adjustments. As a consequence, further dividend payments, which are declared and paid at the discretion of our board of directors, in the aggregate cannot exceed the covenant's "basket" provision of the greater of $50 million and 2% of consolidated net assets (approximately $63 million at March 31, 2014) until such time that we satisfy the fixed charge coverage ratio test. The dividends paid in February, March, and April 2014 were subject to the basket provision.

        For the trailing twelve months ended March 31, 2014, dividend payments to our shareholders totaled approximately Cdn$48 million, reflecting the lower Cdn$0.03333 per common share monthly dividend first declared in March 2013. The Prepayment Charges would no longer be reflected in the calculation of the fixed charge coverage ratio test after the passage of four additional successive quarters following the quarter in which the Prepayment Charges are incurred. In addition, any similar prepayment charges incurred in connection with any further debt reduction would also be reflected in the calculation of the fixed charge coverage ratio test on a rolling four quarter basis, beginning with the quarter in which such charges are incurred, as would any associated reduction in interest expense.

        Separately, we expect to be in compliance with the financial maintenance covenants in the agreements governing our indebtedness for at least the next twelve months.

Corporate Debt

        The following table summarizes the maturities of our corporate debt at March 31, 2014:

	Maturity Date	Interest Rates	Remaining Principal Repayments	2014	2015	2016	2017	2018	Thereafter
Senior Secured Term Loan Facility(1)	February 2021	LIBOR + 3.75%	$600.0	$4.5	$6.0	$6.0	$6.0	$6.0	$571.5
Atlantic Power Corporation Notes	November 2018	9.0%	319.9	—	—	—	—	319.9	—
Atlantic Power Income LP Note	June 2036	6.0%	190.0	—	—	—	—	—	190.0
Convertible Debenture(2)	October 2014	6.5%	40.5	40.5	—	—	—	—	—
Convertible Debenture	March 2017	6.3%	61.0	—	—	—	61.0	—	—
Convertible Debenture	June 2017	5.6%	72.8	—	—	—	72.8	—	—
Convertible Debenture	June 2019	5.8%	130.0	—	—	—	—	—	130.0
Convertible Debenture	December 2019	6.0%	90.5	—	—	—	—	—	90.5

Total Corporate Debt			$1,504.7	$45.0	$6.0	$6.0	$139.8	$325.9	$982.0

(1)
In addition to the annual principal payments described herein, the Credit Agreement requires payment of 50% of the excess cash flow of the Partnership and its subsidiaries. See the "New Senior Secured Credit Facility" description in the Liquidity and Capital Resources section above for further discussion. On May 5, 2014 we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount of the $600.0 million outstanding aggregate borrowings. See Note 6, Accounting for derivative instruments and hedging activities for further details.

(2)
We expect to repay the Cdn$44.8 million aggregate principal amount of convertible debentures due October 2014 at maturity with cash on hand.

Project-Level Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at March 31, 2014. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At March 31, 2014, all of our projects were in compliance with the covenants contained in project-level debt. All project-level debt is non-recourse to us and substantially the entire principal is amortized over the life of the projects' PPAs. See Note 4, Long-term debt—Non-Recourse Debt.

        The range of interest rates presented represents the rates in effect at March 31, 2014. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

	Maturity Date	Range of Interest Rates	Total Remaining Principal Repayments	2014	2015	2016	2017	2018	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	Libor plus 3.1%	$29.2	$3.6	$5.8	$6.0	$6.3	$6.5	$1.0
Piedmont	February 2014	5.2%	68.5	4.5	4.5	3.3	4.7	51.5	—
Cadillac	August 2025	6.0% - 8.0%	34.9	1.5	3.9	2.5	3.0	3.0	21.0
Meadow Creek	December 2024	2.9% - 5.6%	169.8	4.9	4.6	5.3	5.3	6.0	143.7
Rockland(1)	June 2027	6.4% - 6.7%	85.3	1.5	1.8	1.9	2.2	2.5	75.4

Total Consolidated Projects			387.7	16.0	20.6	19.0	21.5	69.5	241.1
Equity Method Projects:
Chambers	July 2021	0.3%	40.4	0.1	0.2	0.1	—	—	40.0
Delta-Person(2)	December 2018	1.8%	6.2	1.0	1.4	1.5	1.1	1.0	0.2
Goshen	December 2022	2.9% - 7.1%	24.2	0.3	0.5	0.7	0.9	1.0	20.8
Idaho Wind	December 2027	5.8%	46.1	1.8	2.6	2.5	2.7	2.9	33.6

Total Equity Method Projects			116.9	3.2	4.7	4.8	4.7	4.9	94.6

Total Project-Level Debt			$504.6	$19.2	$25.3	$23.8	$26.2	$74.4	$335.7

(1)
We own a 50% interest in the Rockland project. We consolidate Rockland because as the managing member of the project, we have the control to direct most significant decisions in the day to day operations of the project. The maturities above represent 100% of the future principal payments on the Rockland debt.

(2)
We entered into an agreement on December 7, 2012 to sell our 40% interest in Delta-Person. The sale is expected to close in 2014.

Uses of Liquidity

        Our requirements for liquidity and capital resources, other than operating our projects, consist primarily principal and interest on our outstanding convertible debentures, senior notes and other corporate and project level debt, funding collateral and capital expenditures, including major maintenance and business development costs and dividend payments to our common shareholders and preferred shareholders of a subsidiary company. We may fund future acquisitions with a combination of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately placed bank or institutional non-recourse operating level debt, although we can provide no assurances regarding the availability of public or private financing on acceptable terms or at all.

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

        We expect to reinvest approximately $38 to $43 million in 2014 in our portfolio in the form of project capital expenditures and major maintenance expenses. As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other major expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess major maintenance needs. In addition, we utilize predictive and risk based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and major maintenance expenses may exceed the projected level in 2014 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

        Of the $38 to $43 million of expected project capital expenditures and major maintenance expenses in 2014, we invested approximately $10.1 million in the three months ended March 31, 2014. In all cases, scheduled maintenance outages during the three months ended March 31, 2014 occurred at such times that did not materially impact the facilities' availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

        See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

        As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

        Our market risk-sensitive instruments and positions have been determined to be "other than trading." Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in fuel and electricity commodity prices, currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated based on actual fluctuations in fuel commodity prices, currency exchange rates or interest rates and the timing of transactions. See Note 6 to the consolidated financial statements, Accounting for derivative instruments and hedging activities for additional information.

Fuel Commodity Market Risk

        Our current and future cash flows are impacted by changes in electricity, natural gas, biomass and coal prices. See "Item 1A. Risk Factors—Risks Related to Our Business and Our Projects—Our projects depend on third-party suppliers under fuel supply agreements, and increases in fuel costs may adversely affect the profitability of the projects" in our Annual Report on Form 10-K for the year ended December 31, 2013. We often employ (i) tolling structures, whereby an offtaker is responsible for fuel procurement, (ii) long-term fuel contracts, where we lock in a set quantity of fuel at a predetermined price or (iii) passthrough arrangements, whereby the cost of fuel is borne by the ultimate offtaker. The combination of long-term energy sales and fuel purchase agreements is generally designed to mitigate the impacts to cash flows of changes in commodity prices by passing through changes in fuel prices to the buyer of the energy.

        The operating margin at our 50% owned Orlando project is exposed to changes in natural gas prices following the expiration of its fuel contract at the end of 2013. As of March 31, 2014, we have natural gas swaps in place in order to effectively fix approximately 48%, 20% and 25% of our share of the expected on-peak natural gas purchases at the project during the remainder of 2014, 2015 and 2016, respectively. Projected annual cash distribution at Orlando would change by an estimated $1.3 million per $1.00 MMBtu change in the price of natural gas based on the current level of natural gas volume used by the project.

        The Tunis project is exposed to changes in natural gas prices through the end of its PPA in December 2014. Projected annual cash distribution at Tunis would change by an estimated $1.7 million per $1.00 MMBtu change in the price of natural gas based on the current level of natural gas volume used by the project.

Electricity Commodity Market Risk

        Our current and future cash flows are impacted by changes in electricity prices when our projects operate with no PPA or at projects that operate with PPAs that are based on spot market pricing. Our most significant exposure to market power prices is at the Chambers, Morris, and Selkirk (whose PPA expires in August 2014) projects. See Item 1A. "Risk Factors—Risks Related to Our Business and Our Projects—Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition" in our Annual Report on Form 10-K for the year ended December 31, 2013.

        At our 40% owned Chambers project, our utility customer has the right to sell a portion of the plant's output into the spot power market if it is profitable to do so, and the Chambers project shares in the profits from these sales. In addition, during periods of low spot electricity prices the utility takes less generation, which negatively affects the project's operating margin. In 2014, projected cash distributions from Chambers would change by approximately $0.9 million per 10% change in the PJM-East spot price of electricity based on a forecasted around the clock ("ATC") price of $38.31 and certain other assumptions.

        At Morris, where we own 100% of the project, the facility can sell approximately 100MW above the off-taker's demand into the grid at market prices. If market prices do not justify the increased generation the project has no requirement to sell power in excess of the off-taker's demand which can negatively impact operating margins. In 2014, projected cash distributions from Morris would change by approximately $0.7 million per 10% change in the spot price of electricity based on the current level of approximately 175,000 MWh grid sales and all other variables being held constant.

        At Selkirk, where we own 18.5% of the project, 80 MW, or 23% of the total 345 MW net project capacity is currently not contracted and is sold into the spot power market or not sold at all if market prices do not support profitable operation of that portion of the facility. The current PPA at Selkirk expires in August 2014, which could result in an increase to 100% of capacity not contracted and therefore sold at market power prices. In 2014, projected distributions at Selkirk through the term of the PPA would change by approximately $0.2 million per 10% change in the forecasted spot price of electricity.

        When a PPA expires or is terminated, it is possible that the price received by the project for power under subsequent arrangements may be reduced and in some cases, significantly. Our project may not be able to secure a new agreement and could be exposed to sell power at spot market price. See Item 1A. "Risk Factors—Risk Related to Our Business and Our Projects—The expiration or termination of our power purchase agreements could have a material adverse impact on our business, results of operations and financial condition." in our Annual Report on Form 10-K for the year ended December 31, 2013. It is possible that subsequent PPAs or the spot market may not be available at prices that permit the operation of the project on a profitable basis. If this occurs, the affected project may temporarily or permanently cease operations.

Foreign Currency Exchange Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars but we pay dividends to shareholders, if and when declared by the board of directors, and interest on corporate level long-term debt and all but one of our convertible debentures, predominantly in Canadian dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on any future payments of dividends to shareholders. From time to time, we execute this strategy utilizing cash flows from our projects that generate Canadian dollars and by entering into forward contracts to purchase Canadian dollars. These foreign exchange forward contracts are recorded at estimated fair value based on quoted market prices and the estimation of the counter-party's credit risk. Changes in the fair value of the foreign currency forward contracts are recorded in foreign exchange (gain) loss in the consolidated statements of operations.

        On April 2, 2014, we executed a new foreign currency forward contract in which we agreed to sell $41.0 million on September 30, 2014 and receive Cdn$45.3 million at a foreign exchange rate of Cdn$1.105 per U.S. dollar in order to mitigate the foreign exchange risk on the retirement of the Cdn$44.8 million ($40.5 million at March 31, 2014) convertible debentures due in October 2014.

        The following table contains the components of recorded foreign exchange (gain) loss for three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Unrealized foreign exchange (gain) loss:
Convertible debentures	$(17.7)	$(11.0)
Forward contracts and other	1.0	6.0

	(16.7)	(5.0)
Realized foreign exchange gain on forward contract settlements	(0.1)	(2.5)

	$(16.8)	$(7.5)

        A 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar would have a $41.3 million impact on the carrying value of the Cdn$210 million MTNs and Cdn$292.8 million convertible debentures denominated in Canadian dollars at March 31, 2014.

Interest Rate Risk

        Changes in interest rates impact cash payments that are required on our debt instruments as approximately 36% of our debt, including our share of the project-level debt associated with equity investments in affiliates, either bears interest at variable rates or is not financially hedged through the use of interest rate swaps. After considering the impact of interest rate swaps described below, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest at equity investments, by approximately $7.2 million at March 31, 2014.

  The Partnership

        On May 5, 2014 the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount of the $600 million aggregate principal amount of borrowings under the New Term Loan Facility. Borrowings under the $600 million New Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the New Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the New Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%.

        The interest rate swap agreements are effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

  Epsilon Power Partners

        Epsilon Power Partners, a wholly owned subsidiary, is exposed to changes in interest rates related to its variable-rate non-recourse debt and previously had an interest rate swap to mitigate this exposure. The interest rate swap agreement effectively converted the floating rate debt to a fixed interest rate of 7.37% and had a maturity date of July 2019. The notional amount of the swap matched the outstanding principal balance over the remaining life of Epsilon Power Partners' debt. On February 20, 2014, we paid $2.6 million to terminate this contract in connection with the termination of our prior revolving credit facility. We recorded interest expense related to its settlement in the consolidated statement of operations for the three months ended March 31, 2014.

  Cadillac

        We have an interest rate swap at our consolidated Cadillac project to economically fix its exposure to changes in interest rates related to the variable-rate debt. The interest rate swap agreement was designated as a cash flow hedge of the forecasted interest payments under the project-level Cadillac debt and changes in its fair market value are recorded in other comprehensive income (loss). The interest rate swap expires on September 30, 2025.

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

  Piedmont

        The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate of 1.7% plus an applicable margin ranging from 3.5% to 3.8% through February 29, 2016. From February 2016 until the maturity of the debt in November 2017, the fixed rate of the swap is 4.47% and the applicable margin is 4.0%, resulting in an all-in rate of 8.5%. The swap continues at the fixed rate of 4.47% from the maturity of the debt in November 2017 until November 2030. Prior to conversion of the Piedmont Construction loan facility to a term loan, the notional amounts of the interest rate swap agreements matched the estimated outstanding principal balance of Piedmont's construction loan facility. The interest rate swaps were executed on October 21, 2010 and November 2, 2010 and expire on February 29, 2016 and November 30, 2030, respectively. As a result of the Piedmont term loan conversion on February 14, 2014, these swap agreements were amended to reduce the notional amounts to match the outstanding $68.5 million principal of the term loan. We recorded $1.0 million of deferred financing costs related to this transaction in the consolidated balance sheets at March 31, 2014. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

  Meadow Creek

        Meadow Creek executed interest rate swaps, which we assumed in our acquisition of the project, to economically fix the exposure to changes in interest rates related to 75% of the outstanding variable-rate non-recourse debt. These swaps effectively modify the project's exposure by converting the project's floating rate debt to a fixed basis. The interest rate swaps are with various counterparties and swap the expected interest payments from floating LIBOR to fixed rates structured in two tranches. The first tranche is for the notional amount due on the term loan through December 31, 2024 and fixes the interest rate at 2.3% plus an applicable margin of 2.8%-3.3%. The second tranche is the post-term portion of the loan, or the balloon payment and commences on December 31, 2024 and ends on December 31, 2030 fixing the interest rate at 7.2%.

  Rockland

        The Rockland project entered into interest rate swaps to manage interest rate risk exposure. These swaps effectively modify the project's exposure by converting the project's floating rate debt to a fixed basis. The interest rate swaps are with various counterparties and swap 100% of the expected interest payments from floating LIBOR to fixed rates structured in two tranches. The first tranche is for the expected interest payments through December 31, 2026 and fixes the interest rate at 4.2% plus an applicable margin of 2.3%-2.8%. The second tranche is for the expected interest payments for the period beginning December 31, 2026 and ending December 31, 2031, fixing the interest rate at 7.8%.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The District Court complaints differ in terms of the identities of the Individual Defendants they name, as noted above, the named plaintiffs, and the purported class period they allege (July 23, 2010 to March 4, 2013 in three of the District Court actions and August 8, 2012 to February 28, 2013 in the other two District Court actions), but in general each alleges, among other things, that in Atlantic Power's press releases, quarterly and year end filings and conference calls with analysts and investors, Atlantic Power and the Individual Defendants made materially false and misleading statements and omissions regarding the sustainability of Atlantic Power's common share dividend that artificially inflated the price of Atlantic Power's common shares. The District Court complaints assert claims under Section 10(b) and, against the Individual Defendants, under Section 20(a) of the Securities Exchange Act of 1934, as amended.

        The parties to each District Court action filed joint motions requesting that the District Court set a schedule in the District Court actions, including: (i) setting a deadline for the lead plaintiff to file a consolidated amended class action complaint (the "Amended Complaint"), after the appointment of lead plaintiff and counsel; (ii) setting a deadline for Defendants to answer, file a motion to dismiss or otherwise respond to the Amended Complaint (and for subsequent briefing regarding any such motion to dismiss); and (iii) confirming that Defendants need not answer, move to dismiss or otherwise respond to any of the five District Court complaints prior to the filing of the Amended Complaint. On May 7, 2013, each of six groups of investors (the "U.S. Lead Plaintiff Applicants") filed a motion (collectively, the "U.S. Lead Plaintiff Motions") with the District Court seeking: (i) to consolidate the five U.S. Actions (the "Consolidated U.S. Action"); (ii) to be appointed lead plaintiff in the Consolidated U.S. Action; and (iii) to have its choice of lead counsel confirmed. On May 22, 2013, three of the U.S. Lead Plaintiff Applicants filed oppositions to the other U.S. Lead Plaintiff Motions, and on June 6, 2013, those three Lead Plaintiff Applicants filed replies in support of their respective motions. On August 19, 2013, the District Court held a status conference to address certain issues raised by the U.S. Lead Plaintiff Motions, entered an order consolidating the five U.S. Actions, and directed two of the six U.S. Lead Plaintiff Applicants to file supplemental submissions by September 9, 2013. Both of those U.S. Lead Plaintiff Applicants filed the requested supplemental submissions, and then sought leave to file additional briefing. The Court granted those requests for leave and additional submissions were filed on September 13 and September 18, 2013.

        On March 31, 2014, the Court entered an order consolidating the five individual U.S. Actions, appointing the Feldman, Shapero, Carter and Smith investor group (one of the six U.S. Lead Plaintiffs Applicants) as Lead Plaintiff and approving Lead Plaintiff's selection of counsel. The Court also granted the parties' joint motion regarding initial case scheduling and directed the parties to resubmit a proposed schedule that contains specific dates. In response to that directive, on April 7, 2014, Lead Plaintiff filed an application and proposed order, which sought an extension of the schedule contained in the joint motion. The application and proposed order requested that: (i) Lead Plaintiff be permitted to file an amended complaint on or before May 30, 2014, (ii) Defendants be permitted to move to dismiss or otherwise respond to the amended complaint on or before July 29, 2014, (iii) Lead Plaintiff be permitted to file an opposition, if any, on or before September 24, 2014, and (iv) Defendants be permitted to file a reply to Lead Plaintiff's opposition on or before November 13, 2014. Defendants did not object to the schedule proposed by Lead Plaintiff and the Court will determine whether that schedule is acceptable.

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

        The Defendants are preparing materials to contest leave and certification.

        A schedule for the Plaintiffs' motions and the action is set that contemplates a hearing on leave and certification during the week of March 30, 2015.

        The Petitioner in the proposed class action in Quebec served and filed a motion to suspend those proceedings pending the Ontario proceedings. This motion was not granted. A new motion to amend the Petitioner's materials and to again seek an order suspending the action has been delivered. The court has not indicated when it will hear that motion.

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

Other

        From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. With respect to such other matters arising in the normal course of business, there are no matters pending as of March 31, 2014 that are expected to have a material impact on our financial position or results of operations or have been reserved for as of March 31, 2014.

        Other than as described above, there were no material changes to legal proceedings disclosed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

        There were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
10.1		Credit and Guaranty Agreement, dated as of February 24, 2014, among Atlantic Power Limited Partnership, as Borrower, Certain Subsidiaries of Atlantic Power Limited Partnership, as Guarantors, Various Lenders, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers, Goldman Sachs Lending Partners LLC and Bank of American, N.A., as Joint Syndication Agents, Goldman Sachs Lending Partners LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A. and RBC Capital Markets, as Revolver Joint Lead Arrangers and Revolver Joint Bookrunners, Union Bank, N.A. and Royal Bank of Canada, as Revolver Co-Documentation Agents, and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent (incorporated by reference to our Annual Report on Form 10-K filed on February 28, 2014).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)