Form 10-Q
period 2014-09-30
ATLANTIC POWER CORP
filed 2014-11-06
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        The number of shares outstanding of the registrant's Common Stock as of November 3, 2014 was 120,806,572.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167.6	$158.6
Restricted cash	18.5	96.2
Accounts receivable	64.6	64.3
Current portion of derivative instruments asset (Notes 7 and 8)	—	0.2
Inventory	20.3	16.0
Prepayments and other current assets	14.6	16.1
Refundable income taxes	2.6	4.0

Total current assets	288.2	355.4
Property, plant, and equipment, net of accumulated depreciation of $262.7 million and $175.1 million at September 30, 2014 and December 31, 2013, respectively	1,710.4	1,813.4
Equity investments in unconsolidated affiliates	360.2	394.3
Other intangible assets, net of accumulated amortization of $188.4 million and $136.9 million at September 30, 2014 and December 31, 2013, respectively	399.8	451.5
Goodwill (Note 5)	197.2	296.3
Derivative instruments asset (Notes 7 and 8)	5.8	13.0
Restricted cash	17.5	18.0
Deferred financing costs	67.3	41.7
Other assets	10.1	11.4

Total assets	$3,056.5	$3,395.0

Liabilities
Current liabilities:
Accounts payable	$10.4	$14.0
Accrued interest	21.5	17.7
Other accrued liabilities	51.3	58.8
Current portion of long-term debt (Note 6)	26.1	216.2
Current portion of convertible debentures	40.0	42.1
Current portion of derivative instruments liability (Notes 7 and 8)	29.6	28.5
Dividends payable	—	6.8
Other current liabilities	8.4	5.3

Total current liabilities	187.3	389.4
Long-term debt (Note 6)	1,413.1	1,254.8
Convertible debentures	351.4	363.1
Derivative instruments liability (Notes 7 and 8)	52.4	76.1
Deferred income taxes (Note 9)	98.8	111.5
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $10.6 million and $8.1 million at September 30, 2014 and December 31, 2013, respectively	34.9	38.7
Other non-current liabilities	61.8	65.4
Commitments and contingencies (Note 16)	—	—

Total liabilities	2,199.7	2,299.0
Equity
Common shares, no par value, unlimited authorized shares; 120,806,572 and 120,205,813 issued and outstanding at September 30, 2014 and December 31, 2013, respectively (Note 13)	1,287.0	1,286.1
Preferred shares issued by a subsidiary company (Note 13)	221.3	221.3
Accumulated other comprehensive loss	(46.9)	(22.4)
Retained deficit	(850.4)	(655.4)

Total Atlantic Power Corporation shareholders' equity	611.0	829.6
Noncontrolling interests (Note 13)	245.8	266.4

Total equity	856.8	1,096.0

Total liabilities and equity	$3,056.5	$3,395.0

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Project revenue:
Energy sales	$69.6	$72.9	$234.2	$226.6
Energy capacity revenue	49.1	49.9	124.0	127.1
Other	19.6	17.2	68.6	59.7

	138.3	140.0	426.8	413.4
Project expenses:
Fuel	49.3	46.7	159.5	144.4
Operations and maintenance	34.0	37.3	101.2	111.0
Development	1.0	1.4	2.7	4.9
Depreciation and amortization	40.8	42.0	122.3	124.7

	125.1	127.4	385.7	385.0
Project other income (expense):
Change in fair value of derivative instruments (Notes 7 and 8)	0.4	(3.5)	12.3	33.4
Equity in earnings of unconsolidated affiliates (Note 4)	15.4	39.1	27.3	55.0
Interest expense, net	(5.8)	(9.0)	(26.3)	(25.7)
Impairment (Note 5)	(91.8)	(34.8)	(106.6)	(34.7)

	(81.8)	(8.2)	(93.3)	28.0

Project (loss) income	(68.6)	4.4	(52.2)	56.4
Administrative and other expenses (income):
Administration	9.2	8.4	26.7	28.5
Interest, net	26.7	27.5	120.8	78.7
Foreign exchange (gain) loss (Note 8)	(19.0)	9.1	(20.4)	(12.9)
Other income (Note 3)	—	—	(2.1)	(9.5)

	16.9	45.0	125.0	84.8

Loss from continuing operations before income taxes	(85.5)	(40.6)	(177.2)	(28.4)
Income tax expense (benefit) (Note 9)	5.6	—	(7.4)	(1.9)

Loss from continuing operations	(91.1)	(40.6)	(169.8)	(26.5)
Net loss from discontinued operations, net of tax (Note 12)	—	—	(0.1)	(5.2)

Net loss	(91.1)	(40.6)	(169.9)	(31.7)
Net loss attributable to noncontrolling interests	(5.1)	(2.5)	(11.8)	(3.3)
Net income attributable to preferred shares dividends of a subsidiary company	2.9	3.2	8.8	9.5

Net loss attributable to Atlantic Power Corporation	$(88.9)	$(41.3)	$(166.9)	$(37.9)

Basic loss per share: (Note 11)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.74)	$(0.34)	$(1.38)	$(0.28)
Loss from discontinued operations, net of tax	—	—	—	(0.04)

Net loss attributable to Atlantic Power Corporation	$(0.74)	$(0.34)	$(1.38)	$(0.32)
Diluted loss per share: (Note 11)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.74)	$(0.34)	$(1.38)	$(0.28)
Loss from discontinued operations, net of tax	—	—	—	(0.04)

Net loss attributable to Atlantic Power Corporation	$(0.74)	$(0.34)	$(1.38)	$(0.32)
Weighted average number of common shares outstanding: (Note 11)
Basic	120.7	120.0	120.6	119.8
Diluted	120.7	120.0	120.6	119.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2014	2013
Net loss	$(91.1)	$(40.6)
Other comprehensive income, net of tax:
Unrealized income (loss) on hedging activities	$0.1	$(0.1)
Net amount reclassified to earnings	0.2	0.2

Net unrealized gain on derivatives	0.3	0.1
Foreign currency translation adjustments	(23.1)	10.7

Other comprehensive (loss) income, net of tax	(22.8)	10.8

Comprehensive loss	(113.9)	(29.8)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(2.2)	0.7

Comprehensive loss attributable to Atlantic Power Corporation	$(111.7)	$(30.5)

	Nine months ended September 30,
	2014	2013
Net loss	$(169.9)	$(31.7)
Other comprehensive income, net of tax:
Unrealized (loss) income on hedging activities	$(0.6)	$0.5
Net amount reclassified to earnings	0.6	0.6

Net unrealized gain on derivatives	—	1.1
Foreign currency translation adjustments	(24.5)	(19.3)

Other comprehensive loss, net of tax	(24.5)	(18.2)

Comprehensive loss	(194.4)	(49.9)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(3.0)	6.2

Comprehensive loss attributable to Atlantic Power Corporation	$(191.4)	$(56.1)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(169.9)	$(31.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	122.3	135.0
Loss of discontinued operations	—	32.8
Gain on sale of asset	(2.1)	(4.6)
Gain on sale of equity investment	(8.6)	(30.4)
Long-term incentive plan expense	1.8	1.7
Impairment charges	106.6	39.8
Equity in earnings from unconsolidated affiliates	(18.8)	(24.6)
Distributions from unconsolidated affiliates	52.8	28.5
Unrealized foreign exchange (gain) loss	(21.0)	1.5
Change in fair value of derivative instruments	(12.3)	(44.1)
Change in deferred income taxes	(11.1)	(11.9)
Change in other operating balances
Accounts receivable	(0.3)	4.5
Inventory	(4.3)	(1.5)
Prepayments, refundable income taxes and other assets	18.2	54.2
Accounts payable	(4.8)	(11.9)
Accruals and other liabilities	(2.6)	6.0

Cash provided by operating activities	45.9	143.3
Cash flows provided by investing activities:
Change in restricted cash	78.2	(99.1)
Proceeds from sale of asset, net	0.9	183.0
Proceeds from sale of equity investment asset, net	8.6	—
Proceeds from treasury grant	—	103.2
Biomass development costs	—	(0.1)
Construction in progress	(1.3)	(35.2)
Purchase of property, plant and equipment	(10.0)	(4.2)

Cash provided by investing activities	76.4	147.6
Cash flows used in financing activities:
Proceeds from senior secured term loan facility	600.0	—
Proceeds from project-level debt	—	20.8
Repayment of corporate and project-level debt	(621.9)	(115.4)
Payments for revolving credit facility borrowings	—	(67.0)
Deferred financing costs	(39.0)	(0.5)
Equity contribution from noncontrolling interest	—	44.6
Offering costs related to tax equity	—	(1.0)
Dividends paid to common shareholders	(32.0)	(54.2)
Dividends paid to noncontrolling interests	(20.4)	(13.9)

Cash used in financing activities	(113.3)	(186.6)
Net increase in cash and cash equivalents	9.0	104.3
Less cash at discontinued operations	—	(0.3)
Cash and cash equivalents at beginning of period at discontinued operations	—	6.5
Cash and cash equivalents at beginning of period	158.6	60.2

Cash and cash equivalents at end of period	$167.6	$170.7

Supplemental cash flow information
Interest paid	$124.4	$87.0
Income taxes paid, net	$1.0	$4.6
Accruals for construction in progress	$8.2	$8.3

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business and basis of presentation

Nature of business

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of September 30, 2014, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,945 megawatts ("MW") in which our aggregate ownership interest is approximately 2,024 MW. Our current portfolio consists of interests in twenty-eight operational power generation projects across eleven states in the United States and two provinces in Canada. Twenty of our projects are majority-owned subsidiaries.

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

        In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of September 30, 2014, the results of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and our cash flows for the nine months ended September 30, 2014 and 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

Reclassifications

        Prior year amounts for restricted cash have been reclassified from current to long-term to conform to the current period presentation.

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

Issued

        In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity's ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Even if an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Because there is no guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related note disclosures, there is

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business and basis of presentation (Continued)

diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, (iii) management's plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management's plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity's ability to continue as a going concern. These changes become effective for us for the 2016 annual period. We have determined that the adoption of these changes will not have an impact on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

        In April 2014, the FASB issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity's financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity's operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes become effective on January 1, 2015. The adoption of these changes will not have an immediate impact on the consolidated financial statements. This guidance will need to be considered in the event that we initiate a disposal transaction.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

2. Changes in accumulated other comprehensive loss by component

        The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Foreign currency translation
Balance at beginning of period	$(23.6)	$(17.5)	$(22.2)	$12.5
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(23.1)	10.7	(24.5)	(19.3)

Balance at end of period	$(46.7)	$(6.8)	$(46.7)	$(6.8)

Pension
Balance at beginning of period	$(0.4)	$(1.8)	$(0.4)	$(1.8)
Other comprehensive loss:
Amortization of net actuarial gain	—	—	—	—

Balance at end of period	$(0.4)	$(1.8)	$(0.4)	$(1.8)

Cash flow hedges
Balance at beginning of period	$(0.1)	$(0.4)	$0.2	$(1.4)
Other comprehensive (loss) income:
Net change from periodic revaluations	0.2	(0.2)	(1.0)	0.8
Tax (expense) benefit	(0.1)	0.1	0.4	(0.3)

Total Other comprehensive income (loss) before reclassifications, net of tax	0.1	(0.1)	(0.6)	0.5
Net amount reclassified to earnings:
Interest rate swaps(2)	0.3	0.3	1.0	1.0
Fuel commodity swaps(3)	—	—	—	—

Sub-total	0.3	0.3	1.0	1.0
Tax expense	(0.1)	(0.1)	(0.4)	(0.4)

Total amount reclassified from Accumulated other comprehensive income, net of tax	0.2	0.2	0.6	0.6
Total Other comprehensive income	0.3	0.1	—	1.1

Balance at end of period	$0.2	$(0.3)	$0.2	$(0.3)

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Acquisitions and divestments

2014 Divestments

(a)
Delta-Person

        In December 2012, we and the other owners of Delta-Person, entered into a purchase and sale agreement with BHB Power, LLC and Public Service Company of New Mexico to sell the project for approximately $37.2 million including working capital adjustments. The sale of Delta-Person closed in July 2014 resulting in a gain on sale of approximately $8.6 million that was recorded as a component of equity in earnings of unconsolidated affiliates in the consolidated statement of operations for the three and nine months ended September 30, 2014. We received net cash proceeds in July 2014 for our ownership interest of approximately $7.2 million in the aggregate. We expect to receive an additional $1.4 million of cash proceeds held in escrow for up to twelve months after the close of the transaction. We intend to use the net proceeds from the sale for general corporate purposes.

(b)
Greeley

        In March 2014, we closed a transaction with Initium Power Partners, LLC. ("Initium"), whereby Initium agreed to purchase all of the issued and outstanding membership interests in Greeley for approximately $1.0 million. We recorded a $2.1 million non-cash gain on the sale in the consolidated statement of operations. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2014.

2013 Divestments

(a)
Gregory

        In April 2013, we and the other owners of Gregory, entered into a purchase and sale agreement with an affiliate of NRG Energy, Inc. to sell the project for approximately $274.2 million including working capital adjustments. The sale of Gregory closed in August 2013 resulting in a gain on sale of approximately $31.0 million, which was recorded as a component of equity in earnings of unconsolidated affiliates in the consolidated statement of operations for the three and nine months ended September 30, 2013. We received net cash proceeds for our ownership interest of approximately $34.6 million in the aggregate, after repayment of project-level debt and transaction expenses. As of September 30, 2014, approximately $0.9 million of these proceeds remain in escrow for any post-closing adjustments that may arise subsequent to the closing date. We used the net proceeds from the sale for general corporate purposes.

(b)
Auburndale, Lake and Pasco

        In January 2013, we entered into a purchase and sale agreement for the sale of our Auburndale Power Partners, L.P. ("Auburndale"), Lake CoGen, Ltd. ("Lake") and Pasco CoGen, Ltd. ("Pasco") projects (collectively, the "Florida Projects") for approximately $140.0 million, with working capital adjustments. The sale closed in April 2013, and we received net cash proceeds of approximately $117.0 million in the aggregate, after repayment of project-level debt at Auburndale and settlement of all outstanding natural gas swap agreements at Lake and Auburndale. This includes approximately $92.0 million received at closing and cash distributions from the Florida Projects of approximately

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Acquisitions and divestments (Continued)

$25.0 million received since January 1, 2013. We used a portion of the net proceeds from the sale to fully repay our senior credit facility, which had an outstanding balance of approximately $64.1 million on the closing date. The remaining cash proceeds were used for general corporate purposes. The Florida Projects were accounted for as a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2013. See Note 12, Discontinued Operations, for further information.

(c)
Path 15

        In March 2013, we entered into a purchase and sales agreement with Duke Energy Corporation and American Transmission Co., to sell our interests in the Path 15 transmission line ("Path 15"). The sale closed on April 30, 2013 and we received net cash proceeds from the sale, including working capital adjustments, of approximately $52.0 million, plus a management agreement termination fee of $4.0 million, for a total sale price of approximately $56.0 million. The cash proceeds were used for general corporate purposes. All project level debt issued by Path 15, totaling $137.2 million, transferred with the sale. Path 15 was accounted for as a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2013. See Note 12, Discontinued Operations, for further information.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

        The following summarizes the operating results for the three and nine months ended September 30, 2014 and 2013, respectively, for earnings in our equity method investments:

	Three months ended September 30,		Nine months ended September 30,
Operating results	2014	2013	2014	2013
Revenue
Chambers	$12.0	$13.4	$42.6	$40.0
Other(1)	32.6	37.2	105.8	117.7

	44.6	50.6	148.4	157.7
Project expenses
Chambers	9.9	10.1	35.0	30.8
Other(1)	26.2	29.3	87.7	97.5

	36.1	39.4	122.7	128.3
Project other expense
Chambers	(0.4)	(0.7)	(2.6)	(1.8)
Other(1)	7.3	28.6	4.2	27.4

	6.9	27.9	1.6	25.6
Project income
Chambers	$1.7	$2.6	$5.0	$7.4
Other(1)(2)	13.7	36.5	22.3	47.6

	15.4	39.1	27.3	55.0

(1)
Includes equity method investments that individually do not exceed 10% of consolidated total assets or income (loss) before income taxes.

(2)
Includes an $8.6 million gain on the sale of Delta-Person.

5. Goodwill

        Our goodwill balance was $197.2 million and $296.3 million as of September 30, 2014 and December 31, 2013, respectively. We recorded $331.1 million of goodwill in connection with the acquisition of Capital Power Income L.P. (the "Partnership") in 2011. We apply an accounting standard under which goodwill has an indefinite life and is not amortized. Goodwill is tested for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is at the project level and, the lowest level below the operating segments for which discrete financial information is available. For reporting units that fail step 1 of the goodwill impairment test, we will initiate a step 2 test to quantify the amount, if any, of non-cash impairment to record.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Goodwill (Continued)

        Based on the continued deficit of our market capitalization as compared to our book carrying value, we determined that it was appropriate to initiate a test of the remaining goodwill at our reporting units prior to our annual goodwill impairment test that will occur in the fourth quarter of 2014. The test was performed as of August 31, 2014 and concluded during the quarter ended September 30, 2014.

        As a result of the event-driven goodwill assessment, we recorded a $17.9 million full impairment at the Kenilworth reporting unit (East segment), a $50.2 million full impairment at the Manchief reporting unit (West Segment) and a $23.7 million partial impairment at the Williams Lake reporting unit (West segment). The total impairment recorded in the three months ended September 30, 2014 was $91.8 million. The goodwill impairment recorded at each reporting unit was primarily due to (i) decreases in forward merchant energy prices subsequent to the expiration of the reporting units' respective energy service agreement ("ESA") or PPA, as applicable as compared to the assumptions at the time of the reporting units' acquisition in November 2011, (ii) the continued amortization of cash flows under the reporting units' respective ESA or PPAs and (iii) an increase in the discount rate reflecting increased re-contracting risk. At the time of its acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for each of the Kenilworth, Manchief and Williams Lake reporting units were valued assuming a merchant basis for the period subsequent to the expiration of the projects' original ESAs or PPAs. As discussed above, these forecasted energy revenues on a merchant basis were higher than the energy prices currently forecasted to be in effect subsequent to the expiration of these reporting units' ESAs or PPAs. Power prices have declined from 2011 due to several factors including decreased demand and lower natural gas prices resulting from an abundance of shale gas. Our forecasts for discounted cash flows also reflect a higher level of uncertainty for re-contracting at prices that were previously forecasted in 2011.

        In addition, under step 1 of our goodwill impairment tests performed during the third quarter of 2014, the total fair value of the Curtis Palmer, Morris, Mamquam, Nipigon, North Bay, Kapuskasing, Calstock and Moresby Lake reporting units exceeded their carrying value by approximately $265 million or 64%.

        Under our accounting policies for long-lived assets and goodwill impairment, we also perform an impairment analysis at the earlier of (i) executing a new PPA (or other arrangement) and (ii) six months prior to the expiration of an existing PPA. The Tunis project's PPA expires on December 31, 2014 and accordingly, we performed a long-lived asset impairment test and a goodwill impairment test as of June 30, 2014. Based on the results of our long-lived asset impairment test, it was determined that the weighted average estimated undiscounted cash flows for Tunis over its remaining useful life did not exceed the carrying value of the property, plant and equipment at the Tunis reporting unit. As a result, the project recorded a $9.6 million long-lived asset impairment charge in the three months ended June 30, 2014 which was the difference between the carrying value of the project's property, plant and equipment and its estimated fair market value.

        Subsequent to adjusting the carrying value of the Tunis reporting unit for the $9.6 million long-lived asset impairment, we performed an impairment analysis for the project's goodwill. The project failed step 1 of the impairment test because the weighted average estimated discounted cash

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Goodwill (Continued)

flows over its remaining useful life did not exceed the carrying value of the Tunis reporting unit. We performed step 2 of the goodwill impairment test and wrote off all of the project's goodwill because the carrying value of goodwill exceeded its implied fair value. As a result, Tunis, a component of the East segment, recorded a $5.2 million goodwill impairment charge in the three months ended June 30, 2014. The implied fair value of goodwill was determined in the same manner as the value of goodwill is determined in a business combination, using the fair value of the reporting unit as if it were the purchase price. The total $14.8 million long-lived asset and goodwill impairment was primarily due to our assessment of the forecasted cash flows from re-contracting and other strategic outcomes.

        We updated our probability-based long-lived asset impairment analysis for Tunis as of September 30, 2014 and determined that, based on the weighted average estimated undiscounted cash flows for the project over its remaining useful life, no further impairment of long-lived assets was required.

        We determine the fair value of our reporting units using an income approach with discounted cash flow ("DCF") models, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected merchant power prices, generation, fuel costs and capital expenditure requirements. The undiscounted and discounted cash flows utilized in our long-lived asset recovery and step 1 and 2 goodwill impairment tests for our reporting units are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. All cash flow forecasts from DCF models utilized estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We used historical experience to determine estimated future capital investment requirements. The discount rate applied to the DCF models represents the weighted average cost of capital ("WACC") consistent with the risk inherent in future cash flows of the particular reporting unit and is based upon an assumed capital structure, cost of long-term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the WACC rate were obtained from reputable third party sources. We utilized the assistance of valuation experts to perform step 1 and step 2 of the quantitative impairment test for several of our reporting units. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

        The valuation of long lived assets and goodwill for the impairment analyses is considered a level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect management's own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities. Fair value determinations require considerable judgment and are sensitive to changes in these underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of a goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include macroeconomic factors that significantly differ from our assumptions in timing or degree, increased input costs such as higher fuel prices and maintenance costs, or lower power prices than incorporated in our long-term forecasts. See "Risk

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Goodwill (Continued)

Factors—Risks Related to Our Business and Our Projects—Impairment of goodwill or long-lived assets could have a material adverse effect on our business, results of operations and financial condition" in our Annual Report on Form 10-K for the year ended December 31, 2013.

        The following table is a rollforward of goodwill for the nine months ended September 30, 2014:

	East	West	Wind	Un-allocated corporate	Total
Balance at December 31, 2013	$107.8	$188.5	$—	$—	$296.3
Impairment of Goodwill	(23.1)	(73.9)	—	—	(97.0)
Translation adjustment	—	(2.1)	—	—	(2.1)

Balance at September 30, 2014	$84.7	$112.5	$—	$—	$197.2

6. Long-term debt

        Long-term debt consists of the following:

	September 30, 2014	December 31, 2013	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$552.8	$—	LIBOR(1) plus 3.8%
Senior unsecured notes, due 2018(2)	319.9	460.0	9.0%
Senior unsecured notes, due June 2036 (Cdn$210.0)	187.5	197.4	6.0%
Senior unsecured notes, due July 2014(3)	—	190.0	5.9%
Series A senior unsecured notes, due August 2015(3)	—	150.0	5.9%
Series B senior unsecured notes, due August 2017(3)	—	75.0	6.0%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	26.7	30.5	LIBOR plus 3.1%
Cadillac term loan, due 2025	34.0	35.4	6.0% – 8.0%
Piedmont term loan, due 2018(4)	65.9	76.6	5.2%
Meadow Creek term loan, due 2024	167.3	169.8	2.9% – 5.6%
Rockland term loan, due 2027	84.4	85.3	6.4%
Other long-term debt	0.7	1.0	5.5% – 6.7%
Less: current maturities	(26.1)	(216.2)

Total long-term debt	$1,413.1	$1,254.8

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Long-term debt (Continued)

        Current maturities consist of the following:

	September 30, 2014	December 31, 2013	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2021	$5.5	$—	LIBOR(1) plus 3.8%
Senior unsecured notes, due July 2014(3)	—	190.0	5.9%
Epsilon Power Partners term facility, due 2019	5.5	5.0	LIBOR plus 3.1%
Cadillac term loan, due 2025	3.8	2.0	6.0% – 8.0%
Piedmont term loan, due 2018(4)	4.7	12.6	5.2%
Meadow Creek term loan, due 2024	4.8	4.9	2.9% – 5.6%
Rockland term loan, due 2027	1.6	1.5	6.4%
Other short-term debt	0.2	0.2	5.5 – 6.7%

Total current maturities	$26.1	$216.2

(1)
LIBOR cannot be less than 1.00%. On May 5, 2014 we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount ($190.7 million at September 30, 2014) of the $600.0 million ($552.8 million at September 30, 2014) outstanding aggregate borrowings under our senior secured term loan facility. See Note 8, Accounting for derivative instruments and hedging activities for further details.

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

  New Senior Secured Credit Facilities

        On February 24, 2014, Atlantic Power Limited Partnership ("the Partnership"), our wholly-owned indirect subsidiary, entered into a new senior secured term loan facility (the "New Term Loan Facility"), comprising of $600 million in aggregate principal amount, and a new senior secured revolving credit facility (the "New Revolving Credit Facility") with a capacity of $210 million (collectively, the "New Senior Secured Credit Facilities"). Borrowings under the New Senior Secured Credit Facilities are available in U.S. dollars and Canadian dollars and bear interest at a rate equal to the Adjusted Eurodollar Rate (LIBOR), the Base Rate or the Canadian Prime Rate, each as defined in the credit agreement governing the New Senior Secured Credit Facilities (the "Credit Agreement"), as applicable, plus an applicable margin between 2.75% and 3.75% that varies depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. The applicable margin for term loans bearing interest at the Adjusted Eurodollar Rate and the Base Rate is 3.75% and 2.75% respectively and was 3.75% at September 30, 2014. The Adjusted Eurodollar Rate cannot be less than 1.00% (1.00% at September 30, 2014). As further described in Note 8, the Partnership entered into interest rate swap agreements on May 5, 2014 to mitigate the exposure to changes in the Adjusted Eurodollar Rate for a portion of the New Term Loan Facility.

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

        On February 26, 2014, $600 million was drawn under the New Term Loan Facility, and letters of credit in an aggregate face amount of $144.1 million ($106.0 million as of September 30, 2014) were issued (but not drawn) pursuant to the revolving commitments under the New Revolving Credit Facility and used to (i) satisfy a debt service reserve requirement in an amount equivalent to six months of debt service (approximately $15.8 million) and (ii) support contractual credit support obligations of the Partnership and its subsidiaries and of certain other of our affiliates.

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

  Notes of Atlantic Power Corporation

        On November 5, 2011, we completed a private placement of $460.0 million aggregate principal amount of 9.0% senior notes due 2018 (the "9.0% Notes") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The 9.0% Notes were issued at an issue price of 97.471% of the face amount of the Atlantic Notes for aggregate gross proceeds to us of $448.0 million.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Long-term debt (Continued)

        As a consequence, further dividend payments, which are declared and paid at the discretion of our board of directors, in the aggregate cannot exceed the covenant's "basket" provision of the greater of $50 million and 2% of consolidated net assets (approximately $57.4 million at September 30, 2014) until such time that we satisfy the fixed charge coverage ratio test. We have declared eight monthly dividends in January through August 2014, totaling approximately $29.3 million, that were subject to the basket provision. For the trailing twelve months ended September 30, 2014, dividend payments to our shareholders totaled approximately Cdn$44.2 million. In September 2014, we adjusted our dividend to Cdn$0.03 per common share to be paid quarterly based on an annual dividend payment of Cdn$0.12 per common share, with the first quarterly dividend expected to be declared in November and paid at the end of December 2014. No dividends were declared in September 2014. Dividends to shareholders are paid, if and when declared by, and subject to the discretion of, the Board of Directors.

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

  Non-Recourse Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash. At September 30, 2014, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project-level debt. During the first quarter of 2014, Piedmont underwent forced maintenance outages that resulted in the project not meeting its debt service coverage ratio covenant as of September 30, 2014. We do not expect Piedmont to meet its debt service coverage ratio covenant or make distributions for at least the next eighteen months.

7. Fair value of financial instruments

        The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2014 and December 31, 2013.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Fair value of financial instruments (Continued)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$167.6	$—	$—	$167.6
Restricted cash(1)	36.0	—	—	36.0
Derivative instruments asset	—	5.8	—	5.8

Total	$203.6	$5.8	$—	$209.4

Liabilities:
Derivative instruments liability	$—	$82.0	$—	$82.0

Total	$—	$82.0	$—	$82.0

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$158.6	$—	$—	$158.6
Restricted cash	114.2	—	—	114.2
Derivative instruments asset	—	13.2	—	13.2

Total	$272.8	$13.2	$—	$286.0

Liabilities:
Derivative instruments liability	$—	$104.6	$—	$104.6

Total	$—	$104.6	$—	$104.6

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

        We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2014, the credit valuation adjustments resulted in a $10.4 million net increase in fair value, which

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Fair value of financial instruments (Continued)

consists of a $0.6 million pre-tax gain in other comprehensive loss and a $9.8 million gain in change in fair value of derivative instruments. As of December 31, 2013, the credit valuation adjustments resulted in an $11.1 million net increase in fair value, which consists of a $0.5 million pre-tax gain in other comprehensive income (loss) and a $10.6 million gain in change in fair value of derivative instruments.

8. Accounting for derivative instruments and hedging activities

        We recognize all derivative instruments on the balance sheet as either assets or liabilities and measure them at fair value each reporting period. We have one contract designated as a cash flow hedge, and we defer the effective portion of the change in fair value of the derivatives in accumulated other comprehensive income (loss), until the hedged transactions occur and are recognized in earnings (loss). The ineffective portion of a cash flow hedge is immediately recognized in earnings (loss). For our other derivatives that are not designated as cash flow hedges, the changes in the fair value are immediately recognized in earnings (loss). These guidelines apply to our natural gas swaps, interest rate swaps, and foreign exchange contracts.

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

        In June 2014, the Partnership entered into contracts for the purchase of 2.9 million Gigajoules ("Gj") of future natural gas purchases beginning on November 1, 2014 and expiring on December 31, 2017 for our projects in Ontario. These contracts effectively fix the price of approximately 98% of our expected uncontracted gas requirements for each of 2014 and 2015 and 32% and 30% of our expected uncontracted gas requirements for 2016 and 2017, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2014. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

        We have entered into various natural gas swaps to effectively fix the price of 7.3 million Mmbtu of future natural gas purchases at Orlando, which is approximately 100% of our share of the expected on-peak natural gas purchases at the project through 2016 or approximately 89%, 62% and 63% of our share of the expected base load natural gas purchases for 2014, 2015 and 2016, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2014. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

        The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate of 1.7% plus an applicable margin ranging from 3.5% to 3.8% through February 29, 2016. From February 2016 until the maturity of the debt in November 2017, the fixed rate of the swap is 4.47% and the applicable margin is 4.0%, resulting in an all-in rate of 8.5%. The swap continues at the fixed rate of 4.47% from the maturity of the debt in November 2017 until November 2030. Prior to conversion of the Piedmont Construction loan facility to a term loan, the notional amounts of the interest rate swap agreements matched the estimated outstanding principal balance of Piedmont's construction loan facility. The interest rate swaps were executed on October 21, 2010 and November 2, 2010 and expire on February 29, 2016 and November 30, 2030, respectively. As a result of the Piedmont term loan conversion on February 14, 2014, these swap agreements were amended to reduce the notional amounts to match the outstanding $68.5 million principal of the term loan. We recorded $1.0 million of deferred financing costs related to this transaction in the consolidated balance sheets. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

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

        On May 5, 2014 the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($190.7 million at September 30, 2014) of the $600 million aggregate principal amount of borrowings ($552.8 million at September 30, 2014) under the New Term Loan Facility. Borrowings under the $600 million New Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the New Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the New Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%. The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Foreign currency forward contracts

        From time to time, we use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars. On February 20, 2014, we paid $0.4 million to terminate all of our remaining foreign currency forward contracts in connection with the termination of our prior revolving credit facility and recorded their settlement in foreign exchange gain in the consolidated statement of operations for the three months ended March 31, 2014. On April 2, 2014, we executed a foreign currency forward contract in which we agreed to sell $41.0 million on September 30, 2014 and receive Cdn$45.3 million at a foreign exchange rate of Cdn$1.105 per U.S. dollar in order to mitigate the foreign exchange risk on the repayment at maturity of the Cdn$44.8 million convertible debentures due in October 2014. We recorded a $0.5 million realized foreign exchange loss on the expiration of the foreign currency forward contract on September 30, 2014. We repaid the Cdn$44.8 million convertible debentures with cash on hand at their maturity on October 31, 2014.

  Volume of forecasted transactions

        We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption as of September 30, 2014 and December 31, 2013:

	Units	September 30, 2014	December 31, 2013
Natural gas swaps	Natural Gas (Mmbtu)	7.3	5.6
Gas purchase agreements	Natural Gas (Gj)	36.7	41.1
Interest rate swaps	Interest (US$)	151.7	161.2
Currency forwards	Cdn$	—	34.9

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Fair value of derivative instruments

        We have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.2
Interest rate swaps long-term	—	2.6

Total derivative instruments designated as cash flow hedges	—	3.8

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	5.8	7.1
Interest rate swaps long-term		13.1
Foreign currency forward contracts current	—	—
Foreign currency forward contracts long-term	—	—
Natural gas swaps current	—	0.8
Natural gas swaps long-term	—	1.0
Gas purchase agreements current	—	20.5
Gas purchase agreements long-term	—	35.7

Total derivative instruments not designated as cash flow hedges	5.8	78.2

Total derivative instruments	$5.8	$82.0

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

  Accumulated other comprehensive income (loss)

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax:

For the three months ended September 30, 2014	Interest Rate Swaps
Accumulated OCI balance at June 30, 2014	$(0.1)
Change in fair value of cash flow hedges	0.1
Realized from OCI during the period	0.2

Accumulated OCI balance at September 30, 2014	$0.2

For the three months ended September 30, 2013	Interest Rate Swaps
Accumulated OCI balance at June 30, 2013	$(0.4)
Change in fair value of cash flow hedges	(0.1)
Realized from OCI during the period	0.2

Accumulated OCI balance at September 30, 2013	$(0.3)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

For the nine months ended September 30, 2014	Interest Rate Swaps
Accumulated OCI balance at January 1, 2014	$0.2
Change in fair value of cash flow hedges	(0.6)
Realized from OCI during the period	0.6

Accumulated OCI balance at September 30, 2014	$0.2

For the nine months ended September 30, 2013	Interest Rate Swaps	Natural Gas Swaps	Total
Accumulated OCI balance at January 1, 2013	$(1.5)	$0.1	$(1.4)
Change in fair value of cash flow hedges	0.5	—	0.5
Realized from OCI during the period	0.7	(0.1)	0.6

Accumulated OCI balance at September 30, 2013	$(0.3)	$—	$(0.3)

  Impact of derivative instruments on the consolidated statements of operations

        The following table summarizes realized (gains) and losses for derivative instruments not designated as cash flow hedges:

		Three months ended September 30,
	Classification of (gain) loss recognized in income
		2014	2013
Natural gas swaps	Fuel	$0.3	$—
Gas purchase agreements	Fuel	13.3	7.6
Interest rate swaps	Interest, net	(0.6)	(2.7)
Foreign currency forwards	Foreign exchange loss (gain)	0.6	(1.1)

		Nine months ended September 30,
	Classification of (gain) loss recognized in income
		2014	2013
Natural gas swaps	Fuel	$4.0	$—
Gas purchase agreements	Fuel	42.6	38.0
Interest rate swaps	Interest, net	(8.4)	(9.4)
Foreign currency forwards	Foreign exchange loss (gain)	0.5	(14.4)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

        The following table summarizes the unrealized (gains) and losses resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

		Three months ended September 30,
	Classification of (gain) loss recognized in income
		2014	2013
Natural gas swaps	Change in fair value of derivatives	$1.5	$0.6
Gas purchase agreements	Change in fair value of derivatives	(2.1)	3.6
Interest rate swaps	Change in fair value of derivatives	0.2	(0.7)

Total change in fair value of derivative instruments		$(0.4)	$3.5

Foreign currency forwards	Foreign exchange loss (gain)	$1.4	$(0.2)

		Nine months ended September 30,
	Classification of (gain) loss recognized in income
		2014	2013
Natural gas swaps	Change in fair value of derivatives	$(2.0)	$1.4
Gas purchase agreements	Change in fair value of derivatives	(20.7)	(12.0)
Interest rate swaps	Change in fair value of derivatives	10.4	(22.8)

Total change in fair value of derivative instruments		$(12.3)	$(33.4)

Foreign currency forwards	Foreign exchange loss	$1.1	$18.5

9. Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Current income tax expense	$1.1	$5.4	$3.7	$10.8
Deferred tax expense (benefit)	4.5	(5.4)	(11.1)	(12.7)

Total income tax expense (benefit), net	$5.6	$—	$(7.4)	$(1.9)

        Income tax expense for the three months ended September 30, 2014 was $5.6 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $22.3 million. The primary items impacting the tax rate for the three months ended September 30, 2014 were $33.7 million relating to goodwill impairment, $5.1 million relating to a change in the valuation allowance, and $2.0 million of noncontrolling interest adjustments. These items were partially offset by $8.7 million relating to operating in higher tax rate jurisdictions, $3.5 million relating to foreign exchange and $0.7 million of other permanent differences.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

9. Income taxes (Continued)

        Income tax benefit for the nine months ended September 30, 2014 was $7.4 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $46.1 million. The primary items impacting the tax rate for the nine months ended September 30, 2014 were $34.4 million relating to a change in the valuation allowance, $33.7 million relating to goodwill impairment, and $4.5 million relating to noncontrolling interest adjustments. These items were partially offset by $17.9 million relating to operating in higher tax rate jurisdictions, $10.6 million of capital losses recognized on tax restructuring, $4.7 million relating to foreign exchange and $0.6 million of other permanent differences.

10. Equity compensation plans

  Long-Term Incentive Program

        The following table summarizes the changes in LTIP notional units during the nine months ended September 30, 2014:

	Units	Grant Date Weighted-Average Price per Unit
Outstanding at December 31, 2013	766,988	$7.86
Granted	1,776,083	2.64
Reinvested	163,413	3.84
Forfeited	(250,600)	6.88
Exercised	(242,160)	8.72

Outstanding at September 30, 2014	2,213,724	$3.39

        Certain awards have a market condition based on our total shareholder return during the performance period compared to a group of peer companies and, in some cases, Project Adjusted EBITDA per common share compared to budget. Compensation expense for notional units granted in 2014 is recorded net of estimated forfeitures. See Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for further details. Cash payments made for vested notional units for the nine months ended September 30, 2014 and 2013 was $0.2 million and $0.9 million, respectively. Compensation expense for LTIP was $0.9 million and $1.8 million for the three and nine months ended September 30, 2014, respectively and $0.4 million and $1.7 million for the three and nine months ended September 30, 2013, respectively.

11. Basic and diluted loss per share

        Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during their respective period. Diluted loss per share is computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include shares that would be issued if all of the convertible debentures were converted into shares at January 1, 2013. Dilutive potential shares also include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

11. Basic and diluted loss per share (Continued)

LTIP were vested and redeemed for shares under the terms of the LTIP. The following table sets forth the diluted net loss and potentially dilutive shares utilized in the per share calculation for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(88.9)	$(41.3)	$(166.8)	$(32.7)
Loss from discontinued operations, net of tax	—	—	(0.1)	(5.2)

Net loss attributable to Atlantic Power Corporation	$(88.9)	$(41.3)	$(166.9)	$(37.9)
Denominator:
Weighted average basic shares outstanding	120.7	120.0	120.6	119.8
Dilutive potential shares:
Convertible debentures	27.7	27.7	27.7	27.7
LTIP notional units	0.6	0.8	0.2	0.7

Potentially dilutive shares	149.0	148.5	148.5	148.2

Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.74)	$(0.34)	$(1.38)	$(0.28)
Diluted loss per share from discontinued operations	—	—	—	(0.04)

Diluted loss per share attributable to Atlantic Power Corporation	$(0.74)	$(0.34)	$(1.38)	$(0.32)

        Potentially dilutive shares from convertible debentures and LTIP notional units have been excluded from fully diluted shares for the three and nine months ended September 30, 2014 and 2013 because their impact would be anti-dilutive.

12. Discontinued operations

        On March 6, 2014, we sold our outstanding membership interests in Greeley for approximately $1.0 million and recorded a $2.1 million non-cash gain on the sale related to the write-off of asset retirement obligations. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, respectively.

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

        The Florida Projects and Path 15 were sold on April 12, 2013 and April 30, 2013, respectively. Accordingly, the projects' net income (loss) is recorded as income (loss) from discontinued operations, net of tax in the statements of operations for the nine months ended September 30, 2013.

        The following tables summarize the revenue, loss from operations, and income tax expense of Greeley, Rollcast, Path 15 and the Florida Projects for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$—	$1.8	$—	$79.2

Loss from operations of discontinued businesses	—	—	(0.1)	(4.4)

Income tax expense	—	—	—	0.8

Loss from operations of discontinued businesses, net of tax	$—	$—	$(0.1)	$(5.2)

        Basic and diluted loss per share related to loss from discontinued operations for Greeley, Rollcast, the Florida Projects and Path 15 was $0.00 for the three months ended September 30, 2014 and 2013, and $0.00 and ($0.04) for the nine months ended September 30, 2014 and 2013, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Equity

        The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$608.3	$221.3	$266.4	$1,096.0
Net (loss) income	(166.9)	8.8	(11.8)	(169.9)
Realized and unrealized gain on hedging activities, net of tax	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	(24.5)	—	—	(24.5)
Common shares issued for LTIP	0.8	—	—	0.8
Dividends paid to noncontrolling interests	—	—	(8.8)	(8.8)
Dividends declared on common shares	(28.1)	—	—	(28.1)
Dividends declared on preferred shares of a subsidiary company	—	(8.8)	—	(8.8)

Balance at September 30	$389.7	$221.3	$245.8	$856.8

	Nine months ended September 30, 2013
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$729.7	$221.3	$235.4	$1,186.4
Net (loss) income	(37.9)	9.5	(3.3)	(31.7)
Realized and unrealized gain on hedging activities, net of tax	1.1	—	—	1.1
Foreign currency translation adjustment, net of tax	(19.3)	—	—	(19.3)
Common shares issued for LTIP	1.2	—	—	1.2
Contribution by and sale of noncontrolling interest	—	—	44.6	44.6
Costs associated with tax equity raise	(0.9)	—	—	(0.9)
Dividends paid to noncontrolling interest	—	—	(4.4)	(4.4)
Dividends declared on common shares	(46.5)	—	—	(46.5)
Dividends declared on preferred shares of a subsidiary company	—	(9.5)	—	(9.5)

Balance at September 30	$627.4	$221.3	$272.3	$1,121.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

14. Segment and geographic information

        We have four reportable segments: East, West, Wind and Un-allocated Corporate. We revised our reportable business segments in the fourth quarter of 2013 as a result of significant project asset sales and in order to align our reportable business segments with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. Our financial results for the three and nine months ended September 30, 2014 and 2013 have been presented to reflect these changes in operating segments. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented on a proportionally consolidated basis in Project Adjusted EBITDA and in the reconciliation of Project Adjusted EBITDA to project income (loss). Greeley and Path 15, which are components of the West segment, the Florida Projects, which are components of the East segment, and Rollcast, which is a component of Un-allocated Corporate, are included in the income (loss) from discontinued operations line item in the table below. We have adjusted prior periods to reflect this reclassification. A reconciliation of Project Adjusted EBITDA to project income (loss) is included in the table below:

	East	West	Wind	Un-allocated Corporate	Consolidated
Three months ended September 30, 2014
Project revenues	$68.9	$52.4	$16.7	$0.3	$138.3
Segment assets	1,229.0	868.0	878.4	81.1	3,056.5
Project Adjusted EBITDA	$32.7	$28.3	$14.1	$(2.9)	$72.2
Change in fair value of derivative instruments	(0.9)	—	1.3	(0.8)	(0.4)
Depreciation and amortization	22.7	16.0	11.5	0.2	50.4
Interest, net	2.7	—	4.8	0.1	7.6
Other project expense (income)	17.9	65.4	—	(0.1)	83.2

Project loss	(9.7)	(53.1)	(3.5)	(2.3)	(68.6)
Administration	—	—	—	9.2	9.2
Interest, net	—	—	—	26.7	26.7
Foreign exchange gain	—	—	—	(19.0)	(19.0)

Loss from continuing operations before income taxes	(9.7)	(53.1)	(3.5)	(19.2)	(85.5)
Income tax expense	—	—	—	5.6	5.6

Net loss	$(9.7)	$(53.1)	$(3.5)	$(24.8)	$(91.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

14. Segment and geographic information (Continued)

	East	West	Wind	Un-allocated Corporate	Consolidated
Three months ended September 30, 2013
Project revenues	$71.0	$53.6	$16.0	$(0.6)	$140.0
Segment assets	1,405.7	1,043.1	890.6	157.3	3,496.7
Project Adjusted EBITDA	$33.5	$32.7	$12.9	$(4.1)	$75.0
Change in fair value of derivative instruments	4.0	—	(0.5)	0.1	3.6
Depreciation and amortization	22.1	17.0	11.9	0.1	51.1
Interest, net	5.4	0.2	5.0	0.1	10.7
Other project expense (income)	31.4	(26.3)	—	0.1	5.2

Project (loss) income	(29.4)	41.8	(3.5)	(4.5)	4.4
Administration	—	—	—	8.4	8.4
Interest, net	—	—	—	27.5	27.5
Foreign exchange loss	—	—	—	9.1	9.1

(Loss) income from continuing operations before income taxes	(29.4)	41.8	(3.5)	(49.5)	(40.6)
Income tax benefit	—	—	—	—	—

Net (loss) income from continuing operations	(29.4)	41.8	(3.5)	(49.5)	(40.6)
Income (loss) from discontinued operations	—	0.4	—	(0.4)	—

Net (loss) income	$(29.4)	$41.4	$(3.5)	$(49.1)	$(40.6)

	East	West	Wind	Un-allocated Corporate	Consolidated
Nine months ended September 30, 2014
Project revenues	$231.7	$137.7	$56.8	$0.6	$426.8
Segment assets	1,229.0	868.0	878.4	81.1	3,056.5
Project Adjusted EBITDA	$116.5	$62.3	$49.0	$(6.2)	$221.6
Change in fair value of derivative instruments	(23.5)	—	11.6	0.4	(11.5)
Depreciation and amortization	71.4	48.6	34.3	0.5	154.8
Interest, net	18.1	—	14.2	0.1	32.4
Other project expense (income)	32.8	65.4	—	(0.1)	98.1

Project income (loss)	17.7	(51.7)	(11.1)	(7.1)	(52.2)
Administration	—	—	—	26.7	26.7
Interest, net	—	—	—	120.8	120.8
Foreign exchange gain	—	—	—	(20.4)	(20.4)
Other income, net	—	—	—	(2.1)	(2.1)

Income (loss) from continuing operations before income taxes	17.7	(51.7)	(11.1)	(132.1)	(177.2)
Income tax benefit	—	—	—	(7.4)	(7.4)

Net income (loss) from continuing operations	17.1	(51.7)	(11.1)	(124.7)	(169.8)
Loss from discontinued operations	—	(0.1)			(0.1)

Net income (loss)	$17.7	$(51.8)	$(11.1)	$(124.7)	$(169.9)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

14. Segment and geographic information (Continued)

	East	West	Wind	Un-allocated Corporate	Consolidated
Nine months ended September 30, 2013
Project revenues	$222.7	$139.9	$51.7	$(0.9)	$413.4
Segment assets	1,405.7	1,043.1	890.6	157.3	3,496.7
Project Adjusted EBITDA	$112.1	$67.3	$43.4	$(11.4)	$211.4
Change in fair value of derivative instruments	(16.0)	—	(18.8)	—	(34.8)
Depreciation and amortization	66.3	51.2	35.5	0.5	153.5
Interest, net	15.5	0.2	14.8	—	30.5
Other project expense (income)	32.4	(26.6)	—	—	5.8

Project income (loss)	13.9	42.5	11.9	(11.9)	56.4
Administration	—	—	—	28.5	28.5
Interest, net	—	—	—	78.7	78.7
Foreign exchange gain	—	—	—	(12.9)	(12.9)
Other income, net	—	—	—	(9.5)	(9.5)

Income (loss) from continuing operations before income taxes	13.9	42.5	11.9	(96.7)	(28.4)
Income tax benefit	—	—	—	(1.9)	(1.9)

Net income (loss) from continuing operations	13.9	42.5	11.9	(94.8)	(26.5)
(Loss) income from discontinued operations	(1.1)	2.2	—	(6.3)	(5.2)

Net income (loss)	$15.0	$40.3	$11.9	$(88.5)	$(31.7)

        The table below provides information, by country, about our consolidated operations for the three and nine months ended September 30, 2014 and 2013 and Property, Plant & Equipment, net of accumulated depreciation, as of September 30, 2014 and December 31, 2013. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

					Property, Plant and Equipment, net of accumulated depreciation
	Project Revenue Three months ended September 30,		Project Revenue Nine months ended September 30,
					September 30, 2014	December 31, 2013
	2014	2013	2014	2013
United States	$95.3	$95.8	$286.6	$256.9	$1,279.7	$1,330.5
Canada	43.0	44.2	140.2	156.5	430.7	482.9

Total	$138.3	$140.0	$426.8	$413.4	$1,710.4	$1,813.4

        Ontario Electricity Financial Corp ("OEFC"), San Diego Gas & Electric, and BC Hydro provided 21.3%, 18.7%, and 9.8%, respectively, of total consolidated revenues for the three months ended September 30, 2014 and 23.8%, 16.2%, and 9.0%, respectively, of total consolidated revenues for the nine months ended September 30, 2014. OEFC, San Diego Gas & Electric and BC Hydro provided 21.0%, 13.2%, and 10.3%, respectively, of total consolidated revenues for the three months ended September 30, 2013 and 26.8%, 10.4%, and 11.0%, respectively, of total consolidated revenues for the nine months ended September 30, 2013. OEFC purchases electricity from the Calstock, Kapuskasing, Nipigon, North Bay and Tunis projects in the East segment. San Diego Gas & Electric purchases

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

14. Segment and geographic information (Continued)

electricity from the Naval Station, Naval Training Center, and North Island projects in the West segment. BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the West segment.

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

        In connection with the tax equity investments in our Canadian Hills project, we have expressly indemnified the investors for certain representations and warranties made by a 99%-owned subsidiary with respect to matters which we believe are remote. The expiration dates of these guarantees vary from less than one year through the indefinite termination date of the project. Our maximum undiscounted potential exposure is limited to the amount of tax equity investment less cash distributions made to the investors and any amount equal to the net federal income tax benefits arising from production tax credits.

16. Contingencies

  Shareholder class action lawsuits

  Massachusetts District Court Actions

        On March 8, 14, 15 and 25, 2013 and April 23, 2013, five purported securities fraud class action complaints were filed by alleged investors in Atlantic Power common shares in the United States District Court for the District of Massachusetts (the "District Court") against Atlantic Power and Barry E. Welch, our former President and Chief Executive Officer and a former Director of Atlantic Power, in each of the actions, and, in addition to Mr. Welch, some or all of Patrick J. Welch, our former Chief Financial Officer, Lisa Donahue, our former interim Chief Financial Officer, and Terrence Ronan, our current Chief Financial Officer, in certain of the actions (the "Proposed Individual Defendants," and together with Atlantic Power, the "Proposed Defendants") (the "U.S. Actions").

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

16. Contingencies (Continued)

        On June 6, 2014, Lead Plaintiff filed the amended complaint (the "Amended Complaint"). The Amended Complaint names as defendants Barry E. Welch and Terrence Ronan (the "Individual Defendants") and Atlantic Power (together with the Individual Defendants, the "Defendants") and alleges a class period of June 20, 2011 to March 4, 2013 (the "Class Period"). The Amended Complaint makes allegations that are substantially similar to those asserted in the five initial complaints. Specifically, the Amended Complaint alleges, among other things, that in Atlantic Power's press releases, quarterly and year-end filings and conference calls with analysts and investors, Defendants made materially false and misleading statements and omissions regarding the sustainability of Atlantic Power's common share dividend, which artificially inflated the price of Atlantic Power's common shares during the class period. The Amended Complaint continues to assert claims under Section 10(b) and, against the Individual Defendants, under Section 20(a) of the Securities Exchange Act of 1934, as amended. It also asserts a claim for unjust enrichment against the Individual Defendants. In accordance with the schedule referenced above, Defendants filed their motion to dismiss the consolidated (the "Motion to Dismiss") U.S. Action on August 5, 2014.

        On September 30, 2014, citing Atlantic Power's September 16, 2014 announcement of changes to its dividend and its President and CEO transition, Lead Plaintiff filed a motion (the "Extension Motion") requesting a thirty-day extension of its October 6, 2014 deadline for filing its brief in opposition to the Motion to Dismiss, in which to determine whether to file a second amended complaint. On October 2, 2014, the Court entered an order (i) extending Lead Plaintiff's deadline to file its opposition to the Motion to Dismiss to October 10, 2014 and (ii) requiring Defendants to file their opposition to the Extension Motion by October 2, 2014. In accordance with this order, on October 2, 2014, Defendants filed their opposition to the Extension Motion. On October 10, 2014, Lead Plaintiff filed its opposition to the Motion to Dismiss (the "Opposition") and also filed a motion for leave to amend the Amended Complaint, attaching a proposed second amended complaint. On October 21, 2014, Lead Plaintiff and Defendants filed a joint scheduling motion requesting (i) November 7, 2014 as the deadline for Defendants to file their opposition to Lead Plaintiff's motion for leave to amend the Amended Complaint; (ii) November 24, 2014 as the deadline for Defendants to file their reply in further support of the Motion to Dismiss; and (iii) November 24, 2014 as the deadline for Lead Plaintiff to file its reply in further support of its motion for leave to amend the Amended Complaint. On October 22, 2014, the Court entered an order setting this requested schedule.

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

  IRS Examination

        In 2011, the Internal Revenue Service ("IRS") began an examination of our federal income tax returns for the tax years ended December 31, 2007 and 2009. On April 2, 2012, the IRS issued various Notices of Proposed Adjustments. The principal area of the proposed adjustments pertain to the classification of U.S. real property in the calculation of the gain related to our 2009 conversion from the previous Income Participating Security structure to our current traditional common share structure. On September 14, 2014, we entered into a settlement agreement with the IRS resulting in a $3.6 million increase to our taxable income for the 2009 tax year. This increase in taxable income was offset against our current year taxable losses for the 2009 tax year and therefore resulted in no cash taxes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

16. Contingencies (Continued)

  Other

        In addition to the other matters listed, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2014.

17. Subsequent events

  Convertible Debenture Repayment

        On October 31, 2014, we used Cdn$44.8 million of cash on hand to repay at maturity our 6.5% Convertible Secured Debentures due October 31, 2014.

  Zachry Arbitration

        In October 2014, we settled a dispute in arbitration with Zachry, the contractor of Piedmont, related to work performed under the project's engineering, procurement and construction contract ("EPC"). The settlement reflects payment for the completion of the contract. Under the terms of the settlement, Piedmont agreed to pay Zachry $5.0 million within seven days following execution of the settlement agreement. The settlement results in a mutual release of all arbitration claims by both parties. The payment will be made from restricted cash at Piedmont previously reserved for retainage and arbitration claims. At September 30, 2014, Piedmont had accrued $8.2 million for the final retainage payment under the EPC. After the $5.0 million payment of the settlement agreement, the remaining $3.2 million of reversed accrual will be credited to operations and maintenance expense.

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

  •
  the effect of our recent management changes and our ability to identify and evaluate candidates to serve as our next President and Chief Executive Officer;

  •
  the outcome or impact of our business plan, including the objective of enhancing the value of our existing assets through optimization investments and commercial activities, delevering our balance sheet to improve our cost of capital and ability to compete for new investments, and utilizing our core competencies to create proprietary investment opportunities;

  •
  our ability to evaluate and/or implement potential options, including asset sales or the contribution of assets to a joint venture in order to raise additional capital for growth and/or debt reduction, and the outcome or impact on our business of any such potential options;

  •
  our ability to access liquidity for the ongoing operation of our business and the execution of our business plan or any potential options, which may involve one or more of the use of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately-placed bank or institutional non-recourse operating level debt;

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

        Forward-looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. In addition, a number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors included in the filings Atlantic Power makes from time to time with the SEC and the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report on Form 10-Q. To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to our business plan and any updates to our business strategy, such risk factors should be read in light of such information. Our business is both highly competitive and subject to various risks.

        These risks include, without limitation:

  •
  our ability to generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or finance internal or external growth opportunities;

  •
  the impact of our recent management changes on our ability to execute our business strategy;

  •
  the outcome or impact of our business plan, and our ability to evaluate and/or implement potential options, including asset sales or the contribution of assets to a joint venture in order to raise additional capital for growth or potential debt reduction, and the outcome or impact of any such potential options;

  •
  our ability to access liquidity for the ongoing operation of our business and the execution of our business plan or any potential options, which may involve one or more of the use of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately-placed bank or institutional non-recourse operating level debt;

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

OVERVIEW

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of September 30, 2014, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,945 megawatts ("MW") in which our aggregate ownership interest is approximately 2,024 MW. Our current portfolio consists of interests in twenty-eight operational power generation projects across eleven states in the United States and two provinces in Canada. Twenty of our projects are majority-owned subsidiaries.

        We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, which have expiration dates ranging from December 31, 2014 (at Tunis) to December 2037, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

        The majority of our natural gas, coal and biomass power generation projects have long-term fuel supply agreements, typically accompanied by fuel transportation arrangements. In most cases, the term of the fuel supply and transportation arrangements correspond to the term of the relevant PPAs and many of the PPAs and steam sales agreements provide for the indexing or pass- through of fuel costs to our customers. In cases where there is no pass- through of fuel costs, we often attempt to mitigate the market price risk of changing commodity costs through the use of hedging strategies.

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

RECENT DEVELOPMENTS

  Convertible Debenture Repayment

        On October 31, 2014, we used Cdn$44.8 million of cash on hand to repay at maturity our 6.5% Convertible Secured Debentures due October 31, 2014.

  Zachry Arbitration

        In October 2014, we settled a dispute in arbitration with Zachry, the contractor of Piedmont, related to work performed under the project's engineering, procurement and construction contract ("EPC"). The settlement reflects payment for the completion of the contract. Under the terms of the settlement, Piedmont agreed to pay Zachry $5.0 million within seven days of execution of the settlement agreement. The settlement results in a mutual release of all arbitration claims by both parties. The payment will be made from restricted cash at Piedmont previously reserved for retainage and arbitration claims. At September 30, 2014, Piedmont had accrued $8.2 million for the final retainage payment under the EPC. After the $5.0 million payment of the settlement agreement, the remaining $3.2 million of reversed accrual will be credited to operations and maintenance expense.

  Goodwill Impairment

        During the three months ended June 30, 2014, based on the continued deficit of our market capitalization as compared to our book carrying value, we determined that it was appropriate to initiate a test of the remaining goodwill at our reporting units. We completed this test in the three months ended September 30, 2014 and determined that goodwill was impaired at the Kenilworth (East segment), Manchief (West Segment) and Williams Lake (West segment) reporting units. The total non-cash impairment recorded in the three and nine months ended September 30, 2014 was $91.8 million.

        In addition, under step 1 of our goodwill impairment tests performed during the third quarter of 2014, the total fair value of the Curtis Palmer, Morris, Mamquam, Nipigon, North Bay, Kapuskasing, Calstock and Moresby Lake reporting units exceeded their carrying value by approximately $265 million or 64%.

  Revised Dividend Rate

        As previously announced on September 16, 2014, our Board of Directors, together with our management, assessed the best uses of currently anticipated Free Cash Flow (as defined herein) in order to meet our objectives, including enhancing the value of existing assets, de-levering our balance sheet to improve both our cost of capital and ability to compete for new investments, and providing a current return to our shareholders. After taking into consideration all of these objectives, our Board of Directors determined to set a dividend level of Cdn$0.12 per share on an annual basis, equivalent to approximately $13 million annually.

        Going forward, we intend to pay dividends on a quarterly basis at a rate of Cdn$0.03, with the first quarterly dividend expected to be declared in November and paid at the end of December 2014. Dividends to shareholders are paid, if and when declared by, and subject to the discretion of, the Board of Directors.

  Management

        As previously announced, after the close of business on September 15, 2014, our Board of Directors appointed Director Ken Hartwick as Interim President and CEO effective immediately, following the mutual agreement for Barry Welch to step down as President, CEO and a Director of the Company. Mr. Hartwick will remain a member of Atlantic Power's Board. He will not be a candidate for the permanent President and CEO position and will continue his role as a member of the Board of Directors following the appointment of a new President and CEO. The Board of Directors has commenced a process to identify and evaluate candidates to serve as the next President and CEO and has engaged a leading executive search firm to assist in the process.

  Strategic Review Update

        As announced on September 16, 2014, as part of our previously announced strategic review process, we concluded that a sale or merger of the Company was not in the best interests of the Company or its stakeholders. With the assistance of its external financial advisors, Goldman, Sachs & Co. and Greenhill & Co., LLC, our Board of Directors conducted a thorough review of the options available to the Company with respect to a possible sale or merger. The Board of Directors determined that the interests of the Company and its stakeholders are best served by continuing to operate as an independent company and executing our business plan, including the objectives of enhancing the value of our existing assets through optimization investments and commercial activities, delevering our balance sheet to improve both our cost of capital and ability to compete for new investments, and utilizing our core competencies to create proprietary investment opportunities. In addition, as previously announced, we will continue to assess other potential options, including asset sales or the contribution of assets to a joint venture in order to raise additional capital for growth and/or debt reduction.

  Sale of Delta-Person

        In December 2012 we and the other owners of Delta-Person, entered into a purchase and sale agreement with BHB Power, LLC and Public Service Company of New Mexico to sell the project for approximately $37.2 million including working capital adjustments. The sale of Delta-Person resulted in a gain on sale of approximately $8.6 million that was recorded as a component of equity in earnings of unconsolidated affiliates in the consolidated statement of operations for the three months ended September 30, 2014. The sale closed in July 2014 and we received net cash proceeds for our ownership interest of approximately $7.2 million in the aggregate. We expect to receive an additional $1.4 million of cash proceeds held in escrow for up to twelve months after the close of the transaction. We intend to use the net proceeds from the sale for general corporate purposes.

  Tunis PPA Update

        The PPA at our wholly-owned Tunis project expires on December 31, 2014. We are continuing our negotiations with the project's off-taker to enter into a new PPA. Due to the current uncertainty surrounding our ability to secure an economically viable contract, we have undertaken actions to minimize plant costs following the PPA expiration, including giving notice to affected employees.

  Selkirk

        Our PPA at Selkirk (in which our economic ownership interest is 18.5%) expired as of August 31, 2014. This resulted in 100% of the project's capacity not being contracted. As of August 31, 2014, Selkirk began operating on a 100% merchant basis, with the project selling power into the spot power market to the extent spot market prices support profitable operation of the project.

OUR POWER PROJECTS

        The table on the following page outlines our portfolio of power generating assets in operation as of November 6, 2014, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor's ("S&P"). For customers rated by Moody's, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment-grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment-grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

East Segment

Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB

Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Elec.(2)	March 2024	BBB+

					16	DuPont	March 2024	A

Kenilworth	New Jersey	Natural Gas	30	100.00%	30	Merck, & Co., Inc.	September 2018	AA

Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corperation	December 2027(3)	A-

Selkirk(1)	New York	Natural Gas	345	18.50%	64	Merchant	N/A	N/R

Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corp	June 2020	AA-

Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2017	AA-

Nipigon	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2022	AA-

North Bay	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corp	December 2017	AA-

Tunis(4)	Ontario	Natural Gas	43	100.00%	43	Ontario Electricity Financial Corp	December 2014	AA-

Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	BBB+

Piedmont	Georgia	Biomass	53	100.0%	53	Georgia Power	December 2032	A

Morris	Illinois	Natural Gas	177	100.00%	100	Merchant	N/A	N/R

					77	Equistar Chemicals, LP(5)	November 2023	BBB+

West Segment

Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA

Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA

Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA

Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	December 2019	A

Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	December 2019	A

North Island	California	Natural Gas	42	100.00%	42	San Diego Gas & Electric	December 2019	A

Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+

Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A-

Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	A+

					45	Grays Harbor PUD	August 2022	A

					30	Franklin, Co. PUD	August 2022	A

Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

Wind Segment

Idaho Wind(1)	Idaho	Wind	183	27.56%	49	Idaho Power Co.	December 2030	BBB

Rockland	Idaho	Wind	80	50.00%	40	Idaho Power Co.	December 2036	BBB

Goshen North(1)	Idaho	Wind	125	12.50%	16	Southern California Edison	November 2030	BBB+

Meadow Creek	Idaho	Wind	120	100.00%	120	PacifiCorp	December 2032	A-

Canadian Hills	Oklahoma	Wind	298	99.0%	199	Southwestern Electric Power Company	December 2032	BBB

					48	Oklahoma Municipal Power Authority	December 2037	A

					48	Grand River Dam Authority	December 2032	A+

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

(3)
The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through September 30, 2014, the facility has generated 6,332 GWh under its PPA.

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

Consolidated Overview and Results of Operations

Performance highlights

        The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 which are analyzed in greater detail below:

	Three months ended September 30,		Nine months ended June 30,
	2014	2013	2014	2013
Project (loss) income	$(68.6)	$4.4	$(52.2)	$56.4
Loss from continuing operations	$91.1	$(40.6)	$(169.8)	$(26.5)
Loss from discontinued operations	$—	$—	$(0.1)	$(5.2)
Net loss attributable to Atlantic Power Corporation	$(88.9)	$(41.3)	$(166.9)	$(37.9)
Loss per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(0.74)	$(0.34)	$(1.38)	$(0.28)
Loss per share from discontinued operations—basic	—	—	—	(0.04)

Loss per share attributable to Atlantic Power Corporation-basic and diluted	$(0.74)	$(0.34)	$(1.38)	$(0.32)
Project Adjusted EBITDA(1)	$72.2	$75.0	$221.6	$211.4
Free Cash Flow(1)	$12.6	$38.6	$(48.4)	$113.0

(1)
See reconciliation and definition in Supplementary Non-GAAP Financial Information.

        Consolidated project (loss) income decreased $73.0 million and $108.6 million for the three and nine months ended September 30, 2014, respectively, primarily due to a $91.8 million goodwill impairment recorded in the third quarter of 2014 and a $14.8 million goodwill and long-lived asset impairment recorded in the second quarter of 2014. Project Adjusted EBITDA, a non-GAAP measure, decreased $2.8 million for the three months ended September 30, 2014 and did not change materially from the comparable 2013 period Project Adjusted EBITDA increased $10.2 million to $221.6 million for the nine months ended September 30, 2014 from $211.4 million in the comparable 2013 period. This increase was driven by strong wind generation, increased waste heat at our Ontario projects, and lower maintenance and administrative expenses as compared to a year ago. This was partially offset by lower dispatch at several plants due to mild summer weather. A detailed discussion of project (loss) income by segment is provided below. The discussion of Project Adjusted EBITDA by segment begins on page 67.

        We have four reportable segments: East, West, Wind and Un-allocated Corporate. We revised our reportable business segments in the fourth quarter of 2013 as a result of significant project asset sales and in order to align our reportable business segments with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. Our financial results for the three and nine months ended September 30, 2014 and 2013 have been presented to reflect these changes in operating segments. The segment classified as Un-allocated Corporate includes activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects and intercompany eliminations. These costs are not allocated to the operating segments when determining segment profit or loss. Project income (loss) is the primary GAAP measure of our operating results and is discussed below by reportable segment.

  Three months ended September 30, 2014 compared to the three months ended September 30, 2013

        The following table provides our consolidated results of operations:

	Three months ended September 30,
	2014	2013	$ change	% change
Project revenue:
Energy sales	$69.6	$72.9	$(3.3)	-5%
Energy capacity revenue	49.1	49.9	(0.8)	-2%
Other	19.6	17.2	2.4	14%

	138.3	140.0	(1.7)	-1%
Project expenses:
Fuel	49.3	46.7	2.6	6%
Operations and maintenance	34.0	37.3	(3.3)	-9%
Development	1.0	1.4	(0.4)	-29%
Depreciation and amortization	40.8	42.0	(1.2)	-3%

	125.1	127.4	(2.3)	-2%
Project other income (expense):
Change in fair value of derivative instruments	0.4	(3.5)	3.9	111%
Equity in earnings of unconsolidated affiliates	15.4	39.1	(23.7)	-61%
Interest expense, net	(5.8)	(9.0)	3.2	-36%
Impairment	(91.8)	(34.8)	(57.0)	NM

	(81.8)	(8.2)	(73.6)	NM

Project (loss) income	(68.6)	4.4	(73.0)	NM
Administrative and other expenses (income):
Administration	9.2	8.4	0.8	10%
Interest, net	26.7	27.5	(0.8)	-3%
Foreign exchange (gain) loss	(19.0)	9.1	(28.1)	NM

	16.9	45.0	(28.1)	NM

Loss from continuing operations before income taxes	(85.5)	(40.6)	(44.9)	NM
Income tax expense	5.6	—	5.6	NM

Loss from continuing operations	(91.1)	(40.6)	(50.5)	NM
Loss from discontinued operations, net of tax	—	—	—	NM

Net loss	(91.1)	(40.6)	(50.5)	NM
Net loss attributable to noncontrolling interests	(5.1)	(2.5)	(2.6)	104%
Net income attributable to Preferred share dividends of a subsidiary company	2.9	3.2	(0.3)	-9%

Net loss attributable to Atlantic Power Corporation	$(88.9)	(41.3)	(47.6)	NM

Project Income (Loss) by Segment

	Three months ended September 30, 2014
	East	West(1)	Wind	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$30.2	$22.8	$16.6	$—	$69.6
Energy capacity revenue	30.2	18.9	—	—	49.1
Other	8.5	10.7	0.1	0.3	19.6

	68.9	52.4	16.7	0.3	138.3
Project expenses:
Fuel	32.8	16.4	—	0.1	49.3
Operations and maintenance	15.9	10.9	5.1	2.1	34.0
Development	—	—	—	1.0	1.0
Depreciation and amortization	17.1	13.4	10.1	0.2	40.8

	65.8	40.7	15.2	3.4	125.1
Project other income (expense):
Change in fair value of derivative instruments	0.9	—	(1.3)	0.8	0.4
Equity in earnings of unconsolidated affiliates	6.4	9.2	(0.2)	—	15.4
Interest expense, net	(2.2)	—	(3.5)	(0.1)	(5.8)
Impairment and other	(17.9)	(74.0)	—	0.1	(91.8)

	(12.8)	(64.8)	(5.0)	0.8	(81.8)

Project loss	$(9.7)	$(53.1)	$(3.5)	$(2.3)	$(68.6)

(1)
Excludes Greeley which is designated as discontinued operations.

	Three months ended September 30, 2013
	East(1)	West(2)	Wind	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$34.7	$22.8	$15.8	$(0.4)	$72.9
Energy capacity revenue	31.1	18.9	—	(0.1)	49.9
Other	5.2	11.9	0.2	(0.1)	17.2

	71.0	53.6	16.0	(0.6)	140.0
Project expenses:
Fuel	32.1	14.6	—	—	46.7
Operations and maintenance	18.5	11.0	5.5	2.3	37.3
Development	—	—	—	1.4	1.4
Depreciation and amortization	17.8	13.7	10.4	0.1	42.0

	68.4	39.3	15.9	3.8	127.4
Project other income (expense):
Change in fair value of derivative instruments	(3.9)	—	0.5	(0.1)	(3.5)
Equity in earnings of unconsolidated affiliates	8.0	31.7	(0.4)	(0.2)	39.1
Interest expense, net	(5.3)	(0.1)	(3.7)	0.1	(9.0)
Impairment and other	(30.8)	(4.1)	—	0.1	(34.8)

	(32.0)	27.5	(3.6)	(0.1)	(8.2)

Project (loss) income	$(29.4)	$41.8	$(3.5)	$(4.5)	$4.4

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 and Greeley which are designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  East

        Project loss for 2014 decreased $19.7 million from the comparable 2013 period primarily due to:

  •
  decreased project loss of $12.2 million at Kenilworth due primarily to a $17.9 million goodwill impairment charge recorded in the three months ended September 30, 2014 as compared to a $30.7 million goodwill impairment charge recorded during the comparable 2013 period;

  •
  decreased project loss of $6.9 million at Nipigon due primarily to a positive $4.9 million non-cash change in the fair value of a gas purchase agreement that was accounted for as a derivative, as well as a $2.8 million decrease in maintenance expenses as compared to the comparable 2013 period, in which the project underwent scheduled turbine maintenance;

  •
  increased project income of $3.5 million at Orlando due primarily to $2.2 million in lower fuel costs than in the comparable 2013 period. Orlando operated under an above-market fuel supply agreement that expired in the fourth quarter of 2013; and

  •
  increased project income of $1.7 million at Curtis Palmer due primarily to a $2.7 million decrease in interest expense. In February 2014, we retired the project's senior unsecured notes due July 2014 and replaced the principal with an intercompany note with lower interest to a parent company in the un-allocated corporate segment.

        These increases were partially offset by:

  •
  decreased project income of $5.3 million at Selkirk due to lower energy revenue resulting from lower generation due to mild weather, as well as accelerated depreciation resulting from the expiration of the project's PPA in August 2014. Selkirk is operating as a 100% merchant facility subsequent to the expiration of the project's PPA.

  West

        Project loss for 2014 increased $94.9 million from the comparable 2013 period primarily due to:

  •
  decreased project income of $50.9 million at Manchief due primarily to a $50.2 million goodwill impairment charge recorded in the three months ended September 30, 2014;

  •
  decreased project income of $31.2 million at Gregory due to the sale of the project which closed in August 2013 resulting in a gain on sale of approximately $31.0 million recorded during the comparable 2013 period; and

  •
  decreased project income of $24.7 million at Williams Lake due primarily to a $23.7 million goodwill impairment charge recorded in the three months ended September 30, 2014.

        These decreases were partially offset by:

  •
  increased project income of $8.6 million at Delta-Person due to the sale of the project which closed in July 2014 resulting in a gain on sale of $8.6 million recorded during the 2014 period; and

  •
  increased project income of $3.4 million at Naval Station due primarily to a $1.3 million non-cash goodwill impairment charge recorded during the comparable 2013 period.

  Wind

        Total project income for 2014 did not change materially from the comparable 2013 period. Individual project fluctuations from the comparable 2013 period were primarily due to:

  •
  decreased project loss of $2.0 million at Canadian Hills due primarily to a $1.7 million revenue increase resulting from higher generation.

        This increase was partially offset by:

  •
  increased project loss of $1.2 million at Meadow Creek due primarily to a negative $1.3 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives; and

  •
  increased project loss of $0.8 million at Rockland due primarily to a negative $0.5 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives.

  Un-allocated Corporate

        Total project loss decreased $2.2 million primarily due to a $0.9 million increase in unrealized gain on the fair value of an interest rate swap, a $0.5 million decrease in development expense at Ridgeline and a $0.8 million decrease in compensation and bonus expense.

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

  Administration

        Administration expense increased $0.8 million or 10% from the comparable 2013 period primarily due to $4.2 million from accrued employee severance payments, partially offset by a $1.5 million decrease in legal expenses related to our shareholder class action lawsuits, a $1.3 million decrease in other employee compensation and a $0.7 million decrease in professional service costs related to the amendment of our prior Senior Credit Facility in the comparable 2013 period. Our directors and officers insurance includes a $1.5 million deductible on legal costs incurred for defending the class action shareholder lawsuits. During the third quarter of 2014, we exceeded this deductible and we expect all additional costs incurred to be paid by our insurance carrier to the extent set forth under the terms of our coverage.

  Interest, net

        Interest expense did not change materially from the comparable 2013 period.

  Foreign exchange gain

        Foreign exchange gain increased $28.1 million from the comparable 2013 period primarily due to a $31.4 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars, offset by a $1.8 million increase in realized loss on the settlement of foreign currency forward contracts and a $1.6 million increase in unrealized loss on foreign exchange forward contracts. The U.S. dollar to Canadian dollar exchange rate was 1.12 and 1.03 at September 30, 2014 and 2013, respectively, an increase of 5.0% in the three months ended September 30, 2014 compared to a decrease of 2.0% in the three months ended September 30, 2013.

  Income tax expense

        Income tax expense for the three months ended September 30, 2014 was $5.6 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26% was $22.3 million. The primary items impacting the tax rate for the three months ended September 30, 2014 were $33.7 million relating to goodwill impairment, $5.1 million relating to a change in the valuation allowance, and $2.0 million of noncontrolling interest adjustments. These items were partially offset by $8.7 million relating to operating in higher tax rate jurisdictions, and $3.5 million relating to foreign exchange and $0.7 million of other permanent differences.

        There was no income tax expense recorded for the three months ended September 30, 2013. Expected income tax benefit for the same period in 2013, based on the Canadian enacted statutory rate of 25%, was $10.0 million. The primary items impacting the tax rate for the three months ended September 30, 2013 were $13.7 million relating to goodwill impairment, $3.6 million relating to foreign exchange, $3.7 million relating to dividend withholding tax and $5.1 million of other permanent differences. These items were partially offset by $8.2 million relating to a change in the valuation allowance and $9.1 million relating to 1603 Treasury grant proceeds received.

  Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

        The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2014	2013	$ change	% change
Project revenue:
Energy sales	$234.2	$226.6	$7.6	3%
Energy capacity revenue	124.0	127.1	(3.1)	-2%
Other	68.6	59.7	8.9	15%

	426.8	413.4	13.4	3%
Project expenses:
Fuel	159.5	144.4	15.1	10%
Operations and maintenance	101.2	111.0	(9.8)	-9%
Development	2.7	4.9	(2.2)	-45%
Depreciation and amortization	122.3	124.7	(2.4)	-2%

	385.7	385.0	0.7	0%
Project other income (expense):
Change in fair value of derivative instruments	12.3	33.4	(21.1)	-63%
Equity in earnings of unconsolidated affiliates	27.3	55.0	(27.7)	-50%
Interest expense, net	(26.3)	(25.7)	(0.6)	2%
Impairment	(106.6)	(34.7)	(71.9)	NM

	(93.3)	28.0	(121.3)	NM

Project (loss) income	(52.2)	56.4	(108.6)	NM
Administrative and other expenses (income):
Administration	26.7	28.5	(1.8)	-6%
Interest, net	120.8	78.7	42.1	53%
Foreign exchange gain	(20.4)	(12.9)	(7.5)	58%
Other income, net	(2.1)	(9.5)	7.4	-78%

	125.0	84.8	40.2	NM

Loss from continuing operations before income taxes	(177.2)	(28.4)	(148.8)	NM
Income tax benefit	(7.4)	(1.9)	(5.5)	NM

Loss from continuing operations	(169.8)	(26.5)	(143.3)	NM
Loss from discontinued operations, net of tax	(0.1)	(5.2)	5.1	-98%

Net loss	(169.9)	(31.7)	(138.2)	NM
Net loss attributable to noncontrolling interests	(11.8)	(3.3)	(8.5)	NM
Net income attributable to Preferred share dividends of a subsidiary company	8.8	9.5	(0.7)	NM

Net loss attributable to Atlantic Power Corporation	$(166.9)	$(37.9)	$(129.0)	NM

Project Income (Loss) by Segment

	Nine months ended September 30, 2014
	East	West(1)	Wind	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$111.6	$66.1	$56.6	$(0.1)	$234.2
Energy capacity revenue	85.3	38.7	—	—	124.0
Other	34.8	32.9	0.2	0.7	68.6

	231.7	137.7	56.8	0.6	426.8
Project expenses:
Fuel	111.4	48.1	—	—	159.5
Operations and maintenance	43.5	38.0	15.6	4.1	101.2
Development	—	—	—	2.7	2.7
Depreciation and amortization	51.5	40.1	30.2	0.5	122.3

	206.4	126.2	45.8	7.3	385.7
Project other income (expense):
Change in fair value of derivative instruments	23.7	—	(11.0)	(0.4)	12.3
Equity in earnings of unconsolidated affiliates	17.0	10.8	(0.5)	—	27.3
Interest expense, net	(15.6)	—	(10.6)	(0.1)	(26.3)
Impairment	(32.7)	(74.0)	—	0.1	(106.6)

	(7.6)	(63.2)	(22.1)	(0.4)	(93.3)

Project income (loss)	$17.7	$(51.7)	$(11.1)	$(7.1)	$(52.2)

(1)
Excludes Greeley which is designated as discontinued operations.

	Nine months ended September 30, 2013
	East(1)	West(2)	Wind	Un-allocated Corporate(3)	Consolidated Total
Project revenue:
Energy sales	$111.0	$64.4	$51.5	$(0.3)	$226.6
Energy capacity revenue	88.2	38.9	—	—	127.1
Other	23.5	36.6	0.2	(0.6)	59.7

	222.7	139.9	51.7	(0.9)	413.4
Project expenses:
Fuel	100.2	44.2	—	—	144.4
Operations and maintenance	48.3	41.7	15.6	5.4	111.0
Development	—	—	—	4.9	4.9
Depreciation and amortization	51.5	41.3	31.4	0.5	124.7

	200.0	127.2	47.0	10.8	385.0
Project other income (expense):
Change in fair value of derivative instruments	16.0	—	17.4	—	33.4
Equity in earnings of unconsolidated affiliates	20.6	33.6	0.9	(0.1)	55.0
Interest expense, net	(14.6)	—	(11.1)	—	(25.7)
Impairment	(30.8)	(3.8)	—	(0.1)	(34.7)

	(8.8)	29.8	7.2	(0.2)	28.0

Project income (loss)	$13.9	$42.5	$11.9	$(11.9)	$56.4

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 and Greeley which are designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  East

        Project income for 2014 increased $3.8 million from the comparable 2013 period primarily due to:

  •
  decreased project loss of $11.5 million at Kenilworth due primarily to a $17.9 million goodwill impairment charge recorded in the three months ended September 30, 2014 as compared to a $30.7 million goodwill impairment charge recorded during the comparable 2013 period;

  •
  increased project income of $10.9 million at Orlando due primarily to a $3.9 million non-cash increase in the fair value of natural gas swaps and $7.2 million in lower fuel costs than in the comparable 2013 period. Orlando operated under an above-market fuel supply agreement that expired in the fourth quarter of 2013;

  •
  increased project income of $9.8 million at Nipigon due primarily to a positive $7.5 million non-cash change in the fair value of a gas purchase agreement that was accounted for as a derivative, as well as a $3.1 million decrease in maintenance expenses as compared to the 2013 period, during which the project underwent a scheduled turbine outage. Nipigon also underwent a five-week outage beginning in September 2014 to upgrade its steam generator. Costs related to this project are being capitalized;

  •
  increased project income of $4.7 million at Morris due primarily to a $12.2 million increase in energy revenues. Energy payments were escalated under the terms of the project's PPA due to higher natural gas prices. This increase was offset by higher fuel expenses compared to the 2013 period;

  •
  increased project income of $4.2 million at Kapuskasing due primarily to a $3.5 million decrease in fuel expense resulting from a forced turbine outage during the 2014 period and $2.0 million of decreased maintenance expenses, partially offset by $2.5 million of lower revenues due to a turbine outage during the first quarter of 2014; and

  •
  increased project income of $3.0 million at North Bay due primarily to a $1.7 million decrease in fuel expense resulting from lower fuel prices than in the comparable 2013 period, and a $1.3 million decrease in maintenance expenses as compared to the 2013 period, during which the project underwent scheduled turbine maintenance.

        These increases were partially offset by:

  •
  increased project loss of $13.3 million at Tunis due primarily to a $14.8 million non-cash goodwill and long-lived asset impairment charge recorded during the three months ended June 30, 2014;

  •
  decreased project income of $12.6 million at Selkirk due primarily to lower energy revenue resulting from lower generation from mild weather conditions, as well as accelerated depreciation resulting from the expiration of the project's PPA in August 2014. Selkirk is operating as a 100% merchant facility subsequent to the expiration of the project's PPA.;

  •
  decreased project income of $7.9 million at Piedmont due primarily to a negative $6.6 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives and $2.6 million in legal expenses incurred in 2014 related to the Zachry arbitration and land owner disputes. Piedmont became commercially operational in April 2013. As compared to the nine months ended September 30, 2013, revenues increased by $6.7 million and maintenance expense decreased $1.2 million. This was partially offset by increased fuel expense of $3.8 million, increased depreciation expense of $2.0 million and increased interest expense of $1.4 million;

  •
  decreased project income of $2.5 million at Chambers due primarily to a $2.6 million increase in maintenance expenses resulting from a scheduled turbine maintenance in the current 2014 period; and

  •
  decreased project income of $2.2 million at Calstock due to increased maintenance expenses resulting from scheduled turbine maintenance in the 2014 period.

  West

        Project income for 2014 decreased $94.2 million from the comparable 2013 period primarily due to:

  •
  decreased project income of $51.2 million at Manchief due primarily to a $50.2 million goodwill impairment charge recorded during the three months ended September 31, 2014;

  •
  decreased project income of $31.2 million at Gregory due to the sale of the project in August 2013, resulting in a gain on sale of approximately $31.0 million recorded during the comparable 2013 period; and

  •
  decreased project income of $25.6 million at Williams Lake due primarily to a $23.7 million goodwill impairment charge recorded during the three months ended September 31, 2014.

        These decreases were partially offset by:

  •
  increased project income of $8.6 million at Delta-Person due to the sale of the project in July 2014, resulting in a gain on sale of $8.6 million recorded during the 2014 period; and

  •
  increased project income of $5.2 million at Naval Training Center due primarily to decreased maintenance expenses as compared to the comparable 2013 period, during which the project underwent a scheduled turbine overhaul.

  Wind

        Project income for 2014 decreased $23.0 million from the comparable 2013 period primarily due to:

  •
  decreased project income from Rockland of $11.6 million due primarily to a negative $12.4 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives; and

  •
  decreased project income from Meadow Creek of $10.6 million due primarily to a negative $16.0 million non-cash change in the fair value of interest rate swap agreements that were accounted for as derivatives, partially offset by $3.4 million of increased revenue due to higher generation compared to the 2013 period.

  Un-allocated Corporate

        Total project loss decreased $4.8 million from the comparable 2013 period primarily due to a $2.2 million decrease in development and administrative costs at Ridgeline related to administrative and development reduction initiatives undertaken during the comparable 2013 period and a $1.2 million decrease in compensation expense for bonus payments.

Administrative and other expenses (income)

  Administration

        Administration expense decreased $1.8 million or 6% from the comparable 2013 period primarily due to a $4.7 million decrease in business development expenses which related to transactional fees incurred in 2013 for divestitures and a $0.7 million decrease in professional service costs related to the amendment of our prior Senior Credit Facility in the comparable 2013 period. This was partially offset by a $3.9 million increase in labor costs primarily due to $4.2 million of employee severance expenses incurred during the third quarter of 2014 which are expected to result in lower administrative costs on a go-forward basis.

  Interest, net

        Interest expense increased $42.1 million or 58% million from the comparable 2013 period primarily due to $23.3 million of make-whole premiums paid to redeem the Series A Notes and Series B Notes, as well as $16.4 million of premiums paid and non-cash deferred financing costs written off for the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes.

  Foreign exchange gain

        Foreign exchange gain increased $7.5 million or 58% from the comparable 2013 period primarily due to a $5.0 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars and a $17.5 million decrease in unrealized loss on foreign exchange forward contracts, offset by a $14.9 million decrease in realized gains on the settlement of foreign currency forward contracts. The U.S. dollar to Canadian dollar exchange rate was 1.12 and 1.03 at September 30, 2014 and 2013, respectively, an increase of 5.1% in the nine months ended September 30, 2014 compared to an increase of 3.6% in the nine months ended September 30, 2013.

  Other income, net

        Other income, net decreased $7.4 million or 78% from the 2013 comparable period primarily due to a $2.1 million non-cash gain recorded for the sale of Greeley in March 2014 as compared to a $10.3 million gain and management fee agreement termination fee in the second quarter of 2013 resulting from the sale of Path 15.

  Income tax benefit

        Income tax benefit for the nine months ended September 30, 2014 was $7.4 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $46.1 million. The primary items impacting the tax rate for the nine months ended September 30, 2014 were $34.4 million relating to a change in the valuation allowance, $33.7 million relating to goodwill impairment, and $4.5 million relating to noncontrolling interest adjustments. These items were partially offset by $17.9 million relating to operating in higher tax rate jurisdictions, $10.6 million of capital losses recognized on tax restructuring, $4.7 million relating to foreign exchange and $0.6 million of other permanent differences.

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

Project Operating Performance

        Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was approximately $1.8 million and $8.4 million for the three and nine months ended September 30, 2014, respectively. The terms of our PPAs provide for certain levels of planned and unplanned outages. During the third quarter of 2014, Piedmont experienced an unplanned outage related to a failure in the generator lead line that has been repaired. The project achieved 99.5% availability in August 2014 and 98% in September 2014.

Generation

	Three months ended September 30,
(in Net MWh)	2014	2013	% change 2014 vs. 2013
Segment
East(1)	927.6	1,008.1	-8.0%
West(2)	722.0	860.3	-16.1%
Wind	373.4	342.6	9.0%

Total	2,023.0	2,211.0	-8.5%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes (i) Delta-Person, which was sold in July 2014, (ii) Gregory, which was sold in August 2013 and (iii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Three months ended September 30, 2014 compared with three months ended September 30, 2013

        Aggregate power generation for the three months ended September 30, 2014 decreased 8.5% from the comparable 2013 period primarily due to:

  •
  decreased generation in the East segment due to a 41.5 net MWh decrease at Selkirk which experienced mild weather resulting in lower dispatch during the three months ended September 30, 2014, and a 41.5 net MWh decrease at Chambers, which underwent scheduled maintenance during the three months ended September 30, 2014; and

  •
  decreased generation in the West segment due to a 69.6 net MWh decrease at Manchief and a 50.2 net MWh decrease at Williams Lake, both of which had lower than expected dispatch in the three months ended September 30, 2014.

        These decreases were partially offset by:

  •
  increased generation in the Wind segment due to a 44.3 net MWh increase resulting from favorable winds at Canadian Hills during the three months ended September 30, 2014.

	Nine months ended September 30,
(in Net MWh)	2014	2013	% change 2014 vs. 2013
Segment
East(1)	2,980.4	2,910.2	2.4%
West(2)	1,826.4	1,945.5	-6.1%
Wind	1,331.9	1,274.1	4.5%

Total	6,138.7	6,129.8	0.1%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Delta-Person, which was sold in July 2014, and Gregory, which was sold August in 2013. Excludes Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

        Aggregate power generation for the nine months ended September 30, 2014 increased 0.1% from the comparable 2013 period primarily due to:

  •
  increased generation in the East segment due to a 107.8 net MWh increase in generation at Piedmont, which achieved commercial operations in April 2013 resulting in an additional quarter of generation, partially offset by a 64.0 net MWh decrease at Selkirk due to mild summer weather resulting in lower dispatch for the 2014 period, and a 34.1 net MWh decrease at Tunis, which underwent scheduled turbine maintenance in the current 2014 period; and

  •
  increased generation in the Wind segment due to a 41.1 net MWh increase resulting from favorable winds at Meadow Creek.

        These increases were partially offset by:

  •
  decreased generation in the West segment due to a 129.8 net MWh decrease at Manchief and a 54.3 net MWh decrease at Williams Lake, both of which had lower than expected dispatch, partially offset by a 34.2 net MWh increase at Fredrickson resulting from increased dispatch in the three months ended September 30, 2014.

Availability

	Three months ended September 30,
	2014	2013	% change 2014 vs. 2013
Segment
East(1)	94.0%	95.8%	-1.8%
West(2)	96.3%	91.3%	5.5%
Wind	97.3%	98.9%	-1.6%

Weighted average	95.0%	94.8%	0.2%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes (i) Delta-Person, which was sold in July 2014, (ii) Gregory, which was sold August in 2013 and (iii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Three months ended September 30, 2014 compared with three months ended September 30, 2013

        Weighted average availability for the three months ended September 30, 2014 increased 0.2% to 95.0% from the comparable 2013 period primarily due to:

  •
  increased availability in the West segment resulting from increased availability at Mamquam, Moresby Lake, and Koma Kulshan, each of which underwent scheduled maintenance outages during the comparable 2013 period.

        This increase was partially offset by:

  •
  decreased availability in the East segment resulting from decreased availability at Nipigon which underwent scheduled maintenance outages during the 2014 period, offset by increased availability at Morris, which underwent scheduled turbine maintenance during the comparable 2013 period.

        Generation and availability statistics for the East segment for 2013 exclude the Florida Projects, which were sold in April 2013 and are accounted for as a component of discontinued operations. For the three months ended September 30, 2013 total generation and availability was (i) for Auburndale, 265.9 MWh and 98.2%, respectively, (ii) for Lake, 122.6 MWh and 99.7%, respectively and (iii) for Pasco, 95.3 MWh and 95.0%, respectively.

	Nine months ended September 30,
	2014	2013	% change 2014 vs. 2013
Segment
East(1)	92.8%	95.2%	-2.5%
West(2)	92.3%	90.8%	1.7%
Wind	96.3%	98.6%	-2.3%

Weighted average	93.0%	94.2%	-1.3%

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes (i) Delta-Person, which was sold in July 2014, (ii) Gregory, which was sold August in 2013 and (iii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

        Weighted average availability for the nine months ended September 30, 2014 decreased 1.3% to 93.0% from 2013 primarily due to:

  •
  decreased availability in the East segment resulting from decreased availability at Nipigon, Chambers, and Orlando, each of which experienced planned maintenance outages in the current 2014 period, partially offset by increased availability at Morris which had scheduled maintenance outages in the comparable 2013 period; and

  •
  decreased availability in the Wind segment due to Canadian Hills, which underwent a weather-related outage in the first quarter of 2014.

        These decreases were partially offset by:

  •
  increased availability in the West segment resulting from increased availability at Mamquam, Moresby Lake, and Koma Kulshan, each of which underwent scheduled maintenance outages during the comparable 2013 period.

        Generation and availability statistics for the West segment exclude the Greeley, Gregory, and Delta-Person projects, which have been sold. For the nine months ended September 30, 2014, total generation and availability was (i) for Greeley, 97.8 MWh and 99.8%, respectively, (ii) for Gregory, 210.9 MWh and 97.7%, respectively, and (iii) for Delta-Person, 2.0 MWh and 96.9%, respectively.

        Generation and availability statistics for the East segment for 2013 exclude the Florida Projects, which were sold in April 2013 and are accounted for as a component of discontinued operations. For the nine months ended September 30, 2013 total generation and availability was (i) for Auburndale, 270.0 MWh and 98.8%, respectively, (ii) for Lake, 240.0 MWh and 97.3%, respectively, and (iii) for Pasco, 40 MWh and 91.6%, respectively.

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

        The primary factor influencing Free Cash Flow is cash distributions received from projects. These distributions are generally funded from Project Adjusted EBITDA generated by the projects, reduced by project-level debt service, capital expenditures, dividends paid on preferred shares of a subsidiary company, distributions to noncontrolling interests and adjusted for changes in project-level working capital and cash reserves. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. A reconciliation of Project Adjusted EBITDA to project income (loss) is provided under "Project Adjusted EBITDA" below and a reconciliation of Project Adjusted EBITDA by segment to project income (loss) by segment is provided in Note 14 to the consolidated financial statements of this Quarterly Report on Form 10-Q. Project Adjusted EBITDA for our equity investments in unconsolidated affiliates is presented on a proportionately consolidated basis in the table below. Investors are cautioned that we may calculate this measure in a manner that is different from other companies.

Project Adjusted EBITDA

	Three months ended September 30,			Nine months ended September 30,
			$ change 2014 vs 2013			$ change 2014 vs 2013
	2014	2013		2014	2013
Project Adjusted EBITDA by segment
East(1)	$32.7	$33.5	$(0.8)	$116.5	$112.1	$4.4
West(2)	28.3	32.7	(4.4)	62.3	67.3	(5.0)
Wind	14.1	12.9	1.2	49.0	43.4	5.6
Un-allocated Corporate(3)	(2.9)	(4.1)	1.2	(6.2)	(11.4)	5.2

Total	72.2	75.0	(2.8)	221.6	211.4	10.2
Reconciliation to project income
Depreciation and amortization	50.4	51.1	(0.7)	154.8	153.5	1.3
Interest expense, net	7.6	10.7	(3.1)	32.4	30.5	1.9
Change in the fair value of derivative instruments	(0.4)	3.6	(4.0)	(11.5)	(34.8)	23.3
Other expense	83.2	5.2	78.0	98.1	5.8	92.3

Project (loss) income	$(68.6)	$4.4	$(73.0)	$(52.2)	$56.4	$(108.6)

(1)
Excludes the Florida Projects which are designated as discontinued operations.

(2)
Excludes Path 15 and Greeley which are designated as discontinued operations.

(3)
Excludes Rollcast which is designated as discontinued operations.

  East

        The following table summarizes Project Adjusted EBITDA for our East segment for the periods indicated:

	Three months ended September 30,
	2014	2013	% change 2014 vs. 2013
East
Project Adjusted EBITDA	$32.7	$33.5	-2%

  Three months ended September 30, 2014 compared with three months ended September 30, 2013

        Project Adjusted EBITDA for the three months ended September 30, 2014 decreased $0.8 million or 2% from the comparable 2013 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $2.9 million at Selkirk primarily attributable to lower energy revenue resulting from decreased generation due to mild weather during the 2014 period;

  •
  $1.2 million at Calstock primarily attributable to increased maintenance expense resulting from a scheduled turbine maintenance;

  •
  $1.1 million at Chambers due to increased maintenance costs and lower energy revenues resulting from decreased dispatch than in the comparable 2013 period; and

  •
  $1.0 million at Curtis Palmer due to lower revenues resulting from decreased water flows from the comparable 2013 period.

        These decreases were partially offset by increases in Project Adjusted EBITDA of:

  •
  $2.9 million at Orlando primarily attributable to lower fuel expenses than the comparable 2013 period. Orlando operated under an above-market fuel purchase agreement that expired in the fourth quarter of 2013;

  •
  $1.8 million at Nipigon due to a $2.8 million decrease in maintenance expenses resulting from a scheduled turbine maintenance in the comparable 2013 period. Nipigon also underwent a five-week outage beginning in September 2014 to upgrade its steam generator. Costs related to this project are being capitalized; and

  •
  $1.8 million at Kapuskasing due to higher energy revenue resulting from increased waste heat dispatch than the comparable 2013 period.

        The following table summarizes Project Adjusted EBITDA for our East segment for the periods indicated:

	Nine months ended September 30,
	2014	2013	% change 2014 vs. 2013
East
Project Adjusted EBITDA	$116.5	$112.1	4%

  Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

        Project Adjusted EBITDA for the nine months ended September 30, 2014 increased $4.4 million or 4% from the comparable 2013 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $4.7 million at Morris due primarily to a $12.2 million increase in energy revenues. Energy payments were escalated under the terms of the project's PPA due to higher natural gas prices. This increase was partially offset by higher fuel expenses compared to the 2013 period;

  •
  $3.3 million at Orlando primarily attributable to lower fuel expenses than the comparable 2013 period. Orlando operated under an above-market fuel agreement that expired in the fourth quarter of 2013;

  •
  $3.0 million at Kapuskasing and $1.9 million at North Bay due to lower maintenance costs and increased energy revenue resulting from higher waste heat generation than the comparable 2013 period; and

  •
  $1.9 million at Nipigon due to a $3.1 million decrease in maintenance expenses resulting from a scheduled turbine outage in the comparable 2013 period. Nipigon also underwent a five-week outage beginning in September 2014 to upgrade its steam generator. Costs related to this project are being capitalized.

        These increases were partially offset by decreases in Project Adjusted EBITDA of:

  •
  $3.9 million at Selkirk primarily attributable to lower energy revenue resulting from decreased generation due to lower dispatch during the 2014 period;

  •
  $2.4 million at Calstock primarily attributable to increased maintenance expense resulting from a scheduled turbine overhaul and decreased energy revenue resulting from lower availability than the comparable 2013 period;

  •
  $1.8 million at Cadillac due to increased maintenance expenses resulting from a scheduled turbine maintenance outage in the 2014 period;

  •
  $1.4 million at Chambers due to increased maintenance costs, partially offset by higher energy revenues resulting from increased dispatch than in the comparable 2013 period; and

  •
  $1.3 million at Kenilworth primarily attributable to lower steam revenue resulting from lower steam prices and a capacity true-up adjustment in the comparable 2013 period.

        Project Adjusted EBITDA for the East segment excludes the Florida Projects as these projects were sold in April 2013, and are accounted for as a component of discontinued operations for the nine months ended September 30, 2013. Project Adjusted EBITDA for the Florida Projects was $27.3 million for the nine months ended September 30, 2013.

  West

        The following table summarizes Project Adjusted EBITDA for our West segment for the periods indicated:

	Three months ended September 30,
	2014	2013	% change 2014 vs. 2013
West
Project Adjusted EBITDA	$28.3	$32.7	-13%

  Three months ended September 30, 2014 compared with three months ended September 30, 2013

        Project Adjusted EBITDA for the three months ended September 30, 2014 decreased $4.4 million or 13% from the comparable 2013 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $1.3 million at Naval Station, North Island, and Naval Training Center due to lower energy revenues resulting from decreased fuel prices which factor into PPA energy revenue calculations as compared to the 2013 period;

  •
  $1.0 million at Gregory due to the project being sold in August 2013; and

  •
  $0.7 million at Manchief attributable to lower dispatch than the comparable 2013 period.

        Project Adjusted EBITDA for the West segment excludes the Greeley project, which was sold in March 2014 and is accounted for as a component of discontinued operations for the three months ended September 30, 2013. Project Adjusted EBITDA for Greeley was $0.6 million for the three months ended September 30, 2013.

        The following table summarizes Project Adjusted EBITDA for our West segment for the periods indicated:

	Nine months ended September 30,
	2014	2013	% change 2014 vs. 2013
West
Project Adjusted EBITDA	$62.3	$67.3	-7%

  Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

        Project Adjusted EBITDA for the nine months ended September 30, 2014 decreased $5.0 million or 7% from the comparable 2013 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $2.8 million at Williams Lake primarily attributable to lower energy revenue resulting from decreased energy prices in April 2013 under the project's PPA, which was partially offset by lower maintenance expenses as compared to the comparable 2013 period, during which the project underwent scheduled turbine maintenance;

  •
  $2.6 million at Gregory and Delta-Person, which were sold in August 2013 and July 2014, respectively;

  •
  $1.9 million at North Island attributable to increased maintenance expenses resulting from a scheduled turbine maintenance outage; and

  •
  $1.8 million at Oxnard attributable to higher maintenance costs than in the comparable 2013 period.

        These decreases were partially offset by increased Project Adjusted EBITDA of $3.8 million at Naval Training Center which underwent a scheduled turbine maintenance outage in the comparable 2013 period.

        Project Adjusted EBITDA for the West segment excludes the Greeley project, which was sold in March 2014 and is accounted for as a component of discontinued operations for the nine months ended September 30, 2014 and 2013, respectively. Project Adjusted EBITDA for Greeley was ($0.1) and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. Project Adjusted EBITDA for the West segment also excludes the Path 15 project, which was sold in April 2013 and is accounted for as a component of discontinued operations for the nine months ended September 30, 2013. Project Adjusted EBITDA for Path 15 was $9.0 million for the nine months September 30, 2013.

  Wind

        The following table summarizes Project Adjusted EBITDA for our Wind segment for the periods indicated:

	Three months ended September 30,
	2014	2013	% change 2014 vs. 2013
Wind
Project Adjusted EBITDA	$14.1	$12.9	9%

  Three months ended September 30, 2014 compared with three months ended September 30, 2013

        Project Adjusted EBITDA for the three months ended September 30, 2014 increased $1.2 million or 9% from the comparable 2013 period primarily due to $1.9 million at Canadian Hills as a result of higher energy revenue attributable to increased generation, partially offset by a total of $0.7 million of individually immaterial decreases in Project Adjusted EBITDA at various Wind projects.

        The following table summarizes Project Adjusted EBITDA for our Wind segment for the periods indicated:

	Nine months ended September 30,
	2014	2013	% change 2014 vs. 2013
Wind
Project Adjusted EBITDA	$49.0	$43.4	13%

  Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

        Project Adjusted EBITDA for the nine months ended September 30, 2014 increased $5.6 million or 13% from the comparable 2013 period primarily due to an increase in Project Adjusted EBITDA of:

  •
  $3.4 million at Meadow Creek primarily attributable to higher generation than in the comparable 2013 period; and

  •
  $1.1 million at Canadian Hills due to higher energy revenue attributable to increased generation.

  Un-Allocated Corporate

        The following table summarizes Project Adjusted EBITDA for our Un-Allocated Corporate segment for the periods indicated:

	Three months ended September 30,
	2014	2013	% change 2014 vs. 2013
Un-Allocated Corporate
Project Adjusted EBITDA	$(2.9)	$(4.1)	29%

  Three months ended September 30, 2014 compared with three months ended September 30, 2013

        Project Adjusted EBITDA for the three months ended September 30, 2014 increased $1.2 million or 29% from the comparable 2013 period primarily due to a $1.0 million increase at Ridgeline which experienced reduced development costs as compared to the 2013 period.

	Nine months ended September 30,
	2014	2013	% change 2014 vs. 2013
Un-Allocated Corporate
Project Adjusted EBITDA	$(6.2)	$(11.4)	46%

  Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

        Project Adjusted EBITDA for the nine months ended September 30, 2014 increased $5.2 million or 46% from the comparable 2013 period primarily due to decreased development costs at Ridgeline, and a decrease in administrative costs related to administrative and development reduction initiatives undertaken during the comparable 2013 period.

Free Cash Flow

        Free Cash Flow was $12.6 million and $38.6 million for the three months ended September 30, 2014 and 2013, respectively, and $(48.4) million and $113.0 million for the nine months ended

September 30, 2014 and 2013, respectively. The $26.0 million decrease in Free Cash Flow for the three months ended September 30, 2014 as compared to the same period in 2013 was due primarily to the repayment of debt, investment in our property, plant and equipment and working capital requirements at our projects. Debt repayments of $9.6 million on the Partnership's term loan facility, increased project debt repayment of $2.5 million and increased purchases of property, plant and equipment of $6.0 million together with a $6.0 million reduction in cash flows from operations contributed to the decrease in Free Cash Flow. The net reduction of $6.0 million in cash flows from operations is due to a $15.9 million increase in cash outflows for working capital primarily related to the items that resulted in a decrease in Project Adjusted EBITDA as discussed above, and the timing of collections and payments of accounts receivable and payable.

        The $161.4 million decrease in Free Cash Flow for the nine months ended September 30, 2014 as compared to the same period in 2013 was due primarily to $47.1 million of term loan facility repayments by the Partnership, a $97.4 million decrease in cash flows from operating activities, and a $7.4 million increase in repayments of project-level debt. The decreases in cash flows from operating activities is discussed in-depth in the "Consolidated Cash Flows" section below.

        The table below presents our calculation of Free Cash Flow for the three and nine months ended September 30, 2014 and 2013, and the reconciliation to cash flows from operating activities, the most directly comparable GAAP measure:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities	$40.4	$46.4	$45.9	$143.3
Term loan facility repayments(1)	(9.6)	—	(47.1)	—
Project-level debt repayments	(4.2)	(1.7)	(19.6)	(12.2)
Purchases of property, plant and equipment(2)	(7.5)	(1.5)	(10.0)	(4.2)
Distributions to noncontrolling interests(3)	(3.6)	(1.4)	(8.8)	(4.4)
Dividends on preferred shares of a subsidiary company	(2.9)	(3.2)	(8.8)	(9.5)

Free Cash Flow(4)	$12.6	$38.6	$(48.4)	$113.0

(1)
Includes mandatory 1% annual amortization and 50% excess cash flow repayments by the Partnership.

(2)
Excludes construction costs related to our Canadian Hills and Piedmont projects in 2014 and our Canadian Hills, Piedmont and Meadow Creek projects in 2013.

(3)
Distributions to noncontrolling interests include distributions to the tax equity investors at Canadian Hills and to the other 50% owner of Rockland.

(4)
Free Cash Flow is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information" above. This table should be read together with the below table under "Consolidated Cash Flows" that sets forth Net cash provided by (used in) investing activities and Net cash (used in) provided by financing activities for the three and nine months ended September 30, 2014 and 2013.

Consolidated Cash Flows

        The following table reflects the changes in cash flows for the periods indicated:

	Nine months ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$45.9	$143.3	$(97.4)
Net cash provided by investing activities	76.4	147.6	(71.2)
Net cash used in financing activities	(113.3)	(186.6)	73.3

Operating Activities

        Cash flow from our projects may vary from year to year based on working capital requirements and the operating performance of the projects, as well as changes in prices under the PPAs, fuel supply and transportation agreements, steam sales agreements and other project contracts, and the transition to merchant or re-contracted pricing following the expiration of PPAs. Project cash flows may have some seasonality and the pattern and frequency of distributions to us from the projects during the year can also vary, although such seasonal variances do not typically have a material impact on our business.

        Cash flow from operating activities decreased by $97.4 million for the nine months ended September 30, 2014 from the comparable period in 2013. The decrease in cash flows from operating activities is primarily due to $46.8 million of interest expense related to make-whole, accrued interest and premium payments made in connection with the redemption of the Series A and Series B Notes, the Curtis Palmer Notes and the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes, a $45.2 million increase in cash outflows for working capital due to a $36.0 million decrease in prepaid and other assets due to the collection of security deposits related to our completed construction projects, such as Piedmont, Canadian Hills and Meadow Creek, in the first quarter of 2013, and a decrease in cash flows from operating activities from the Florida Projects, and Path 15, which were sold in 2013.

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

        Cash flows provided by investing activities for the nine months ended September 30, 2014 were $76.4 million compared to cash flows provided by investing activities of $147.6 million for the nine months ended September 30, 2013. The change is due to $182.1 million in cash received for the sale of the Florida Projects, Path 15 and Gregory projects during the 2013 period, $103.2 million in treasury grant proceeds received for Meadow Creek and Piedmont in the nine months ended September 30, 2013, partially offset by a $177.3 million increase in the change in restricted cash primarily due to the release of the $75.0 million requirement under the prior credit facility, and a $30.9 million decrease of cash used in construction costs related to the Piedmont and Canadian Hills projects, which both completed construction and achieved commercial operations during 2013.

Financing Activities

        Cash used in financing activities for the nine months ended September 30, 2014 resulted in a net outflow of $113.3 million compared to a net outflow of $186.6 million for the comparable 2013 period. The change from the prior year is due to a $93.5 million increase in net proceeds and payments on project-level and corporate debt attributable to the proceeds from the New Senior Secured Credit Facilities offset by repayments of the Series A and Series B Unsecured Notes, Senior Unsecured Notes of Curtis Palmer and partial repurchase of the 9.0% Notes in the first quarter of 2014, $67.0 million decrease in payments for our revolving credit facility borrowings, offset partially by a $44.6 million decrease in equity contributions from noncontrolling interests at Canadian Hills received during the comparable 2013 period, a $38.5 million increase in deferred financing costs primarily due to the issuance of the New Senior Secured Credit Facility in the first quarter of 2014, and a $20.8 million decrease in proceeds from project-level debt.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$167.6	$158.6
Restricted cash(1)	36.0	114.2

Total	203.6	272.8
Revolving credit facility availability	104.0	52.8

Total liquidity	$307.6	$325.6

(1)
The decrease in restricted cash is primarily due to the release of the $75.0 million reserve requirement under the prior credit facility.

Overview

        Our primary source of liquidity is distributions from our projects and availability under our New Revolving Credit Facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 31, 2014 (at Tunis, which represented 1.8% and 3.2% of our Project Adjusted EBITDA for the three and nine months ended September 30, 2014, respectively) to December 2037. We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements or may elect to operate certain facilities in the merchant market upon expiration of their PPAs. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See "Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or finance internal or external growth opportunities or fund our operations" in our Annual Report on Form 10-K for the year ended December 31, 2013.

        We expect to reinvest approximately $35 million in 2014 (of which $10.5 million and $23.0 million was reinvested in the three and nine months ended September 30, 2014) in our portfolio in the form of project capital expenditures and major maintenance expenses. Such investments are generally paid at the project level. See "—Capital and Major Expenditures" in our Annual Report on Form 10-K for the year ended December 31, 2013. We do not expect any other material or unusual requirements for cash outflows for 2014 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

New Senior Secured Credit Facilities

        On February 24, 2014 the Partnership, our wholly-owned indirect subsidiary, entered into the New Senior Secured Credit Facilities, including the New Term Loan Facility, comprising $600 million in aggregate principal amount, and the New Revolving Credit Facility with a capacity of $210 million. Borrowings under the New Senior Secured Credit Facilities are available in U.S. dollars and Canadian dollars and bear interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate, each as defined in the credit agreement governing the New Senior Secured Credit Facilities (the "Credit Agreement"), as applicable, plus an applicable margin between 2.75% and 3.75% that varies depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. The applicable margin for term loans bearing interest at the Adjusted Eurodollar Rate and the Base Rate is 3.75% and 2.75% respectively (3.75 at November 6, 2014). The Adjusted Eurodollar Rate cannot be less than 1.00% (1.00% at November 6, 2014).

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

        On February 26, 2014, $600 million was drawn under the New Term Loan Facility, and letters of credit in an aggregate face amount of $144.1 million ($106.1 million as of November 6, 2014) were issued (but not drawn) pursuant to the revolving commitments under the New Revolving Credit Facility and used to (i) satisfy a debt service reserve requirement in an amount equivalent to six months of debt service (approximately $15.8 million) and (ii) support contractual credit support obligations of the Partnership and its subsidiaries and of certain other of our affiliates.

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

        As a consequence, further dividend payments, which are declared and paid at the discretion of our board of directors, in the aggregate cannot exceed the covenant's "basket" provision of the greater of $50 million and 2% of consolidated net assets (approximately $57.4 million at September 30, 2014) until such time that we satisfy the fixed charge coverage ratio test. We have declared eight monthly dividends in January through August 2014 totaling approximately $29.3 million that were subject to the basket provision. For the trailing twelve months ended September 30, 2014, dividend payments to our shareholders totaled approximately Cdn$44.2 million. In September 2014, we adjusted our dividend to Cdn$0.03 per common share to be paid quarterly based on an annual dividend payment of Cdn$0.12 per common share, with the first quarterly dividend expect to be declared in November and paid at the end of December 2014. No dividends were declared in September 2014. Dividends to shareholders are paid, if and when declared by, and subject to the discretion of, the Board of Directors.

        The Prepayment Charges would no longer be reflected in the calculation of the fixed charge coverage ratio test after the passage of four additional successive quarters following the quarter in which the Prepayment Charges are incurred. In addition, any similar prepayment charges incurred in connection with any further debt reduction would also be reflected in the calculation of the fixed charge coverage ratio test on a rolling four quarter basis, beginning with the quarter in which such charges are incurred, as would any associated reduction in interest expense. We expect to satisfy the fixed charge ratio test in the first half of 2015.

        Separately, we expect to be in compliance with the financial maintenance covenants in the agreements governing our indebtedness for at least the next twelve months.

Corporate Debt

        The following table summarizes the maturities of our corporate debt at September 30, 2014:

	Maturity Date	Interest Rates	Remaining Principal Repayments	2014	2015	2016	2017	2018	Thereafter
Senior Secured Term Loan Facility(1)	February 2021	4.75% - 5.90%	$552.8	$1.4	$5.5	$5.5	$5.5	$5.5	$529.4
Atlantic Power Corporation Notes	November 2018	9.0%	319.9	—	—	—	—	319.9	—
Atlantic Power Income LP Note	June 2036	6.0%	187.5	—	—	—	—	—	187.5
Convertible Debenture(2)	October 2014	6.5%	40.0	40.0	—	—	—	—	—
Convertible Debenture	March 2017	6.3%	60.2	—	—	—	60.2	—	—
Convertible Debenture	June 2017	5.6%	71.9	—	—	—	71.9	—	—
Convertible Debenture	June 2019	5.8%	130.0	—	—	—	—	—	130.0
Convertible Debenture	December 2019	6.0%	89.3	—	—	—	—	—	89.3

Total Corporate Debt			$1,451.6	$41.4	$5.5	$5.5	$137.6	$325.4	$936.2

(1)
In addition to the annual principal payments described herein, the Credit Agreement requires payment of 50% of the excess cash flow of the Partnership and its subsidiaries. On May 5, 2014 we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount ($190.7 million at September 30, 2014) of the $600.0 million ($552.8 million at September 30, 2014) outstanding aggregate borrowings. See Note 8, Accounting for derivative instruments and hedging activities for further details.

(2)
We repaid the Cdn$44.8 million aggregate principal amount of convertible debentures due October 2014 at maturity with cash on hand.

Project-Level Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at September 30, 2014. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At November 6, 2014, all of our projects, except for Piedmont, were in compliance with the covenants contained in project-level debt. During the first quarter of 2014, Piedmont underwent forced maintenance outages that resulted in the project not meeting its debt service coverage ratio covenant as of September 30, 2014. We do not expect Piedmont to meet its debt service coverage ratio covenant or make distributions for at least the next eighteen months. All project-level debt is non-recourse to us and substantially the entire principal is amortized over the life of the projects' PPAs. See Note 6, Long-term debt—Non-Recourse Debt.

        The range of interest rates presented represents the rates in effect at September 30, 2014. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

	Maturity Date	Range of Interest Rates	Total Remaining Principal Repayments	2014	2015	2016	2017	2018	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	3.4%	$26.7	$1.3	$5.8	$6.0	$6.3	$6.5	$0.8
Piedmont	August 2018	5.2%	65.9	1.9	4.5	3.3	4.7	51.5	—
Cadillac	August 2025	6.0% - 8.0%	34.0	0.5	3.9	2.5	3.0	3.0	21.1
Meadow Creek	December 2024	2.9% - 5.6%	167.3	2.4	4.6	5.3	5.3	6.0	143.7
Rockland(1)	June 2027	6.4% - 6.7%	84.4	0.5	1.8	1.9	2.2	2.5	75.5

Total Consolidated Projects			378.3	6.6	20.6	19.0	21.5	69.5	241.1
Equity Method Projects:
Chambers(2)	December 2019 and 2023	4.5% - 5.0%	43.2	0.1	0.2	0.1	—	—	42.8
Goshen	December 2022	2.9% - 7.1%	23.9	—	0.5	0.7	0.9	1.0	20.8
Idaho Wind	December 2027	5.8%	45.2	0.9	2.6	2.5	2.7	2.9	33.6

Total Equity Method Projects			112.3	1.0	3.3	3.3	3.6	3.9	97.2

Total Project-Level Debt			$490.6	$7.6	$23.9	$22.3	$25.1	$73.4	$338.3

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

Uses of Liquidity

        Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of principal and interest on our outstanding convertible debentures, senior notes and other corporate and project level debt, funding collateral and capital expenditures, including major maintenance and business development costs and dividend payments, if and when declared by our board of directors, to our common shareholders and preferred shareholders of a subsidiary company. We may fund future acquisitions with a combination of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately placed bank or institutional non-recourse operating level debt, although we can provide no assurances regarding the availability of public or private financing on acceptable terms or at all. We expect to implement normal course issuer bid for at least $15 million and up to 10% of our outstanding convertible debentures ($35 million).

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

        We expect to reinvest approximately $35 million in 2014 in our portfolio in the form of project capital expenditures and major maintenance expenses. As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other major expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess major maintenance needs. In addition, we utilize predictive and risk based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and major maintenance expenses may exceed the projected level in 2014 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

        Of the $35 million of expected project capital expenditures and major maintenance expenses in 2014, we invested approximately $23 million in the nine months ended September 30, 2014. In all cases, scheduled maintenance outages during the nine months ended September 30, 2014 occurred at such times that did not materially impact the facilities' availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

        See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

        As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

        The operating margin at our 50% owned Orlando project is exposed to changes in natural gas prices following the expiration of its fuel contract at the end of 2013. We have entered into various natural gas swaps to effectively fix the price of 7.3 million Mmbtu of future natural gas purchases at Orlando, which is approximately 100% of our share of the expected on-peak natural gas purchases at the project through 2016 or approximately 89%, 62% and 63% of our share of the expected base load natural gas purchases for 2014, 2015 and 2016, respectively. Because projected on-peak gas exposure is fully hedged, a $1.00 MMBtu change in the price of natural gas would not impact estimated cash distributions for the remainder of 2014.

Electricity Commodity Market Risk

        Our current and future cash flows are impacted by changes in electricity prices when our projects operate with no PPA or at projects that operate with PPAs that are based on spot market pricing. Our most significant exposure to market power prices is at the Chambers, Morris, and Selkirk projects. We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements. No assurance can be provided that we will be able to renew or enter into new power purchase agreements on favorable terms or at all. See Item 1A. "Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of our power purchase agreements could have a material adverse impact on our business, results of operations and financial condition" and "Risk Factors—Risks Related to Our Business and Our Projects—Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        At Selkirk, where we own 18.5% of the project, 100% of the project's capacity is currently not contracted and is sold into the spot power market or not sold at all if market prices do not support profitable operation of that portion of the facility. Forecasted distributions for the remainder of 2014 would not change materially per 10% change in the forecasted spot price of electricity.

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

Foreign Currency Exchange Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars but we pay dividends to shareholders, if and when declared by the board of directors, interest on corporate level long-term debt and all but one of our convertible debentures, predominantly in Canadian dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on any future payments of dividends to shareholders. From time to time, we execute this strategy utilizing cash flows from our projects that generate Canadian dollars and by entering into forward contracts to purchase Canadian dollars. These foreign exchange forward contracts are recorded at estimated fair value based on quoted market prices and the estimation of the counter-party's credit risk. Changes in the fair value of the foreign currency forward contracts are recorded in foreign exchange (gain) loss in the consolidated statements of operations.

        On April 2, 2014, we executed a foreign currency forward contract in which we agreed to sell $41.0 million on September 30, 2014 and receive Cdn$45.3 million at a foreign exchange rate of Cdn$1.105 per U.S. dollar in order to mitigate the foreign exchange risk on the retirement of the Cdn$44.8 million convertible debentures due in October 2014. We recorded a $0.5 million realized foreign exchange loss when the contract expired on September 30, 2014. The convertible debentures were repaid with cash on hand on October 31, 2014.

        The following table contains the components of recorded foreign exchange (gain) loss for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Unrealized foreign exchange (gain) loss:
Convertible debentures, MTNs and other	$(21.0)	$10.4	$(22.0)	$(17.0)
Forward contracts	1.4	(0.2)	1.1	18.5

	(19.6)	10.2	(20.9)	1.5
Realized foreign exchange loss (gain) on Forward contract settlements and other	0.6	(1.1)	0.5	(14.4)

	$(19.0)	$9.1	$(20.4)	$(12.9)

        A 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar would have a $40.8 million impact on the carrying value of the Cdn$210 million MTNs and Cdn$292.8 million convertible debentures denominated in Canadian dollars at September 30, 2014.

Interest Rate Risk

        Changes in interest rates impact cash payments that are required on our debt instruments as approximately 22% of our debt, including our share of the project-level debt associated with equity investments in affiliates, either bears interest at variable rates or is not financially hedged through the use of interest rate swaps. After considering the impact of interest rate swaps described below, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest at equity investments, by approximately $1.3 million at September 30, 2014. The New Term Loan Facility has a LIBOR floor of 1.00%, and one month LIBOR at September 30, 2014 was approximately 0.16%. If LIBOR were greater than or equal to 1.00%, a change in interest of 100 basis points would change annual interest costs by $4.4 million.

  The Partnership

        On May 5, 2014 the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($190.7 million at September 30, 2014) of the $600 million aggregate principal amount of borrowings ($552.8 million at September 30, 2014) under the New Term Loan Facility. Borrowings under the $600 million New Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the New Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the New Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%. $190.7 million of notional amount remains on the interest rate swap agreements at September 30, 2014.

        The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

  Epsilon Power Partners

        Epsilon Power Partners, a wholly owned subsidiary, is exposed to changes in interest rates related to its variable-rate non-recourse debt and previously had an interest rate swap to mitigate this exposure. The interest rate swap agreement effectively converted the floating rate debt to a fixed interest rate of 7.37% and had a maturity date of July 2019. The notional amount of the swap matched the outstanding principal balance over the remaining life of Epsilon Power Partners' debt. On February 20, 2014, we paid $2.6 million to terminate this contract in connection with the termination of our prior revolving credit facility. We recorded interest expense related to its settlement in the consolidated statement of operations for the nine months ended September 30, 2014.

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

  Piedmont

        The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate of 1.7% plus an applicable margin ranging from 3.5% to 3.8% through February 29, 2016. From February 2016 until the maturity of the debt in November 2017, the fixed rate of the swap is 4.47% and the applicable margin is 4.0%, resulting in an all-in rate of 8.5%. The swap continues at the fixed rate of 4.47% from the maturity of the debt in November 2017 until November 2030. Prior to conversion of the Piedmont Construction loan facility to a term loan, the notional amounts of the interest rate swap agreements matched the estimated outstanding principal balance of Piedmont's construction loan facility. The interest rate swaps were executed on October 21, 2010 and November 2, 2010 and expire on February 29, 2016 and November 30, 2030, respectively. As a result of the Piedmont term loan conversion on February 14, 2014, these swap agreements were amended to reduce the notional amounts to match the outstanding $68.5 million principal of the term loan. We recorded $1.0 million of deferred financing costs related to this transaction in the consolidated balance sheets at September 30, 2014. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the three and nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are party to legal proceedings, including securities class actions, from time to time. In particular, we and/or certain of our current and former officers have been named as defendants in various class action lawsuits. Due to the nature of these proceedings, the lack of precise damage claims and the type of claims we are subject to, we are unable to determine the ultimate or maximum amount of monetary liability or financial impact, if any, to us in these legal matters, which unless otherwise specified, seek damages from the defendants of material or indeterminate amounts.

Shareholder class action lawsuits

  Massachusetts District Court Actions

        On March 8, 14, 15 and 25, 2013 and April 23, 2013, five purported securities fraud class action complaints were filed by alleged investors in Atlantic Power common shares in the United States District Court for the District of Massachusetts (the "District Court") against Atlantic Power and Barry E. Welch, our former President and Chief Executive Officer and a former Director of Atlantic Power, in each of the actions, and, in addition to Mr. Welch, some or all of Patrick J. Welch, our former Chief Financial Officer, Lisa Donahue, our former interim Chief Financial Officer, and Terrence Ronan, our current Chief Financial Officer, in certain of the actions (the "Proposed Individual Defendants," and together with Atlantic Power, the "Proposed Defendants") (the "U.S. Actions").

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

        On June 6, 2014, Lead Plaintiff filed the amended complaint (the "Amended Complaint"). The Amended Complaint names as defendants Barry E. Welch and Terrence Ronan (the "Individual Defendants") and Atlantic Power (together with the Individual Defendants, the "Defendants") and alleges a class period of June 20, 2011 to March 4, 2013 (the "Class Period"). The Amended Complaint makes allegations that are substantially similar to those asserted in the five initial complaints. Specifically, the Amended Complaint alleges, among other things, that in Atlantic Power's press releases, quarterly and year-end filings and conference calls with analysts and investors, Defendants made materially false and misleading statements and omissions regarding the sustainability of Atlantic Power's common share dividend, which artificially inflated the price of Atlantic Power's common shares during the class period. The Amended Complaint continues to assert claims under Section 10(b) and, against the Individual Defendants, under Section 20(a) of the Securities Exchange Act of 1934, as amended. It also asserts a claim for unjust enrichment against the Individual Defendants. In accordance with the schedule referenced above, Defendants filed their motion to dismiss the consolidated U.S. Action (the "Motion to Dismiss") on August 5, 2014.

        On September 30, 2014, citing Atlantic Power's September 16, 2014 announcement of changes to its dividend and its President and CEO transition, Lead Plaintiff filed a motion (the "Extension Motion") requesting a thirty-day extension of its October 6, 2014 deadline for filing its brief in opposition to the Motion to Dismiss, in which to determine whether to file a second amended complaint. On October 2, 2014, the Court entered an order (i) extending Lead Plaintiff's deadline to file its opposition to the Motion to Dismiss to October 10, 2014 and (ii) requiring Defendants to file their opposition to the Extension Motion by October 2, 2014. In accordance with this order, on October 2, 2014, Defendants filed their opposition to the Extension Motion. On October 10, 2014, Lead Plaintiff filed its opposition to the Motion to Dismiss (the "Opposition") and also filed a motion for leave to amend the Amended Complaint, attaching a proposed second amended complaint. On October 21, 2014, Lead Plaintiff and Defendants filed a joint scheduling motion requesting (i) November 7, 2014 as the deadline for Defendants to file their opposition to Lead Plaintiff's motion for leave to amend the Amended Complaint; (ii) November 24, 2014 as the deadline for Defendants to file their reply in further support of the Motion to Dismiss; and (iii) November 24, 2014 as the deadline for Lead Plaintiff to file its reply in further support of its motion for leave to amend the Amended Complaint. On October 22, 2014, the Court entered an order setting this requested schedule.

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

Other

        From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. With respect to such other matters arising in the normal course of business, there are no matters pending as of September 30, 2014 that are expected to have a material impact on our financial position or results of operations or have been reserved for as of September 30, 2014.

        Other than as described above, there were no material changes to legal proceedings disclosed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

        Other than as described below, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"). To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to our business plan and any updated to our business strategy, such risk factors should be read in light of such information.

Our recent management changes may impact our business strategy

        On September 16, 2014, we announced that after the close of business on September 15, 2014, we appointed Kenneth Hartwick as Interim President and Chief Executive Officer effectively immediately, following the mutual agreement for Barry Welch to step down as President, Chief Executive Officer and a director.

        Our Board of Directors has commenced a process to identify and evaluate candidates to serve as our next President and Chief Executive Officer, and such process could divert the attention of the other members of our senior management and our Board of Directors. The market for senior managers who are qualified for the position of President and Chief Executive Officer of a public company is intensely competitive and successful recruitment and development of executive talent is key to our business strategy and competitive position. In addition, any new senior managers that we recruit, including for the position of President and Chief Executive Officer, may have a different view than our current view on the appropriate business strategy for us, which may impact the execution of, or result in changes to, our current business strategy. See "Risk Factors—Risks Related to Our Business and Our Projects—Our success depends in part on our ability to retain, motivate and recruit executives and other key employees, and failure to do so could negatively affect us" in our Annual Report on Form 10-K for the year ended December 31, 2013.

We cannot provide any assurance regarding the outcome or impact on our business of any potential options we are considering

        We are continuing to execute our business plan, including the objectives of enhancing the value of our existing assets through optimization investments and commercial activities, delevering our balance sheet to improve both our cost of capital and ability to compete for new investments, and utilizing our core competencies to create proprietary investment opportunities. In addition, we are continuing to assess potential options, including asset sales or the contribution of assets to a joint venture in order to raise additional capital for growth and/or debt reduction. No assurance can be given regarding the outcome or impact of the execution of our business plan and the evaluation of any such potential options. The process of reviewing, and potentially executing, any such potential option, may be very costly and time-consuming and may distract our management and otherwise disrupt our operations, or be unsuccessful or yield unexpected results. Some or all of such options could be limited due to transfer restrictions at certain of our projects, potentially trigger change of control provisions, or impose limitations on our ability to use our net operating losses. See "Risk Factors—Risks Related to Our Business and Our Projects—Our equity interests in certain projects may be subject to transfer restrictions" in our Annual Report on Form 10-K for the year ended December 31, 2013. Furthermore, the operation of our business and the execution of our business plan or any potential options (to the extent we decide to implement any such potential options) requires liquidity, which may involve one or more of the use of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately-placed bank or institutional non-recourse operating level debt, although we can provide no assurances regarding the availability of such public or private financing on acceptable terms or at all.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
10.1		Executive Severance and Release Agreement by and between Atlantic Holdings, the Company, and Barry E. Welch, dated September 22, 2014 (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2014)
10.2		Employment Agreement between the Company and Kenneth Hartwick, dated September 22, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on September 23, 2014)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)