Form 10-Q
period 2015-03-31
ATLANTIC POWER CORP
filed 2015-05-07
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-34691

ATLANTIC POWER CORPORATION
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	55-0886410 (I.R.S. Employer Identification No.)
3 Allied Drive, Suite 220 Dedham, MA (Address of principal executive offices)	02026 (Zip code)

(617) 977-2400
(Registrant's telephone number, including area code)

One Federal Street, Floor 30
Boston, MA 02110
(Former address, if changed since last report)

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

        The number of shares outstanding of the registrant's Common Stock as of May 5, 2015 was 121,894,047.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2015

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100.1	$106.0
Restricted cash	14.1	22.5
Accounts receivable	40.2	46.2
Inventory	15.7	19.3
Prepayments and other current assets	13.1	13.9
Assets held for sale (Note 3)	780.8	792.1
Refundable income taxes	—	0.2

Total current assets	964.0	1,000.2
Property, plant, and equipment, net of accumulated depreciation of $202.5 million and $195.9 million at March 31, 2015 and December 31, 2014, respectively	914.9	962.9
Equity investments in unconsolidated affiliates (Note 4)	310.1	305.2
Other intangible assets, net of accumulated amortization of $206.2 million and $199.8 million at March 31, 2015 and December 31, 2014, respectively	356.0	377.1
Goodwill	197.2	197.2
Derivative instruments asset (Notes 7 and 8)	0.3	1.1
Deferred financing costs	59.2	62.8
Other assets	10.4	10.1

Total assets	$2,812.1	$2,916.6

Liabilities
Current liabilities:
Accounts payable	$6.7	$9.4
Income taxes payable	0.6	—
Accrued interest	17.8	5.3
Other accrued liabilities	25.8	30.7
Current portion of long-term debt (Note 5)	19.4	20.0
Current portion of derivative instruments liability (Notes 7 and 8)	34.7	36.1
Liabilities held for sale (Note 3)	281.1	271.8
Other current liabilities	5.7	6.8

Total current liabilities	391.8	380.1
Long-term debt (Note 5)	1,098.4	1,145.9
Convertible debentures (Note 6)	315.7	340.6
Derivative instruments liability (Notes 7 and 8)	44.6	47.5
Deferred income taxes (Note 9)	86.3	92.4
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $11.8 million and $11.4 million at March 31, 2015 and December 31, 2014, respectively	31.0	33.4
Other non-current liabilities	58.4	60.2
Commitments and contingencies (Note 15)	—	—

Total liabilities	2,026.2	2,100.1
Equity
Common shares, no par value, unlimited authorized shares; 121,747,980 and 121,323,614 issued and outstanding at March 31, 2015 and December 31, 2014, respectively (Note 12)	1,288.9	1,288.4
Accumulated other comprehensive loss (Note 2)	(103.7)	(68.3)
Retained deficit (Note 12)	(849.4)	(863.9)

Total Atlantic Power Corporation shareholders' equity	335.8	356.2
Preferred shares issued by a subsidiary company (Note 12)	221.3	221.3
Noncontrolling interests held for sale (Notes 3 and 12)	228.8	239.0

Total equity	785.9	816.5

Total liabilities and equity	$2,812.1	$2,916.6

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014
Project revenue:
Energy sales	$54.0	$64.3
Energy capacity revenue	33.5	33.5
Other	23.8	27.5

	111.3	125.3
Project expenses:
Fuel	46.2	59.8
Operations and maintenance	21.5	27.8
Development	1.1	0.7
Depreciation and amortization	28.0	30.5

	96.8	118.8
Project other income (expense):
Change in fair value of derivative instruments (Notes 7 and 8)	(1.7)	22.0
Equity in earnings of unconsolidated affiliates (Note 4)	10.8	8.4
Interest expense, net	(2.1)	(11.1)
Other expense	—	(0.1)

	7.0	19.2

Project income	21.5	25.7
Administrative and other expenses (income):
Administration	9.4	7.1
Interest, net	25.7	66.5
Foreign exchange gain (Note 8)	(32.2)	(16.8)
Other income (Note 6)	(1.4)	—

	1.5	56.8

Income (loss) from continuing operations before income taxes	20.0	(31.1)
Income tax benefit (Note 9)	(4.6)	(16.9)

Income (loss) from continuing operations	24.6	(14.2)
Net loss from discontinued operations, net of tax (Note 3)	(12.3)	(8.3)

Net income (loss)	12.3	(22.5)
Net loss attributable to noncontrolling interests designated as discontinued operations (Note 3)	(7.5)	(6.4)
Net income attributable to preferred shares of a subsidiary company	2.3	2.8

Net income (loss) attributable to Atlantic Power Corporation	$17.5	$(18.9)

Basic earnings (loss) per share: (Note 11)
Income (loss) from continuing operations attributable to Atlantic Power Corporation	$0.17	$(0.15)
Loss from discontinued operations, net of tax	(0.03)	(0.01)

Net income (loss) attributable to Atlantic Power Corporation	$0.14	$(0.16)
Diluted earnings (loss) per share: (Note 11)
Income (loss) from continuing operations attributable to Atlantic Power Corporation	$0.17	(0.15)
Loss from discontinued operations, net of tax	(0.03)	(0.01)

Net income (loss) attributable to Atlantic Power Corporation	$0.14	$(0.16)
Weighted average number of common shares outstanding: (Note 11)
Basic	121.5	120.3
Diluted	122.4	120.3

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net income (loss)	$12.3	$(22.5)
Other comprehensive income, net of tax:
Unrealized loss on hedging activities	(0.5)	(0.3)
Net amount reclassified to earnings	0.2	0.2

Net unrealized loss on derivatives	(0.3)	(0.1)
Foreign currency translation adjustments	(35.1)	(18.7)

Other comprehensive loss, net of tax	(35.4)	(18.8)

Less: comprehensive loss attributable to noncontrolling interests	(5.2)	(3.6)

Comprehensive loss attributable to Atlantic Power Corporation	$(17.9)	$(37.7)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$12.3	$(22.5)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	38.1	40.5
Gain on sale of asset	—	(2.1)
Gain on repurchase of convertible debentures and other	(1.4)	—
Long-term incentive plan expense	0.5	(0.1)
Equity in earnings from unconsolidated affiliates	(9.9)	(8.6)
Distributions from unconsolidated affiliates	7.2	11.8
Unrealized foreign exchange gain	(32.8)	(16.7)
Change in fair value of derivative instruments	9.0	(14.7)
Change in deferred income taxes	(3.9)	(13.5)
Change in other operating balances
Accounts receivable	6.0	7.1
Inventory	3.6	(0.1)
Prepayments, refundable income taxes and other assets	4.3	7.4
Accounts payable	(5.6)	(2.9)
Accruals and other liabilities	7.7	(14.3)

Cash provided by (used in) operating activities	35.1	(28.7)
Cash flows provided by investing activities:
Change in restricted cash	9.7	73.6
Proceeds from sale of asset, net	—	1.0
Construction in progress	—	(0.4)
Capitalized development costs	(0.8)	—
Purchase of property, plant and equipment	(1.3)	(2.6)

Cash provided by investing activities	7.6	71.6
Cash flows used in financing activities:
Proceeds from senior secured term loan facility	—	600.0
Repayment of corporate and project-level debt	(32.8)	(565.0)
Repayment of convertible debentures	(5.7)	—
Deferred financing costs	—	(38.3)
Dividends paid to common shareholders	(2.9)	(10.2)
Dividends paid to noncontrolling interests	(5.0)	(8.0)

Cash used in financing activities	(46.4)	(21.5)
Net (decrease) increase in cash and cash equivalents	(3.7)	21.4
Less cash at discontinued operations	(6.2)	(9.4)
Cash and cash equivalents at beginning of period at discontinued operations	3.9	—
Cash and cash equivalents at beginning of period	106.1	158.6

Cash and cash equivalents at end of period	$100.1	$170.6

Supplemental cash flow information
Interest paid	$11.7	$66.8
Income taxes paid, net	$0.4	$0.2
Accruals for construction in progress	$—	$9.4

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business

General

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of March 31, 2015, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,137 megawatts ("MW") in which our aggregate ownership interest is approximately 1,502 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority-owned subsidiaries. These totals exclude an aggregate of 521 MWs from our 100% ownership interest in Meadow Creek Project Company, LLC ("Meadow Creek"), our 99% ownership in Canadian Hills Wind, LLC ("Canadian Hills"), our 50% ownership interest in Rockland Wind Farm, LLC ("Rockland"), our 27.6% ownership interest in Idaho Wind Partners 1, LLC ("Idaho Wind") and our 12.5% ownership interest in Goshen Phase II, LLC ("Goshen") (collectively, the "Wind Projects"), for which we entered into an agreement to sell on March 31, 2015, and which are designated as assets held for sale and discontinued operations at March 31, 2015.

        Atlantic Power is a corporation established under the laws of the Province of Ontario, Canada on June 18, 2004 and continued to the Province of British Columbia on July 8, 2005. Our shares trade on the Toronto Stock Exchange under the symbol "ATP" and on the New York Stock Exchange under the symbol "AT." Our registered office is located at 215-10451 Shellbridge Way, Richmond, British Columbia V6X 2W8 Canada and our headquarters is located at 3 Allied Drive, Suite 220, Dedham, Massachusetts 02026, USA. Our telephone number in Dedham is (617) 977-2400 and the address of our website is www.atlanticpower.com. Information contained on Atlantic Power's website or that can be accessed through its website is not incorporated into and does not constitute a part of this Quarterly Report on Form 10-Q. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Additionally, we make available on our website our Canadian securities filings, which are not incorporated by reference into our Exchange Act filings.

Basis of presentation

        The interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the SEC regulations for interim financial information and with the instructions to Form 10-Q. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of results for the full year.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

        In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of March 31, 2015, the results of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

Use of estimates

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the fair values of acquired assets, the useful lives and recoverability of property, plant and equipment, valuation of goodwill, intangible assets and liabilities related to PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations, equity-based compensation and the allocation of taxable income and losses, tax credits and cash distributions using the hypothetical liquidation book value ("HLBV") method. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2014. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

Revision to the presentation of preferred shares issued by a subsidiary company

        The classification of preferred shares issued by a subsidiary company has been revised from total Atlantic Power Corporation shareholder's equity on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 to a separate line item in the non-controlling interests section of equity. The revision does not impact total equity in either period presented. The revision was appropriate in order to properly present the preferred shares issued by a subsidiary company in the consolidated balance sheet. The revision is not considered material to any previously issued financial statements.

Recently issued accounting standards

  Adopted

        In April 2014, the Financial Accounting Standards Board ("FASB") issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

operation in an entity's financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity's operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes became effective on January 1, 2015 and were implemented when designating the Wind Projects as assets held for sale and discontinued operations on March 31, 2015. See Note 3, Assets held for sale and discontinued operations.

  Issued

        In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes become effective for us on January 1, 2016. We are currently evaluating the potential impact of these changes on the consolidated financial statements.

        In January 2015, the FASB issued changes to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity's income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, an entity will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. These changes become effective for us on January 1, 2016. We have determined that the adoption of these changes will not have an impact on the consolidated financial statements.

        In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity's ability to continue as a going concern. Under generally accepted accounting principles in the United States ("GAAP"), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Even if an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

entity's ability to continue as a going concern. Because there is no guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, (iii) management's plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management's plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity's ability to continue as a going concern. These changes become effective for us for financial statements issued after December 15, 2016. We are currently evaluating the potential impact of these changes on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

2. Changes in accumulated other comprehensive loss by component

        The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended March 31,
	2015	2014
Foreign currency translation
Balance at beginning of period	$(66.3)	$(22.2)
Other comprehensive loss:
Foreign currency translation adjustments(1)	(35.1)	(18.7)

Balance at end of period	$(101.4)	$(40.9)

Pension
Balance at beginning of period	$(2.1)	$(0.4)
Other comprehensive loss:
Amortization of net actuarial gain	—	—

Balance at end of period	$(2.1)	$(0.4)

Cash flow hedges
Balance at beginning of period	$0.1	$0.2
Other comprehensive loss:
Net change from periodic revaluations	(0.9)	(0.5)
Tax benefit	0.4	0.2

Total Other comprehensive loss before reclassifications, net of tax	(0.5)	(0.3)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.3	0.4

Sub-total	0.3	0.4
Tax expense	(0.1)	(0.2)

Total amount reclassified from Accumulated other comprehensive income, net of tax	0.2	0.2
Total Other comprehensive loss	(0.3)	(0.1)

Balance at end of period	$(0.2)	$0.1

(1)
In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)
This amount was included in Interest expense, net on the accompanying consolidated statements of operations.

3. Assets held for sale and discontinued operations

  Wind Projects

        On March 31, 2015, Atlantic Power Transmission, Inc. ("APT"), our wholly-owned, direct subsidiary, entered into a definitive agreement (the "Purchase Agreement") with TerraForm AP Acquisition Holdings, LLC ("TerraForm"), an indirect subsidiary of TerraForm Power, Inc., to sell our wind generation projects for cash proceeds of approximately $350 million, subject to certain

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Assets held for sale and discontinued operations (Continued)

adjustments. Terraform will, subject to the terms and conditions in the Purchase Agreement, purchase from APT 100% of its direct membership interests in a holding company formed to facilitate the sale, thereby acquiring our indirect interests in our portfolio of wind projects consisting of five operating wind projects in Idaho and Oklahoma and representing 521 MW net ownership: Goshen (12.5% economic interest), Idaho Wind (27.6% economic interest), Meadow Creek (100% economic interest); Rockland Wind Farm (50% economic interest, but consolidated on a 100% basis); and Canadian Hills (99% economic interest).

        In addition to the receipt of approximately $350 million in cash proceeds, we will deconsolidate approximately $249 million of project debt (or approximately $275 million as adjusted for our proportional ownership of Rockland, Goshen North and Idaho Wind) and approximately $229 million of non-controlling interest related to tax equity interests at Canadian Hills and the minority ownership interests at Rockland and Canadian Hills. We expect to receive net proceeds of approximately $338 million in the aggregate, after estimated transaction fees and transaction-related taxes.

        On January 1, 2015, we adopted the FASB's issued changes to reporting discontinued operations and determined that the sale of the Wind Projects meets the threshold to be reported as discontinued operations in our consolidated financial statements. Our determination was based on the impact the sale will have on our operations and financial results and because the Wind Projects make up the entirety of our Wind reportable Segment. The Wind Projects were designated as assets held for sale and discontinued operations on March 31, 2015, the date we established a firm commitment to a plan to sell the wind assets. We stopped depreciating the property, plant and equipment of the Wind Projects on the designation date. We did not adjust the carrying value on the designation date because we expect to record a gain on sale when the transaction closes. The consolidated balance sheet as of December 31, 2014 and the consolidated statement of operations for the three months ended March 31, 2014 have been reclassified for these changes.

  Greeley

        In March 2014, we closed a transaction with Initium Power Partners, LLC. ("Initium"), whereby Initium agreed to purchase all of the issued and outstanding membership interests in Greeley for approximately $1.0 million. We recorded a $2.1 million non-cash gain on the sale resulting from the write-off of asset retirement obligations in the consolidated statement of operations as of March 31, 2014. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2014.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Assets held for sale and discontinued operations (Continued)

        The following table summarizes the revenue and loss from operations of the Wind Projects and Greeley for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Revenue	$16.7	$20.0

Project expenses:
Operations and maintenance	5.6	5.1
Depreciation and amortization	10.1	10.0

	15.7	15.1
Project other income (expense):
Change in fair value of derivatives	(7.3)	(7.3)
Equity in (loss) earnings of unconsolidated affiliates	(0.9)	0.2
Interest expense, net	(3.4)	(3.6)
Gain on sale of asset	—	2.1

	(11.6)	(8.6)

Loss from operations of discontinued businesses	(10.6)	(3.7)
Income tax expense	1.7	4.6

Loss from operations of discontinued businesses, net of tax	(12.3)	(8.3)
Net loss attributable to noncontrolling interests of discontinued businesses	(7.5)	(6.4)

Loss from operations of discontinued businesses, net of noncontrolling interests	$(4.8)	$(1.9)

        Basic and diluted earnings (loss) per share related to income (loss) from discontinued operations for the Wind Projects and Greeley was $(0.03) and $(0.01) for the three months ended March 31, 2015 and 2014 respectively.

        The following table summarizes the operating and investing cash flows of the Wind Projects for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Cash provided by operating activities	$10.8	$8.8
Cash provided by investing activities	1.4	1.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Assets held for sale and discontinued operations (Continued)

        The following table summarizes the financial position of the Wind Projects at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$6.2	$3.9
Accounts receivable	11.2	11.2
Other current assets	2.4	2.4

	19.8	17.5
Non-current assets assets:
Property, plant & equipment	700.5	710.5
Equity investments in unconsolidated affiliates	36.5	38.7
Other intangible assets, net	4.3	4.3
Restricted cash	17.9	19.1
Other assets	1.8	2.0

Assets held for sale	780.8	792.1
Current liabilities:
Accounts payable and other accrued liabilities	$7.7	$5.9
Current portion of long-term debt	6.4	6.4
Current portion of derivative instruments liability	4.8	3.1

	18.9	15.4
Long term liabilities
Long-term debt	242.4	242.4
Derivative instruments liability	15.7	10.0
Other long-term liabilities	4.1	4.0

Liabilities held for sale	281.1	271.8
Noncontrolling interests held for sale	228.8	239.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

        The following summarizes the operating results for the three months ended March 31, 2015 and 2014, respectively, for earnings in our equity method investments:

	Three months ended March 31,
Operating results	2015	2014
Revenue
Orlando	$12.8	$13.3
Chambers	15.4	17.9
Other(1)	9.6	22.5

	37.8	53.7
Project expenses
Orlando	6.6	8.7
Chambers	11.4	14.2
Other(1)	8.6	21.7

	26.6	44.6
Project other (expense) income
Orlando	—	—
Chambers	(0.5)	(0.6)
Other(1)	0.1	(0.1)

	(0.4)	(0.7)
Project income
Orlando	$6.2	$4.6
Chambers	3.5	3.1
Other(1)	1.1	0.7

	10.8	8.4

(1)
Includes equity method investments that individually do not exceed 10% of consolidated total assets or income (loss) before income taxes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt

        Long-term debt consists of the following:

	March 31, 2015	December 31, 2014	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$520.2	$541.5	LIBOR(1) plus 3.8%
Senior unsecured notes, due 2018(2)	310.9	319.9	9.0%
Senior unsecured notes, due June 2036 (Cdn$210.0)	165.8	181.0	6.0%
Non-Recourse Debt:(3)
Epsilon Power Partners term facility, due 2019	24.0	25.5	LIBOR plus 3.1%
Cadillac term loan, due 2025	32.8	33.4	6.0% – 8.0%
Piedmont term loan, due 2018	63.6	64.0	5.2%
Other long-term debt	0.5	0.6	5.5% – 6.7%
Less: current maturities	(19.4)	(20.0)

Total long-term debt	$1,098.4	$1,145.9

        Current maturities consist of the following:

	March 31, 2015	December 31, 2014	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2021	$5.2	$5.4	LIBOR(1) plus 3.8%
Epsilon Power Partners term facility, due 2019	6.0	6.1	LIBOR plus 3.1%
Cadillac term loan, due 2025	3.9	3.9	6.0% – 8.0%
Piedmont term loan, due 2018	4.1	4.5	5.2%
Other short-term debt	0.2	0.1	5.5 – 6.7%

Total current maturities	$19.4	$20.0

(1)
LIBOR cannot be less than 1.00%. On May 5, 2014, we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount ($172.4 million at March 31, 2015) of the $600.0 million ($520.2 million at March 31, 2015) outstanding aggregate borrowings under our senior secured term loan facility. See Note 8, Accounting for derivative instruments and hedging activities for further details.

(2)
We repurchased approximately $9.0 million aggregate principal amount of the 9.0% Notes in January 2015 with cash on hand.

(3)
The table does not include non-recourse debt at the Wind Projects which have been classified as held for sale at March 31, 2015 and December 31, 2014.

  Notes of Atlantic Power Corporation

        As previously disclosed with respect to the impact of the Senior Secured Credit Facilities in our Annual Report on Form 10-K for the years ended December 31, 2014 and 2013, due to the aggregate impact of the up-front costs resulting from the prepayments on our indebtedness further described in our Annual Report on Form 10-K for the year ended December 31, 2014, including the premium

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt (Continued)

payment and charges for unamortized debt discount and fee expenses and premiums as part of the overall purchase price in respect of the repurchases of the 9.0% Notes in March 2014, which were reflected as interest expense in our 2014 first quarter results, through March 31, 2015, we did not satisfy the fixed charge coverage ratio test included in the restricted payments covenant of the indenture governing the 9.0% Notes. The fixed charge coverage ratio must be at least 1.75 to 1.00 and is measured on a rolling four quarter basis, including after giving effect to certain pro forma adjustments.

        As of March 31, 2015, we are again in compliance with the fixed charge ratio test. During the period we were not in compliance, March 31, 2014 through March 31, 2015, dividend payments, in the aggregate, could not exceed the covenant's "basket" provision of the greater of $50 million and 2% of consolidated net assets (approximately $46.7 million at March 31, 2015) until we satisfied the fixed charge coverage ratio test. Through March 31, 2015, we declared cumulative dividends totaling approximately $35.4 million that were subject to the basket provision. As long as we remain in compliance with the ratio test, we are not subject to the basket provision. However, the basket does not reset if we were to fall out of compliance at any point in the future. Dividends to shareholders are paid, if and when declared by, and subject to the discretion of, the board of directors.

  Non-Recourse Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash. At March 31, 2015, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project-level debt. We do not expect our Piedmont project to meet its debt service coverage ratio covenants limiting the project's ability to make distributions to us before 2017 at the earliest, due to continued operational issues that have resulted in higher forecasted maintenance and fuel expenses than initially expected.

6. Convertible debentures

        The following table provides details related to outstanding convertible debentures:

	6.25% Debentures due March 2017	5.6% Debentures due June 2017	5.75% Debentures due June 2019	6.00% Debentures due December 2019	Total
Balance at December 31, 2014	$58.0	$68.6	$128.4	$85.6	$340.6
Repayment of convertible debentures	—	(0.3)	(3.4)	(2.0)	(5.7)
Foreign exchange gain	(4.9)	(5.8)	—	(7.2)	(17.9)
Gain on repurchase of convertible debentures	—	—	(0.8)	(0.5)	(1.3)

Balance at March 31, 2015	$53.1	$62.5	$124.2	$75.9	$315.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Convertible debentures (Continued)

        During the fourth quarter of 2014, we announced a Normal Course Issuer Bid ("NCIB") for our convertible debentures. Under the NCIB, we entered into a pre-defined automatic securities purchase plan with our broker in order to facilitate purchases of our convertible debentures. The NCIB commenced on November 11, 2014 and will expire on November 10, 2015 or such earlier date as we complete our purchases pursuant to the NCIB. The actual amount of convertible debentures that may be purchased under the NCIB cannot exceed approximately $31 million and is further limited based on the outstanding principal of the individual outstanding tranches. As of December 31, 2014, we had repurchased and cancelled $3.1 million of convertible debentures and recorded a gain of $0.7 million in the consolidated statement of operations related to these transactions. During the first quarter of 2015, we repurchased and cancelled $7.0 million aggregate principal amount of convertible debentures at a cost of $5.7 million and recorded a gain of $1.3 million in the consolidated statement of operations for the three months ended March 31, 2015. In April 2015, we repurchased and cancelled an additional $10.3 million aggregate principal amount of convertible debentures at a cost of $8.6 million. The associated gain will be recorded in the statement of operations for the three and six months ended June 30, 2015.

7. Fair value of financial instruments

        The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of March 31, 2015 and December 31, 2014. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$100.1	$—	$—	$100.1
Restricted cash	14.1	—	—	14.1
Derivative instruments asset	—	0.3	—	0.3

Total	$114.2	$0.3	$—	$114.5

Liabilities:
Derivative instruments liability	$—	$79.3	$—	$79.3

Total	$—	$79.3	$—	$79.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Fair value of financial instruments (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$106.0	$—	$—	$106.0
Restricted cash	22.5	—	—	22.5
Derivative instruments asset	—	1.1	—	1.1

Total	$128.5	$1.1	$—	$129.6

Liabilities:
Derivative instruments liability	$—	$83.6	$—	$83.6

Total	$—	$83.6	$—	$83.6

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

        We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of March 31, 2015, the credit valuation adjustments resulted in a $5.5 million net increase in fair value, which consists of a $0.5 million pre-tax gain in other comprehensive income and a $5.0 million gain in change in fair value of derivative instruments. As of December 31, 2014, the credit valuation adjustments resulted in an $8.3 million net increase in fair value, which consists of a $0.7 million pre-tax gain in other comprehensive income and a $7.6 million gain in change in fair value of derivative instruments.

        The carrying amounts for cash and cash equivalents and restricted cash approximate fair value due to their short-term nature.

8. Accounting for derivative instruments and hedging activities

        We recognize all derivative instruments on the balance sheet as either assets or liabilities and measure them at fair value in each reporting period. We have one contract designated as a cash flow hedge, and we defer the effective portion of the change in fair value of the derivatives in accumulated other comprehensive income (loss), until the hedged transactions occur and are recognized in earnings (loss). The ineffective portion of a cash flow hedge is immediately recognized in earnings (loss). For our other derivatives that are not designated as cash flow hedges, the changes in the fair value are immediately recognized in earnings (loss). These guidelines apply to our natural gas swaps, interest rate swaps, and foreign exchange contracts.

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

        In June 2014, Atlantic Power Limited Partnership (the "Partnership") entered into contracts for the purchase of 2.9 million Gigajoules ("Gj") of future natural gas purchases beginning on November 1, 2014 and expiring on December 31, 2017 for our projects in Ontario. These contracts effectively fix the price of approximately 98% of our expected uncontracted gas requirements for 2015 and 32% and 30% of our expected uncontracted gas requirements for 2016 and 2017, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at March 31, 2015. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

        We have entered into various natural gas swaps to effectively fix the price of 6.3 million Mmbtu of future natural gas purchases at Orlando, which is approximately 100% of our share of the expected on-peak natural gas purchases at the project through 2016 or approximately 96% and 65% of our share of the expected base load natural gas purchases for 2015 and 2016, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at March 31, 2015. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Interest rate swaps

        On May 5, 2014, the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($172.4 million at March 31, 2015) of the $600 million aggregate principal amount of borrowings ($520.2 million of borrowings at March 31, 2015) under the Term Loan Facility. Borrowings under the $600 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%. The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

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

        The Cadillac project has an interest rate swap agreement that effectively fixes the interest rate at 6.0% through February 15, 2015, 6.1% from February 16, 2015 to February 15, 2019, 6.3% from February 16, 2019 to February 15, 2023, and 6.4% thereafter. The notional amount of the interest rate swap agreement matches the outstanding principal balance over the remaining life of Cadillac's debt. This swap agreement, which qualifies for and is designated as a cash flow hedge, is effective through June 2025 and the effective portion of the changes in the fair market value is recorded in accumulated other comprehensive loss.

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

  Volume of forecasted transactions

        We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption as of the three months ended March 31, 2015 and the year ended December 31, 2014:

	Units	March 31, 2015	December 31, 2014
Natural gas swaps	Natural Gas (Mmbtu)	5.3	6.3
Gas purchase agreements	Natural Gas (Gj)	31.6	33.9
Interest rate swaps	Interest (US$)	151.0	152.1

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Fair value of derivative instruments

        We have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	March 31, 2015
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.2
Interest rate swaps long-term	—	3.3

Total derivative instruments designated as cash flow hedges	—	4.5

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	1.9
Interest rate swaps long-term	0.3	8.9
Natural gas swaps current	—	4.9
Natural gas swaps long-term	—	2.3
Gas purchase agreements current	—	26.7
Gas purchase agreements long-term	—	30.1

Total derivative instruments not designated as cash flow hedges	0.3	74.8

Total derivative instruments	$0.3	$79.3

	December 31, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.1
Interest rate swaps long-term	—	2.9

Total derivative instruments designated as cash flow hedges	—	4.0

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.0
Interest rate swaps long-term	1.1	6.9
Natural gas swaps current	—	4.4
Natural gas swaps long-term	—	2.2
Gas purchase agreements current	—	28.6
Gas purchase agreements long-term	—	35.5

Total derivative instruments not designated as cash flow hedges	1.1	79.6

Total derivative instruments	$1.1	$83.6

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Accumulated other comprehensive income

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax:

For the three months ended March 31, 2015	Interest Rate Swaps
Accumulated OCI balance at January 1, 2015	$0.1
Change in fair value of cash flow hedges	(0.5)
Realized from OCI during the period	0.2

Accumulated OCI balance at March 31, 2015	$(0.2)

For the three months ended March 31, 2014	Interest Rate Swaps
Accumulated OCI balance at January 1, 2014	$0.2
Change in fair value of cash flow hedges	(0.3)
Realized from OCI during the period	0.2

Accumulated OCI balance at March 31, 2014	$0.1

  Impact of derivative instruments on the consolidated statements of operations

        The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

		Three months ended March 31,
	Classification of (gain) loss recognized in income
		2015	2014
Natural gas swaps	Fuel	$1.3	$3.9
Gas purchase agreements	Fuel	12.0	15.9
Interest rate swaps	Interest, net	(1.0)	(4.2)
Foreign currency forwards	Foreign exchange gain	—	(0.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

        The following table summarizes the unrealized loss (gain) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

		Three months ended March 31,
	Classification of loss (gain) recognized in income
		2015	2014
Natural gas swaps	Change in fair value of derivatives	$(0.6)	$4.6
Gas purchase agreements	Change in fair value of derivatives	1.6	16.0
Interest rate swaps	Change in fair value of derivatives	(2.7)	1.4

Total change in fair value of derivative instruments		$(1.7)	$22.0

Foreign currency forwards	Foreign exchange loss	$—	$1.0

9. Income taxes

	Three months ended March 31,
	2015	2014
Current income tax expense from continuing operations	$1.1	$1.3
Deferred tax benefit from continuing operations	(5.7)	(18.2)

Total income tax benefit, net	$(4.6)	$(16.9)

        Income tax benefit from continuing operations for the three months ended March 31, 2015 was $4.6 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $5.2 million. The primary items impacting the tax rate for the three months ended March 31, 2015 were $2.9 million relating to a decrease in the valuation allowance, $2.4 million relating to operating in higher tax rate jurisdictions, $1.8 million relating to foreign exchange and $2.7 million of other permanent differences.

        Income tax benefit for the three months ended March 31, 2014 was $16.9 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $8.1 million. The primary items impacting the tax rate for the three months ended March 31, 2014 were $10.7 million of capital losses recognized on tax restructuring, $5.2 million relating to operating in higher tax rate jurisdictions, $3.6 million relating to foreign exchange, and $4.4 million of other permanent differences. These items were partially offset by $15.1 million relating to a change in the valuation allowance.

        As of March 31, 2015, we have recorded a valuation allowance of $165.7 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

10. Equity compensation plans

  Long-term incentive plan ("LTIP")

        The following table summarizes the changes in outstanding LTIP notional units during the three months ended March 31, 2015:

	Units	Grant Date Weighted-Average Price per Unit
Outstanding at December 31, 2014	1,443,254	$3.28
Granted	1,007,726	2.75
Reinvested	15,085	2.85
Forfeited	(63,499)	4.19
Exercised	(597,406)	3.61

Outstanding at March 31, 2015	1,805,160	$2.85

        Certain awards have a market condition based on our total shareholder return during the performance period as compared to a group of peer companies and, in some cases, Project Adjusted EBITDA per common share compared to budget. Compensation expense for notional units granted is recorded net of estimated forfeitures. See Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for further details.

  Transition Equity Participation Agreement

        On January 22, 2015, we granted James J. Moore, Jr., our President, Chief Executive Officer and a Director of the Company, 523,256 transition notional shares subject to the terms of his employment agreement. Fifty percent of the transition notional shares granted to Mr. Moore with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant, provided he remains employed by the Company upon the vesting date, and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 ($2.58) by at least 50%.

11. Basic and diluted earnings (loss) per share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during their respective period. Diluted earnings (loss) per share is computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the LTIP were vested and redeemed for shares under the terms of the LTIP.

        Because we reported a loss for the three months ended March 31, 2014, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

11. Basic and diluted earnings (loss) per share (Continued)

        The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations attributable to Atlantic Power Corporation	$22.3	$(17.0)
Loss from discontinued operations, net of tax	(4.8)	(1.9)

Net income (loss) attributable to Atlantic Power Corporation	$17.5	$(18.9)
Denominator:
Weighted average basic shares outstanding	121.5	120.3
Dilutive potential shares:
Convertible debentures	—	—
LTIP notional units	0.9	—

Potentially dilutive shares	122.4	120.3

Diluted income (loss) per share from continuing operations attributable to Atlantic Power Corporation	$0.17	$(0.15)
Diluted loss per share from discontinued operations	(0.03)	(0.01)

Diluted income (loss) per share attributable to Atlantic Power Corporation	$0.14	$(0.16)

        Potentially dilutive shares from convertible debentures of 23.5 million and 27.7 million have been excluded from fully diluted shares in the three months ended March 31, 2015 and 2014, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from LTIP notional units have been excluded from fully diluted shares in the three months ended March 31, 2014 because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

12. Equity

        The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$356.2	$221.3	$239.0	$816.5
Net income (loss)	17.5	2.3	(7.5)	12.3
Realized and unrealized gain on hedging activities, net of tax	(0.3)	—	—	(0.3)
Foreign currency translation adjustment, net of tax	(35.1)	—	—	(35.1)
Common shares issued for LTIP	0.4	—	—	0.4
Dividends paid to noncontrolling interests	—	—	(2.7)	(2.7)
Dividends declared on common shares	(2.9)	—	—	(2.9)
Dividends declared on preferred shares of a subsidiary company	—	(2.3)	—	(2.3)

Balance at March 31	$335.8	$221.3	$228.8	$785.9

	Three months ended March 31, 2014
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$608.3	$221.3	$266.4	$1,096.0
Net (loss) income	(18.9)	2.8	(6.4)	(22.5)
Realized and unrealized gain on hedging activities, net of tax	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	(18.7)	—	—	(18.7)
Dividends paid to noncontrolling interest	—	—	(2.2)	(2.2)
Dividends declared on common shares	(10.3)	—	—	(10.3)
Dividends declared on preferred shares of a subsidiary company	—	(2.8)	—	(2.8)

Balance at March 31	$560.3	$221.3	$257.8	$1,039.4

13. Segment and geographic information

        We had four reportable segments: East, West, Wind and Un-allocated Corporate. The Wind Projects, which make up the entirety of the Wind segment, are designated as assets held for sale and discontinued operations. We have adjusted the prior period to reflect this reclassification. We analyze

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented based on our share of Project Adjusted EBITDA in the reconciliation of Project Adjusted EBITDA to project income (loss). A reconciliation of Project Adjusted EBITDA to project income (loss) is included in the table below:

	East	West	Wind (Discontinued Operations)	Un-allocated Corporate	Consolidated
Three months ended March 31, 2015
Project revenues	$75.0	$36.0	$—	$0.3	$111.3
Segment assets	1,148.2	791.0	854.8	18.1	2,812.1
Project Adjusted EBITDA	$43.2	$17.2	$—	$(1.8)	$58.6
Change in fair value of derivative instruments	1.0	—	—	0.7	1.7
Depreciation and amortization	17.5	15.2	—	0.2	32.9
Interest, net	2.5	—	—	—	2.5

Project income (loss)	22.2	2.0	—	(2.7)	21.5
Administration	—	—	—	9.4	9.4
Interest, net	—	—	—	25.7	25.7
Foreign exchange gain	—	—	—	(32.2)	(32.2)
Other income, net	—	—	—	(1.4)	(1.4)

Income (loss) from continuing operations before income taxes	22.2	2.0	—	(4.2)	20.0
Income tax benefit	—	—	—	(4.6)	(4.6)

Net income (loss) from continuing operations	22.2	2.0	—	0.4	24.6
Loss from discontinued operations	—	—	(12.3)	—	(12.3)

Net income (loss)	$22.2	$2.0	$12.3	$0.4	$12.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

	East	West	Wind (Discontinued Operations)	Un-allocated Corporate	Consolidated
Three months ended March 31, 2014
Project revenues	$86.7	$38.5	$—	$0.1	$125.3
Segment assets	1,409.5	973.3	849.0	65.0	3,296.8
Project Adjusted EBITDA	$45.6	$11.3	$—	$(0.5)	$56.4
Change in fair value of derivative instruments	(21.9)	—	—	—	(21.9)
Depreciation and amortization	24.4	16.4	—	—	40.8
Interest, net	11.5	—	—	—	11.5
Other project expense	—	—	—	0.3	0.3

Project income (loss)	31.6	(5.1)	—	(0.8)	25.7
Administration	—	—	—	7.1	7.1
Interest, net	—	—	—	66.5	66.5
Foreign exchange gain	—	—	—	(16.8)	(16.8)
Other income, net		—	—	—	—

Income (loss) from continuing operations before income taxes	31.6	(5.1)	—	(57.6)	(31.1)
Income tax benefit	—	—	—	(16.9)	(16.9)

Net income (loss) from continuing operations	31.6	(5.1)	—	(40.7)	(14.2)
(Loss) income from discontinued operations	—	2.0	(10.3)	—	(8.3)

Net income (loss)	$31.6	$(3.1)	$(10.3)	$(40.7)	$(22.5)

        The table below provides information, by country, about our consolidated operations for each of the three months ended March 31, 2015 and 2014 and Property, Plant & Equipment as of March 31, 2015 and December 31, 2014, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

			Property, Plant and Equipment, net of accumulated depreciation
	Project Revenue Three months ended March 31,
			March 31, 2015	December 31, 2014
	2015	2014
United States	$60.8	$73.0	$546.7	$553.5
Canada	50.5	52.3	368.2	409.4

Total	$111.3	$125.3	$914.9	$962.9

        Independent Electricity System Operator ("IESO"), San Diego Gas & Electric, and BC Hydro provided 33.7%, 14.4%, and 11.7%, respectively, of total consolidated revenues for the three months ended March 31, 2015. IESO, San Diego Gas & Electric and BC Hydro provided 32.8%, 15.4%, and 9.0%, respectively, of total consolidated revenues for the three months ended March 31, 2014. IESO purchases electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the East segment. San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

and North Island projects in the West segment. BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the West segment.

14. Guarantees

        In connection with the tax equity investments in our Canadian Hills project, we have expressly indemnified the investors for certain representations and warranties made by a wholly-owned subsidiary with respect to matters which we believe are remote and improbable to occur. The expiration dates of these guarantees vary from less than one year through the indefinite termination date of the project. Our maximum undiscounted potential exposure is limited to the amount of tax equity investment less cash distributions made to the investors and any amount equal to the net federal income tax benefits arising from production tax credits. Upon closing of the sale of the Wind Projects, we will not be liable under the guarantee agreements.

        We and our subsidiaries enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchases and sale agreements, including the Purchase Agreement to sell the Wind Projects, joint venture agreements, operation and maintenance agreements, and other types of contractual agreements with vendors and other third parties, as well as affiliates. These contracts generally indemnify the counterparty for tax, environmental liability, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements.

15. Contingencies

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

15. Contingencies (Continued)

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

15. Contingencies (Continued)

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

15. Contingencies (Continued)

        On March 13, 2015, the District Court entered an order granting Defendants' motion to dismiss and denying Lead Plaintiff's motion to amend the Amended Complaint, and on March 18, 2015, the District Court entered an order dismissing the Amended Complaint with prejudice. On April 16, 2015, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. The Company will oppose that appeal.

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

        On April 17, May 22, and June 7, 2013, statements of claim relating to the notices of action were filed with the Ontario Superior Court of Justice in the Province of Ontario.

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

        The Defendants and Plaintiffs subsequently exchanged responding and reply materials in respect of the leave and certification motions. These motions will be heard on May 20-21, 2015.

        The proposed class action in Quebec is stayed until June 18, 2015.

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

15. Contingencies (Continued)

unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation. Atlantic Power intends to defend vigorously against each of the actions.

  Other

        In addition to the other matters listed, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of March 31, 2015.

16. Subsequent events

        On April 22, 2015, our indirect wholly-owned subsidiary, Ridgeline Energy LLC ("Ridgeline"), closed a transaction with CRE-Frontier Solar California LLC, ("CRE") a subsidiary of Centaurus Renewable Energy LLC, whereby CRE agreed to purchase 100% of Ridgeline's equity interests in Frontier Solar, LLC ("Frontier"), which is developing an approximately 20 MW solar electric generating facility in California, for net cash proceeds of $4.3 million. If Frontier achieves commercial operations and meets certain operating performance metrics, we could receive additional cash proceeds.

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

  •
  our ability to evaluate and/or implement potential options, including asset sales in order to raise additional capital for growth and/or debt reduction, and the outcome or impact on our business of any such potential options;

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

        Forward-looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. In addition, a number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors included in the filings Atlantic Power makes from time to time with the SEC and the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q. To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to our business plan and any updates to our business strategy, such risk factors should be read in light of such information. Our business is both highly competitive and subject to various risks.

        These risks include, without limitation:

  •
  our ability to generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or implement our business plan, including financing internal or external growth opportunities;

  •
  the impact of recent management changes on our ability to execute our business plan;

  •
  the outcome or impact of our business plan, and our ability to evaluate and/or implement potential options, including asset sales in order to raise additional capital for growth or potential debt reduction, and the outcome or impact of any such potential options;

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

  •
  risks associated with the pending sale of the Wind Projects; and

  •
  the increased concentration of our business if the sale of the Wind Projects is consummated as planned.

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

OVERVIEW

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of March 31, 2015, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,137 megawatts ("MW") in which our aggregate ownership interest is approximately 1,502 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority-owned subsidiaries. These totals exclude an aggregate 521 MW from our 100% ownership interest in Meadow Creek Project Company, LLC ("Meadow Creek"), our 99% ownership in Canadian Hills Wind, LLC ("Canadian Hills"), our 50% ownership interest in Rockland Wind Farm, LLC ("Rockland"), our 27.6% ownership interest in Idaho Wind Partners 1, LLC ("Idaho Wind") and our 12.5% ownership interest in Goshen Phase II, LLC ("Goshen") (collectively, the "Wind Projects"), for which we entered into an agreement to sell on March 31, 2015, and which are designated as assets held for sale and discontinued operations at March 31, 2015.

        We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects, which accounted for 9% of Project Adjusted EBITDA for the year ended December 31, 2014) to December 31, 2037, and approximately 25% of our PPAs on a MW-weighted basis are scheduled to expire over the next five years. Pro forma for the sale of the Wind Projects, our weighted average remaining PPA life is approximately 8 years. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

        We directly operate and maintain eighteen of our power generation projects. We also partner with recognized leaders in the independent power industry to operate and maintain our other projects, including Colorado Energy Management and Power Plant Management Services. Under these operation, maintenance and management agreements, the operator is typically responsible for operations, maintenance and repair services.

RECENT DEVELOPMENTS

  Wind Sale

        On March 31, 2015, Atlantic Power Transmission, Inc. ("APT"), our wholly-owned, direct subsidiary, entered into a definitive agreement (the "Purchase Agreement") with TerraForm AP Acquisition Holdings, LLC ("TerraForm"), an indirect subsidiary of TerraForm Power, Inc., to sell our wind generation projects for cash proceeds of approximately $350 million, subject to certain adjustments. Terraform will, subject to the terms and conditions in the Purchase Agreement, purchase from APT 100% of its direct membership interests in a holding company formed to facilitate the sale, thereby acquiring our indirect interests in its portfolio of wind projects consisting of five operating wind projects in Idaho and Oklahoma and representing 521 MW net ownership: Goshen (12.5% economic interest), Idaho Wind (27.6% economic interest), Meadow Creek (100% economic interest); Rockland Wind Farm ("Rockland") (50% economic interest, but consolidated on a 100% basis); and Canadian Hills (99% economic interest) (collectively, the "Wind Projects").

        In addition to the receipt of approximately $350 million in cash proceeds, we will deconsolidate approximately $249 million of project debt (or approximately $275 million as adjusted for our proportional ownership of Rockland, Goshen North and Idaho Wind) and approximately $229 million of non-controlling interest related to tax equity interests at Canadian Hills and the minority ownership interests at Rockland and Canadian Hills. When the transaction closes, we expect to receive net proceeds of approximately $338 million in the aggregate, after estimated transaction fees and transaction-related taxes. We plan to use the proceeds to redeem the $310.9 million of 9% senior unsecured notes. The Wind Projects are accounted for as assets held for sale in the consolidated balance sheets at March 31, 2015 and December 31, 2014 and are a component of discontinued operations in the consolidated statements of operations for the three months ended March 31, 2015 and 2014.

        The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions and the sale of the Wind Projects is subject to various closing conditions, including those described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015. The Purchase Agreement also contains certain termination rights for both APT and TerraForm, including if the closing does not occur within 90 days following the date of the Purchase Agreement, subject to an extension to 180 days under certain circumstances. The sale is expected to close by the end of the second quarter of 2015.

        In connection with the Purchase Agreement, on March 31, 2015, we entered into a guaranty agreement (the "Guaranty Agreement"), under which we agreed to absolutely, unconditionally and irrevocably guarantee the full and prompt payment of all payment obligations of APT under the Purchase Agreement as and when they shall become due. APT and TerraForm have agreed to utilize representation and warranty insurance for coverage of certain indemnification obligations, subject to a cap and certain exclusions.

        The foregoing description is qualified in its entirety by reference to the full text of the Purchase Agreement and the Guaranty Agreement, which are filed as exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q, and incorporated by reference herein.

  Frontier Sale

        On April 22, 2015, our indirect wholly-owned subsidiary, Ridgeline Energy LLC ("Ridgeline'), closed a transaction with CRE-Frontier Solar California LLC ("CRE"), a subsidiary of Centaurus Renewable Energy LLC, whereby CRE agreed to purchase 100% of Ridgeline's equity interests in Frontier Solar, LLC ("Frontier"), which is developing an approximately 20 MW solar electric generating facility in California, for net cash proceeds of $4.3 million. If Frontier achieves commercial operations and meets certain operating performance metrics, we could receive additional cash proceeds. We expect to record a $3.5 million gain on sale related to the transaction in the consolidated statement of operations for the three and six months ended June 30, 2015.

OUR POWER PROJECTS

        The table on the following page outlines our portfolio of power generating assets in operation as of May 7, 2015, (exclusive of the Wind Projects, for which we have entered into an agreement to sell) including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor's ("S&P"). For customers rated by Moody's, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment-grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment-grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

East Segment

Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A–

Piedmont	Georgia	Biomass	53	100.0%	52	Georgia Power	December 2032	A

Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	N/R

					57	Equistar Chemicals, LP(2)	November 2023	BBB+

Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB+

Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Elec.(3)	March 2024	BBB+

					16	DuPont	March 2024	A

Kenilworth	New Jersey	Natural Gas	25	100.00%	25	Merck, & Co., Inc.	September 2018	AA

Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corperation	December 2027(4)	A–

Selkirk(1)	New York	Natural Gas	345	18.50%	64	Merchant	N/A	N/R

Calstock	Ontario	Biomass	35	100.00%	35	Independent Electricity System Operator	June 2020	AA–

Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2017	AA–

Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022	AA–

North Bay	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2017	AA–

Tunis(5)	Ontario	Natural Gas	43	100.00%	43	Independent Electricity System Operator	December 2014	AA–

West Segment

Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	December 2019	A

Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	December 2019	A

North Island	California	Natural Gas	42	100.00%	42	San Diego Gas & Electric	December 2019	A

Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+

Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A–

Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	A+

					45	Grays Harbor PUD	August 2022	A

					30	Franklin, Co. PUD	August 2022	A

Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA

Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA

Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA

(1)
Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)
Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(3)
The base PPA with Atlantic City Electric ("ACE") makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(4)
The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through March 31, 2015, the facility has generated 6,460 GWh under its PPA.

(5)
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

Consolidated Overview and Results of Operations

Performance highlights

        The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2015 and 2014, which are analyzed in greater detail below:

	Three months ended March 31,
	2015	2014
Project income	$21.5	$25.7
Income (loss) from continuing operations	$24.6	$(14.2)
Loss from discontinued operations	$(12.3)	$(8.3)
Net income (loss) attributable to Atlantic Power Corporation	$17.5	$(18.9)
Earnings (loss) per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$0.17	$(0.15)
Loss per share from discontinued operations—basic and diluted	(0.03)	(0.01)

Earnings (loss) per share attributable to Atlantic Power Corporation-basic and diluted	$0.14	$(0.16)
Project Adjusted EBITDA(1)	$58.6	$56.4
Free Cash Flow(1)	$5.0	$(46.3)

(1)
See reconciliation and definition in Supplementary Non-GAAP Financial Information.

        Consolidated project income decreased $4.2 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was due to a $14.0 million decrease in revenue primarily resulting from the Tunis PPA expiring on December 31, 2014 and a $23.7 million decrease in the change in fair value of our interest rate and fuel derivative instruments. These decreases were offset by a $22.0 million decrease in project expenses resulting from lower fuel and maintenance costs as compared to the 2014 period. A detailed discussion of project (loss) income by segment is provided below. The discussion of Project Adjusted EBITDA by segment begins on page 48.

        We had four reportable segments: East, West, Wind and Un-allocated Corporate. The Wind Projects, which make up the entirety of the Wind segment, are designated as assets held for sale and a component of discontinued operations. We have adjusted the prior period to reflect this reclassification. The segment classified as Un-allocated Corporate includes activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects and intercompany eliminations. These costs are not allocated to the operating segments when determining segment profit or loss. Project income (loss) is the primary GAAP measure of our operating results and is discussed below by reportable segment.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

        The following table provides our consolidated results of operations:

	Three months ended March 31,
	2015	2014	$ change	% change
Project revenue:
Energy sales	$54.0	$64.3	$(10.3)	–16%
Energy capacity revenue	33.5	33.5	—	0%
Other	23.8	27.5	(3.7)	–13%

	111.3	125.3	(14.0)	–11%
Project expenses:
Fuel	46.2	59.8	(13.6)	–23%
Operations and maintenance	21.5	27.8	(6.3)	–23%
Development	1.1	0.7	0.4	57%
Depreciation and amortization	28.0	30.5	(2.5)	–8%

	96.8	118.8	(22.0)	–19%
Project other income (expense):
Change in fair value of derivative instruments	(1.7)	22.0	(23.7)	108%
Equity in earnings of unconsolidated affiliates	10.8	8.4	2.4	29%
Interest expense, net	(2.1)	(11.1)	9.0	–81%
Other expense, net	—	(0.1)	0.1	NM

	7.0	19.2	(12.2)	NM

Project income	21.5	25.7	(4.2)	NM
Administrative and other expenses (income):
Administration	9.4	7.1	2.3	32%
Interest, net	25.7	66.5	(40.8)	–61%
Foreign exchange gain	(32.2)	(16.8)	(15.4)	92%
Other income, net	(1.4)	—	(1.4)	NM

	1.5	56.8	(55.3)	NM

Income (loss) from continuing operations before income taxes	20.0	(31.1)	51.1	NM
Income tax benefit	(4.6)	(16.9)	12.3	NM

Income (loss) from continuing operations	24.6	(14.2)	38.8	NM
Loss from discontinued operations, net of tax	(12.3)	(8.3)	(4.0)	48%

Net income (loss)	12.3	(22.5)	34.8	NM
Net loss attributable to noncontrolling interests designated as discontinued operations	(7.5)	(6.4)	(1.1)	17%
Net income attributable to preferred shares of a subsidiary company	2.3	2.8	(0.5)	–18%

Net income (loss) attributable to Atlantic Power Corporation	$17.5	$(18.9)	36.4	NM

	Three months ended March 31, 2015(1)
	East	West(2)	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$35.9	$18.1	$—	$54.0
Energy capacity revenue	26.8	6.7	—	33.5
Other	12.3	11.2	0.3	23.8

	75.0	36.0	0.3	111.3
Project expenses:
Fuel	33.4	12.8	—	46.2
Operations and maintenance	11.1	9.4	1.0	21.5
Development	—	—	1.1	1.1
Depreciation and amortization	15.1	12.7	0.2	28.0

	59.6	34.9	2.3	96.8
Project other income (expense):
Change in fair value of derivative instruments	(1.0)	—	(0.7)	(1.7)
Equity in earnings of unconsolidated affiliates	9.9	0.9	—	10.8
Interest expense, net	(2.1)	—	—	(2.1)

	6.8	0.9	(0.7)	7.0

Project income (loss)	$22.2	$2.0	$(2.7)	$21.5

	Three months ended March 31, 2014(1)
	East	West(2)	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$44.4	$20.0	$(0.1)	$64.3
Energy capacity revenue	26.8	6.6	0.1	33.5
Other	15.5	11.9	0.1	27.5

	86.7	38.5	0.1	125.3
Project expenses:
Fuel	42.8	17.0	—	59.8
Operations and maintenance	13.9	13.9	—	27.8
Development	—	—	0.7	0.7
Depreciation and amortization	17.1	13.4	—	30.5

	73.8	44.3	0.7	118.8
Project other income (expense):
Change in fair value of derivative instruments	22.0	—	—	22.0
Equity in earnings of unconsolidated affiliates	7.7	0.7	—	8.4
Interest expense, net	(11.0)	—	(0.1)	(11.1)
Other expense, net	—	—	(0.1)	(0.1)

	18.7	0.7	(0.2)	19.2

Project income (loss)	$31.6	$(5.1)	$(0.8)	$25.7

(1)
The above table excludes the Wind Projects, which comprise the entirety of the Wind segment. The Wind Projects are designated as assets held for sale and a component of discontinued operations for the three months ended March 31, 2015 and 2014.

(2)
Excludes Greeley which is designated as discontinued operations.

  East

        Project income for the three months ended March 31, 2015 decreased $9.4 million from the comparable 2014 period primarily due to:

  •
  decreased project income of $9.2 million at Nipigon due primarily to a negative $9.2 million non-cash change in the fair value of gas purchase agreements that are accounted for as derivatives;

  •
  decreased project income of $3.5 million at Tunis primarily due to the expiration of the project's PPA on December 31, 2014; and

  •
  decreased project income of $3.3 million at North Bay due primarily to a negative $2.7 million non-cash change in the fair value of gas purchase agreements that are accounted for as derivatives.

        These decreases were partially offset by:

  •
  increased project income of $5.2 million at Curtis Palmer due primarily to lower project interest expense resulting from a prepayment of interest in connection with the redemption of the project's 5.9% Senior Notes in the comparable 2014 period.

  West

        Project income for the three months ended March 31, 2015 increased $7.1 million from the comparable 2014 period primarily due to:

  •
  increased project income of $2.6 million at North Island due primarily to decreased maintenance expenses as compared to the comparable 2014 period, during which the project underwent a scheduled turbine overhaul;

  •
  increased project income of $2.1 million at Mamquam due primarily to increased revenues caused by higher water levels than the comparable 2014 period and lower maintenance costs resulting from a scheduled outage in the comparable 2014 period; and

  •
  increased project income of $1.7 million at Williams Lake due primarily to higher energy revenues resulting from increased generation and lower maintenance costs due to a forced outage in the comparable 2014 period.

  Un-allocated Corporate

        Total project loss increased $1.9 million primarily due to increased development and administrative costs at Ridgeline as well as a $0.7 million non-cash change in the fair value of interest rate swap agreements.

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

  Administration

        Administration expense increased $2.3 million or 32% from the comparable 2014 period primarily due to $2.9 million of employee severance costs incurred in the first quarter of 2015 and a $0.8 million increase in business strategy and development costs, partially offset by a $1.7 million decrease in legal expenses which were incurred in the comparable 2014 period related to the U.S. Actions and Canadian Actions.

  Interest, net

        Interest expense decreased $40.8 million or 61% from the comparable 2014 period primarily due to $23.3 million of make-whole premiums paid to redeem the $150 million aggregate principal amount of the Series A Notes (the "Series A Notes") and the $75 million aggregate principal amount of the Series B Notes (the "Series B Notes") issued by Atlantic Power (US) GP, as well as $16.4 million of premiums paid and non-cash deferred financing costs written off for the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes, each of which occurred in in the first quarter of 2014.

  Foreign exchange gain

        Foreign exchange gain increased $15.4 million or 92% from the comparable 2014 period primarily due to a $15.0 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars and a $1.1 million decrease in unrealized loss on foreign exchange forward contracts, offset by a $0.6 million decrease in realized gains related to foreign currency transactions. The closing U.S. dollar to Canadian dollar exchange rate was 1.27 and 1.11 at March 31, 2015 and 2014, respectively, an increase of 9.2% in the three months ended March 31, 2015 compared to a decrease of 3.9% in the three months ended March 31, 2014. The average U.S. dollar to Canadian dollar exchange rate was 1.26 and 1.11 at March 31, 2015 and 2014, respectively, an increase of 8.6% in the three months ended March 31, 2015 compared to a decrease of 4.4% in the three months ended March 31, 2014.

  Income tax expense

        Income tax benefit from continuing operations for the three months ended March 31, 2015 was $4.6 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $5.2 million. The primary items impacting the tax rate for the three months ended March 31, 2015 were $2.9 million relating to a decrease in the valuation allowance, $2.4 million relating to operating in higher tax rate jurisdictions, $1.8 million relating to foreign exchange and $2.7 million of other permanent differences.

        Income tax benefit for the three months ended March 31, 2014 was $16.9 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $8.1 million. The primary items impacting the tax rate for the three months ended March 31, 2014 were $10.7 million of capital losses recognized on tax restructuring, $5.2 million relating to operating in higher tax rate jurisdictions, $3.6 million relating to foreign exchange, and $4.4 million of other permanent differences. These items were partially offset by $15.1 million relating to a change in the valuation allowance.

  Discontinued operations

        Loss for the Wind Projects, which are accounted for as a component of discontinued operations, was $12.3 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease is primarily attributable to lower generation at the Meadow Creek and Rockland projects than in the comparable 2014 period.

Project Operating Performance

        Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three months ended March 31, 2015. The terms of our PPAs provide for certain levels of planned and unplanned outages.

	Generation
	Three months ended March 31,(1)
(in Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East	936.9	1,079.5	–13.2%
West(2)	548.2	555.8	–1.4%

Weighted average	1,485.1	1,648.7	–9.9%

(1)
The above table excludes the Wind Projects, which comprise the entirety of the Wind segment. The Wind Projects are designated as assets held for sale and a component of discontinued operations for the three months ended March 31, 2015 and 2014.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Three months ended March 31, 2015 compared with three months ended March 31, 2014

        Aggregate power generation for the three months ended March 31, 2015 decreased 9.9% from the comparable 2014 period primarily due to:

  East

  •
  decreased generation in the East segment primarily due to a 73.0 and 68.5 net MWh decrease in generation at Tunis and Selkirk, respectively, whose PPAs expired in December 2014 and August 2014, respectively.

  West

  •
  decreased generation in the West segment primarily due to a 99.3 net MWh decrease in generation at Frederickson due to lower dispatch resulting from warmer weather from the comparable 2014 period, partially offset by a 26.7 and 26.0 net MWh increase in generation at

    Mamquam and North Island respectively, which underwent turbine maintenance during the comparable 2014 period.

	Availability
	Three months ended March 31,(1)
	2015	2014	% change 2015 vs. 2014
Segment
East	98.4%	94.0%	4.7%
West(2)	96.0%	89.6%	7.1%

Total	97.6%	92.7%	5.3%

(1)
The above table excludes the Wind Projects, which comprises the entirety of the Wind segment. The Wind Projects are designated as assets held for sale and a component of discontinued operations for the three months ended March 31, 2015 and 2014.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Three months ended March 31, 2015 compared with three months ended March 31, 2014

        Weighted average availability for the three months ended March 31, 2015 increased 5.3% to 97.6% from 2014 primarily due to:

  •
  increased availability in the East segment resulting from increased availability at Chambers and Kapuskasing, which underwent scheduled maintenance during the comparable 2014 period and at Piedmont, which had a lower amount of forced outage hours from the comparable 2014 period; and

  •
  increased availability in the West segment resulting from increased availability at Moresby Lake and Williams Lake, which underwent forced maintenance outages during the comparable 2014 period, and increased availability at North Island, which underwent scheduled maintenance during the comparable 2014 period.

        Generation and availability statistics exclude the Wind Projects, which have been designated as held for sale and are a component of discontinued operations. For the three months ended March 31, 2015 and 2014, total generation and availability was 390.6 MWh and 97.9%, and 437.6 MWh and 93.2%, respectively. The 47.0 MWh decrease in generation is attributable to unfavorable winds at the Meadow Creek and Rockland projects as compared to the 2014 period.

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

        The primary factor influencing Free Cash Flow is cash distributions received from projects. These distributions are generally funded from Project Adjusted EBITDA generated by the projects, reduced by project-level debt service, capital expenditures, dividends paid on preferred shares of a subsidiary company, distributions to noncontrolling interests and adjusted for changes in project-level working capital and cash reserves. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. A reconciliation of Project Adjusted EBITDA to project income (loss) is provided under "Project Adjusted EBITDA" below and a reconciliation of Project Adjusted EBITDA by segment to project income (loss) by segment is provided in Note 13 to the consolidated financial statements of this Quarterly Report on Form 10-Q. Project Adjusted EBITDA for our equity investments in unconsolidated affiliates is presented on a proportionately consolidated basis in the table below. Investors are cautioned that we may calculate this measure in a manner that is different from other companies.

Project Adjusted EBITDA

	Three months ended March 31,(1)
			$ change 2015 vs 2014
	2015	2014
Project Adjusted EBITDA by segment
East	$43.2	$45.6	$(2.4)
West(2)	17.2	11.3	5.9
Un-allocated Corporate	(1.8)	(0.5)	(1.3)

Total	58.6	56.4	2.2
Reconciliation to project income
Depreciation and amortization	32.9	40.8	(7.9)
Interest expense, net	2.5	11.5	(9.0)
Change in the fair value of derivative instruments	1.7	(21.9)	23.6
Other expense	—	0.3	(0.3)

Project (loss) income	$21.5	$25.7	$(4.2)

(1)
The above table excludes the Wind Projects, which comprise the entirety of the Wind segment. The Wind Projects are designated as assets held for sale and a component of discontinued operations for the three months ended March 31, 2015 and 2014.

(2)
Excludes Greeley which is designated as discontinued operations.

  East

        The following table summarizes Project Adjusted EBITDA for our East segment for the periods indicated:

	Three months ended March 31,
	2015	2014	% change 2015 vs. 2014
East
Project Adjusted EBITDA	$43.2	$45.6	–5%

  Three months ended March 31, 2015 compared with three months ended March 31, 2014

        Project Adjusted EBITDA for the three months ended March 31, 2015 decreased $2.4 million or 5% from the comparable 2014 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $4.9 million at Tunis due to the expiration of the project's PPA on December 31, 2014; and

  •
  $4.7 million at Selkirk due to lower revenue from decreased generation from operating as a merchant facility since the expiration of its PPA in August 2014.

        These decreases were partially offset by increases in Project Adjusted EBITDA of:

  •
  $4.0 million at Orlando primarily attributable to lower fuel expenses than the comparable 2014 period;

  •
  $2.2 million at Piedmont due primarily to legal expenses incurred in the comparable 2014 period related to the settlement of a noise complaint; and

  •
  $1.1 million at Morris due to lower fuel expenses than in the comparable 2014 period as a result of the reduction in the price of gas.

  West

        The following table summarizes Project Adjusted EBITDA for our West segment for the periods indicated:

	Three months ended March 31,
	2015	2014	% change 2015 vs. 2014
West
Project Adjusted EBITDA	$17.2	$11.3	52%

  Three months ended March 31, 2015 compared with three months ended March 31, 2014

        Project Adjusted EBITDA for the three months ended March 31, 2015 increased $5.9 million or 52% from the comparable 2014 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $2.6 million at North Island which underwent a scheduled turbine maintenance outage in the comparable 2014 period;

  •
  $2.0 million at Mamquam due to $1.0 million in higher revenues resulting from increased water flows as well as a $1.0 million decrease in maintenance expense compared to the 2014 period, during which the project underwent turbine maintenance; and

  •
  $1.1 million at Williams Lake due to higher energy revenues resulting from increased generation and lower maintenance costs due to a forced outage in the comparable 2014 period.

  Discontinued operations

        Project Adjusted EBITDA excludes the Wind Projects which are designated as held for sale and are a component of discontinued operations for the three months ended March 31, 2015 and 2014. Project Adjusted EBITDA for the Wind Projects was $13.3 million and $17.8 million for the three months ended March 31, 2015 and 2014, respectively. The $4.5 million decrease is primarily attributable to a $2.9 million and $0.8 million decrease in Project Adjusted EBITDA at Meadow Creek and Rockland, respectively, resulting from unfavorable winds as compared to the 2014 period.

        Project Adjusted EBITDA also excludes the Greeley project, which was sold in March 2014 and is accounted for as a component of discontinued operations for the three months ended March 31, 2014. Project Adjusted EBITDA for Greeley was ($0.1) million for the three months ended March 31, 2014.

  Un-Allocated Corporate

        The following table summarizes Project Adjusted EBITDA for our Un-Allocated Corporate segment for the periods indicated:

	Three months ended March 31,
	2015	2014	% change 2015 vs. 2014
Un-Allocated Corporate
Project Adjusted EBITDA	$(1.8)	$(0.5)	NM

  Three months ended March 31, 2015 compared with three months ended March 31, 2014

        Project Adjusted EBITDA for the three months ended March 31, 2015 decreased $1.3 million from the comparable 2014 period primarily due to increased development and administrative costs at Ridgeline.

Free Cash Flow

        Free Cash Flow was $5.0 million and ($46.3) million for the three months ended March 31, 2015 and 2014, respectively, an increase of $51.3 million. The increase was due primarily to a $63.8 million increase in cash flows from operations and a $7.4 million decrease in project-level debt payments. This was partially offset by $21.3 million of payments on the Atlantic Power Limited Partnership's (the "Partnership") term loan facility. The net increase of $63.8 million in cash flows from operations is discussed in "Consolidated Cash Flows" below.

        The table below presents our calculation of Free Cash Flow for the three months ended March 31, 2015 and 2014, and the reconciliation to cash flows from operating activities, the most directly comparable GAAP measure:

	Three months ended March 31,
	2015	2014
Cash flows from operating activities	$35.1	$(28.7)
Term loan facility repayments(1)	(21.3)	—
Project-level debt repayments	(2.5)	(9.9)
Purchases of property, plant and equipment(2)	(1.3)	(2.6)
Distributions to noncontrolling interests(3)	(2.7)	(2.1)
Dividends on preferred shares of a subsidiary company	(2.3)	(3.0)

Free Cash Flow(4)	$5.0	$(46.3)

(1)
Includes mandatory 1% annual amortization and 50% excess cash flow repayments by the Partnership.

(2)
Excludes construction costs related to our Canadian Hills and Piedmont projects in 2014.

(3)
Distributions to noncontrolling interests include distributions to the tax equity investors at Canadian Hills and to the other 50% owner of Rockland.

(4)
Free Cash Flow is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information" above. This table should be read together with the below table under "Consolidated Cash Flows" that sets forth Net cash provided by investing activities and Net cash used in financing activities for the three months ended March 31, 2015 and 2014.

Consolidated Cash Flows

        The following table reflects the changes in cash flows for the periods indicated:

	Three months ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$35.1	$(28.7)	$63.8
Net cash provided by investing activities	7.6	71.6	(64.0)
Net cash used in financing activities	(46.4)	(21.5)	(24.9)

Operating Activities

        Cash flow from our projects may vary from period to period based on working capital requirements and the operating performance of the projects, as well as changes in prices under the PPAs, fuel supply and transportation agreements, steam sales agreements and other project contracts, and the transition to merchant or re-contracted pricing following the expiration of PPAs. Project cash flows may have some seasonality and the pattern and frequency of distributions to us from the projects during the year can also vary, although such seasonal variances do not typically have a material impact on our business.

        Cash flow from operating activities increased by $63.8 million for the three months ended March 31, 2015 from the comparable period in 2014. The increase in cash flows from operating activities is primarily due to $46.8 million of interest expense related to make-whole, accrued interest and premium payments made in connection with the redemption of the Series A and Series B Notes and the Curtis Palmer Notes in the comparable 2014 period and the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes, also in the comparable 2014 period, and an $18.9 million increase in cash inflows for working capital due primarily to a $22.0 million increase in accruals and other liabilities related to the timing of payables and accruals.

        Cash flow from operating activities includes the Wind Projects which are designated as held for sale and are a component of discontinued operations for the three months ended March 31, 2015 and 2014. Cash flow from operating activities for the Wind Projects was $10.8 million and $8.8 million for the three months ended March 31, 2015 and 2014, respectively.

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

        Cash flows provided by investing activities for the three months ended March 31, 2015 were $7.6 million compared to cash flows provided by investing activities of $71.6 million for the three months ended March 31, 2014. The change is due to a $63.9 decrease in restricted cash primarily due to the release of the $75.0 million restricted cash requirement under the prior credit facility in the first quarter of 2014.

        Cash flow from investing activities includes the Wind Projects which are designated as held for sale and are a component of discontinued operations for the three months ended March 31, 2015 and 2014. Cash flow from investing activities for the Wind Projects was $1.4 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

        Cash used in financing activities for the three months ended March 31, 2015 resulted in a net outflow of $46.4 million compared to a net outflow of $21.5 million for the comparable 2014 period. In the comparable 2014 period there were $35.0 million of net proceeds on corporate and project-level debt attributable to the proceeds from the Senior Secured Credit Facilities offset by repayments of the Series A and Series B Unsecured Notes, Senior Unsecured Notes of Curtis Palmer and partial repurchase of the 9.0% Notes as compared to $32.0 million of corporate and project-level debt repayments in the three months ended March 31, 2015. These increases were partially offset by a $38.3 million decrease in deferred financing costs primarily due to the issuance of the Senior Secured Credit Facility in the first quarter of 2014 and a $7.3 million decrease in dividends paid to common shareholders.

Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$100.1	$106.0
Restricted cash	14.1	22.5

Total	114.2	128.5
Revolving credit facility availability	101.9	104.3

Total liquidity	$216.1	$232.8

Overview

        Our primary source of liquidity is distributions from our projects and availability under our revolving credit facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects) to December 2037. We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements or may elect to operate certain facilities in the merchant market upon expiration of their PPAs. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See "Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or finance internal or external growth opportunities or fund our operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

        We expect to reinvest approximately $11.5 million in 2015 (of which $1.3 million was reinvested in the three months ended March 31, 2015) in our portfolio in the form of project capital expenditures and incur $44.0 million of maintenance expenses (of which $5.2 million was incurred in the three months ended March 31, 2015). Such investments are generally paid at the project level. See "—Capital and Major Maintenance Expenditures" in our Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect any other material or unusual requirements for cash outflows for 2015 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

  Impact of the New Senior Secured Credit Facilities

        As previously disclosed with respect to the impact of the Senior Secured Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2014 and 2013, due to the aggregate impact of the up-front costs resulting from the prepayments on our indebtedness further described in our Annual Report on Form 10-K for the year ended December 31, 2014, including the premium payment and charges for unamortized debt discount and fee expenses and premiums as part of the overall purchase price in respect of the repurchases of the 9.0% Notes in March 2014, which were reflected as interest expense in our 2014 first quarter results, through March 31, 2015 we did not satisfy the fixed charge coverage ratio test included in the restricted payments covenant of the indenture governing the 9.0% Notes. The fixed charge coverage ratio must be at least 1.75 to 1.00 and is measured on a rolling four quarter basis, including after giving effect to certain pro forma adjustments.

        As of March 31, 2015, we are again in compliance with the fixed charge ratio test. During the period we were not in compliance, March 31, 2014 through March 31, 2015, dividend payments, in the aggregate, could not exceed the covenant's "basket" provision of the greater of $50 million and 2% of consolidated net assets (approximately $46.7 million at March 31, 2015) until we satisfied the fixed charge coverage ratio test. Through March 31, 2015, we declared cumulative dividends totaling approximately $35.4 million that were subject to the basket provision. As long as we remain in compliance with the ratio test, we are not subject to the basket provision. However, the basket does not reset if were to fall out of compliance at any point in the future. Dividends to shareholders are paid, if and when declared by, and subject to the discretion of, the board of directors.

Corporate Debt

        The following table summarizes the maturities of our corporate debt at March 31, 2015:

	Maturity Date	Interest Rates	Remaining Principal Repayments	2015	2016	2017	2018	2019	Thereafter
Senior Secured Term Loan Facility(1)	February 2021	4.75% - 5.90%	$520.2	$3.9	$5.2	$5.2	$5.2	$5.2	$495.5
Atlantic Power Corporation Note	November 2018	9.0%	310.9	—	—	—	310.9	—	—
Atlantic Power Income LP Note	June 2036	6.0%	165.8	—	—	—	—	—	165.8
Convertible Debenture	March 2017	6.3%	53.1	—	—	53.1		—	—
Convertible Debenture	June 2017	5.6%	62.6	—	—	62.6		—	—
Convertible Debenture	June 2019	5.8%	124.0	—	—	—	—	124.0
Convertible Debenture	December 2019	6.0%	76.0	—	—	—	—	76.0

Total Corporate Debt			$1,312.6	$3.9	$5.2	$120.9	$316.1	$205.2	$661.3

(1)
In addition to the annual principal payments described herein, the Credit Agreement requires payment of 50% of the excess cash flow of the Partnership and its subsidiaries. On May 5, 2014, we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount ($172.4 million at March 31, 2015) of the $600.0 million ($520.2 million at March 31, 2015) outstanding aggregate borrowings. See Note 8, Accounting for derivative instruments and hedging activities for further details.

Project-Level Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue-generating contracts of the projects. All project-level debt is non-recourse to us and substantially the entire principal is amortized over the life of the projects' PPAs. The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at March 31, 2015. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At May 5, 2015, all of our projects, except for Piedmont, were in compliance with the covenants contained in project-level debt. During the first quarter of 2014, Piedmont underwent forced maintenance outages that resulted in the project not meeting its debt service coverage ratio covenant as of March 31, 2015. We do not expect Piedmont to meet its debt service coverage ratio covenant or make distributions before 2017 at the earliest, due to continued operational issues that have resulted in higher forecasted maintenance and fuel expenses than initially expected. See Note 5, Long-term debt—Non-Recourse Debt.

        The range of interest rates presented represents the rates in effect at March 31, 2015. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

	Maturity Date	Range of Interest Rates	Total Remaining Principal Repayments	2015	2016	2017	2018	2019	Thereafter
Consolidated Projects(1):
Epsilon Power Partners	January 2019	3.4%	$24.0	$4.5	$6.0	$6.2	$6.5	$0.8	$—
Piedmont	August 2018	5.2%	63.6	4.1	3.3	4.7	51.5	—	—
Cadillac	August 2025	6.0% - 8.0%	32.8	3.3	2.5	3.0	3.0	3.1	17.9

Total Consolidated Projects			120.4	11.9	11.8	13.9	61.0	3.9	17.9
Equity Method Projects:(1)
Chambers(2)	December 2019 and 2023	4.5% - 5.0%	43.1	0.2	0.1	—	—	5.2	37.6

Total Project-Level Debt			$163.5	$12.1	$11.9	$13.9	$61.0	$9.1	$55.5

(1)
The projects listed do not include the Wind Projects which have been classified as held for sale and are a component of discontinued operations for the three months ended March 31, 2015 and 2014.

(2)
In June 2014, Chambers refinanced its project debt and issued (i) Series A (tax exempt) Bonds due December 2023, of which our proportionate share is $41.3 million and (ii) Series B (taxable) Bonds due December 2019, of which our proportionate share is $1.6 million. The above table does not include our $4.2 million proportionate share of issuance premiums.

Uses of Liquidity

        Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of principal and interest on our outstanding convertible debentures, senior notes and other corporate and project level debt, funding the repurchase of shares of our common stock (to the extent we choose to pursue any such repurchase), collateral and capital expenditures, including major maintenance and business development costs and dividend payments, if and when declared by our board of directors, to our common shareholders and preferred shareholders of a subsidiary company. We may fund future acquisitions with a combination of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately placed bank or institutional non-recourse operating level debt, although we can provide no assurances regarding the availability of public or private financing on acceptable terms or at all.

Capital and Maintenance Expenditures

        Capital expenditures and maintenance expenses for the projects are generally paid at the project level using project cash flows and project reserves. Therefore, the distributions that we receive from the projects are made net of capital expenditures needed at the projects. The operating projects which we own consist of large capital assets that have established commercial operations. On-going capital expenditures for assets of this nature are generally not significant because most expenditures relate to planned repairs and maintenance and are expensed when incurred.

        We expect to reinvest approximately $11.5 million in 2015 (of which $1.3 million was reinvested in the three months ended March 31, 2015) in our portfolio in the form of project capital expenditures and incur $44.0 million of maintenance expenses (of which $5.2 million was incurred in the three months ended March 31, 2015). As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected level in 2015 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

        Scheduled maintenance outages during the three months ended March 31, 2015 occurred at such times that did not materially impact the facilities' availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

        See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

        As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to financial market risk results primarily from fluctuations in interest and currency rates and fuel and electricity prices. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On March 13, 2015, the District Court entered an order granting Defendants' motion to dismiss and denying Lead Plaintiff's motion to amend the Amended Complaint, and on March 18, 2015, the District Court entered an order dismissing the Amended Complaint with prejudice. On April 16, 2015, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. The Company will oppose that appeal.

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

        On April 17, May 22, and June 7, 2013, statements of claim relating to the notices of action were filed with the Ontario Superior Court of Justice in the Province of Ontario.

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

        The Defendants and Plaintiffs subsequently exchanged responding and reply materials in respect of the leave and certification motions. These motions will be heard on May 20-21, 2015.

        The proposed class action in Quebec is stayed until June 18, 2015.

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

        Other than as described above, there were no material changes to legal proceedings disclosed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        Other than as described below, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"). To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to our business plan and any updated to our business strategy, such risk factors should be read in light of such information.

There are risks and uncertainties associated with the pending sale of the Wind Projects.

        There are a number of risks and uncertainties associated with our pending sale of the Wind Projects, including, among other things, the potential for an occurrence of an event, change or other circumstances which gives rise to the termination of the Purchase Agreement. There can be no assurance that the sale of the Wind Projects will be consummated in the timeframe or manner currently anticipated, or at all, that the conditions to closing of the sale of the Wind Projects will be satisfied or waived, that the termination rights of either party under the Purchase Agreement will not be triggered or that other events, including events outside of our control, will not intervene to delay or result in the termination of the sale. Any delay in closing or failure to close could subject us to a number of risks, including: (i) to the extent that the current market price of our common stock reflects an assumption that the sale of the Wind Projects will be consummated in the timeframe and manner currently anticipated, such market price may decline, (ii) that our relationships with customers, suppliers and employees may be damaged and our business harmed, (iii) that we may not be able to find another party interested in and able to purchase the Wind Projects and (iv) that even if an alternate purchaser is identified, it may not pay an equivalent price to what is proposed in the Purchase Agreement. In addition, pending the closing of the sale of the Wind Projects, the Purchase Agreement restricts APT and its affiliates from engaging in certain actions, including related to the solicitation of other purchasers, which could prevent us from pursuing opportunities that may arise prior to the closing of the sale of the Wind Projects.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	Membership Interest Purchase Agreement by and between Atlantic Power Transmission, Inc. and Terraform AP Acquisition Holdings, LLC dated as of March 31, 2015
10.2	*	Guaranty Agreement by Atlantic Power Corporation in favor of TerraForm AP Acquisition Holdings, LLC, dated as of March 31, 2015
10.3
Employment Agreement among Atlantic Power Corporation, Atlantic Power Services, LLC and James J. Moore, Jr., dated January 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 23, 2015)
10.4
Transition Equity Grant Participation Agreement between Atlantic Power Services, LLC and James J. Moore, Jr., dated January 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 23, 2015)
10.5
Executive Severance and Release Agreement by and among Atlantic Holdings, Atlantic Power Corporation and Edward C. Hall, dated February 12, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2015)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)