Form 10-Q
period 2015-06-30
ATLANTIC POWER CORP
filed 2015-08-10
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        The number of shares outstanding of the registrant's Common Stock as of August 7, 2015 was 122,032,729.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$393.8	$106.0
Restricted cash	17.6	22.5
Accounts receivable	45.2	46.2
Inventory	16.5	19.3
Prepayments and other current assets	12.3	13.9
Assets held for sale (Note 3)	—	792.1
Refundable income taxes	—	0.2

Total current assets	485.4	1,000.2
Property, plant, and equipment, net of accumulated depreciation of $218.9 million and $195.9 million at June 30, 2015 and December 31, 2014, respectively	908.6	962.9
Equity investments in unconsolidated affiliates (Note 4)	300.6	305.2
Other intangible assets, net of accumulated amortization of $220.8 million and $200.3 million at June 30, 2015 and December 31, 2014, respectively	342.7	377.1
Goodwill	197.2	197.2
Derivative instruments asset (Notes 7 and 8)	0.4	1.1
Deferred financing costs	56.0	62.8
Other assets	9.0	10.1

Total assets	$2,299.9	$2,916.6

Liabilities
Current liabilities:
Accounts payable	$4.4	$9.4
Income taxes payable	3.8	—
Accrued interest	5.2	5.3
Other accrued liabilities	36.7	30.7
Current portion of long-term debt (Note 5)	328.4	20.0
Current portion of derivative instruments liability (Notes 7 and 8)	36.0	36.1
Liabilities held for sale (Note 3)	—	271.8
Other current liabilities	7.6	6.8

Total current liabilities	422.1	380.1
Long-term debt (Note 5)	762.4	1,145.9
Convertible debentures (Note 6)	304.6	340.6
Derivative instruments liability (Notes 7 and 8)	37.1	47.5
Deferred income taxes (Note 9)	111.1	92.4
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $12.8 million and $11.4 million at June 30, 2015 and December 31, 2014, respectively	30.3	33.4
Other non-current liabilities	58.0	60.2
Commitments and contingencies (Note 15)	—	—

Total liabilities	1,725.6	2,100.1
Equity
Common shares, no par value, unlimited authorized shares; 122,007,113 and 121,323,614 issued and outstanding at June 30, 2015 and December 31, 2014, respectively (Note 12)	1,289.5	1,288.4
Accumulated other comprehensive loss	(98.9)	(68.3)
Retained deficit	(837.6)	(863.9)

Total Atlantic Power Corporation shareholders' equity	353.0	356.2
Preferred shares issued by a subsidiary company (Note 12)	221.3	221.3
Noncontrolling interests held for sale (Notes 3 and 12)	—	239.0

Total equity	574.3	816.5
Total liabilities and equity	$2,299.9	$2,916.6

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Project revenue:
Energy sales	$47.5	$62.4	$101.5	$124.7
Energy capacity revenue	38.0	41.3	71.5	74.8
Other	17.6	19.4	41.4	48.9

	103.1	123.1	214.4	248.4
Project expenses:
Fuel	38.0	50.4	84.2	110.2
Operations and maintenance	35.3	29.1	56.8	56.7
Development	—	1.1	1.1	1.8
Depreciation and amortization	28.2	30.8	56.1	61.4

	101.5	111.4	198.2	230.1
Project other income (expense):
Change in fair value of derivative instruments (Notes 7 and 8)	6.8	(0.4)	5.2	21.6
Equity in earnings of unconsolidated affiliates (Note 4)	8.6	3.7	19.3	12.1
Interest expense, net	(2.0)	(2.2)	(4.1)	(13.3)
Other income (expense), net	2.2	(14.8)	2.2	(14.8)

	15.6	(13.7)	22.6	5.6

Project (loss) income	17.2	(2.0)	38.8	23.9
Administrative and other expenses (income):
Administration	6.6	10.2	16.0	17.5
Interest, net	24.6	27.7	50.3	94.1
Foreign exchange loss (gain) (Note 8)	4.8	15.3	(27.4)	(1.5)
Other income, net (Note 6)	(1.7)	—	(3.1)	—

	34.3	53.2	35.8	110.1

(Loss) income from continuing operations before income taxes	(17.1)	(55.2)	3.0	(86.2)
Income tax expense (benefit) (Note 9)	2.9	(4.5)	(1.7)	(21.4)

(Loss) income from continuing operations	(20.0)	(50.7)	4.7	(64.8)
Net income (loss) from discontinued operations, net of tax (Note 3)	33.6	(5.7)	21.1	(14.0)

Net income (loss)	13.6	(56.4)	25.8	(78.8)
Net loss attributable to noncontrolling interests of discontinued operations	(3.4)	(0.3)	(11.0)	(6.7)
Net income attributable to preferred shares of a subsidiary company	2.3	3.1	4.6	5.9

Net income (loss) attributable to Atlantic Power Corporation	$14.7	$(59.2)	$32.2	$(78.0)

Basic and diluted earnings per share: (Note 11)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.18)	$(0.45)	$0.00	$(0.59)
Income (loss) from discontinued operations, net of tax	0.30	(0.04)	0.26	(0.06)

Net income (loss) attributable to Atlantic Power Corporation	$0.12	$(0.49)	$0.26	$(0.65)

Weighted average number of common shares outstanding: (Note 11)
Basic	121.9	120.6	121.7	120.5
Diluted	122.1	120.6	121.9	120.5
Dividends paid per common share:	$0.02	$0.09	$0.05	$0.17

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$13.6	$(56.4)	$25.8	$(78.8)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on hedging activities	$0.2	$(0.3)	$(0.4)	$(0.7)
Net amount reclassified to earnings	0.1	0.1	0.4	0.4

Net unrealized gain (loss) on derivatives	0.3	(0.2)	—	(0.3)
Foreign currency translation adjustments	4.5	17.3	(30.6)	(1.4)

Other comprehensive income (loss), net of tax	4.8	17.1	(30.6)	(1.7)

Comprehensive income (loss)	18.4	(39.3)	(4.8)	(80.5)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(1.1)	2.8	(6.4)	(0.8)

Comprehensive income (loss) attributable to Atlantic Power Corporation	$19.5	$(42.1)	$1.6	$(79.7)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$25.8	$(78.8)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	66.4	81.5
Gain on sale of discontinued operations	(47.3)	(2.1)
Gain on sale of development project and other assets	(2.3)	—
Gain on purchase and cancellation of convertible debentures	(3.0)	—
Stock-based compensation expense	1.0	0.9
Impairment charges	—	14.8
Equity in earnings from unconsolidated affiliates	(19.3)	(11.9)
Distributions from unconsolidated affiliates	27.0	37.8
Unrealized foreign exchange gain	(27.6)	(1.4)
Change in fair value of derivative instruments	(4.5)	(11.9)
Change in deferred income taxes	20.4	(15.5)
Change in other operating balances
Accounts receivable	0.6	2.8
Inventory	2.8	(2.6)
Prepayments, refundable income taxes and other assets	9.3	14.7
Accounts payable	(3.4)	(4.6)
Accruals and other liabilities	7.5	(18.2)

Cash provided by operating activities	53.4	5.5
Cash flows provided by investing activities:
Change in restricted cash	4.9	78.4
Proceeds from sale of discontinued operations and development project, net of cash sold	326.3	1.0
Contribution to unconsolidated affiliate	(0.6)	—
Capitalized development costs	(0.8)	—
Construction in progress	—	(1.5)
Purchase of property, plant and equipment	(5.0)	(2.5)

Cash provided by investing activities	324.8	75.4
Cash flows used in financing activities:
Proceeds from senior secured term loan facility	—	600.0
Repayment of corporate and project-level debt	(62.2)	(608.0)
Repayment of convertible debentures	(18.0)
Deferred financing costs	—	(38.8)
Dividends paid to common shareholders	(5.8)	(20.9)
Dividends paid to noncontrolling interests	(8.4)	(14.2)

Cash used in financing activities	(94.4)	(81.9)
Net increase (decrease) in cash and cash equivalents	283.8	(1.0)
Cash and cash equivalents at beginning of period at discontinued operations	3.9	—
Cash and cash equivalents at beginning of period	106.1	158.6

Cash and cash equivalents at end of period	$393.8	$157.6

Supplemental cash flow information
Interest paid	$46.3	$114.7
Income taxes paid, net	$1.7	$1.0
Accruals for construction in progress	$—	$8.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business

General

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of June 30, 2015, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,137 megawatts ("MW") in which our aggregate ownership interest is approximately 1,502 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority-owned subsidiaries. These totals exclude an aggregate of 521 MWs from our previous 100% ownership interest in Meadow Creek Project Company, LLC ("Meadow Creek"), 99% ownership in Canadian Hills Wind, LLC ("Canadian Hills"), 50% ownership interest in Rockland Wind Farm, LLC ("Rockland"), 27.6% ownership interest in Idaho Wind Partners 1, LLC ("Idaho Wind") and 12.5% ownership interest in Goshen Phase II, LLC ("Goshen") (collectively, the "Wind Projects"), which we sold on June 26, 2015, and which are designated as discontinued operations for the three and six months ended June 30, 2015 and 2014.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

        In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of June 30, 2015, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

Revision to the presentation of preferred shares issued by a subsidiary company

        The classification of preferred shares issued by a subsidiary company has been revised from total Atlantic Power Corporation shareholder's equity on the Consolidated Balance Sheets at December 31, 2014 to a separate line item in the noncontrolling interests section of equity. The revision does not impact total equity in either period presented. The revision was appropriate in order to properly present the preferred shares issued by a subsidiary company in the consolidated balance sheet. The revision is not considered material to any previously issued financial statements.

Recently issued accounting standards

  Adopted

        In April 2014, the Financial Accounting Standards Board ("FASB") issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

operation in an entity's financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity's operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes became effective on January 1, 2015 and were implemented when designating the Wind Projects as assets held for sale and discontinued operations on March 31, 2015. See Note 3, Discontinued operations.

  Issued

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

        In April 2015, the FASB issued changes to the presentation of debt issuance costs. Currently, such costs are required to be presented as a noncurrent asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. These changes

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

become effective for us on January 1, 2016. Management has determined that the adoption of these changes will result in a decrease of approximately $56.0 million based on the outstanding amount at June 30, 2015 to both Deferred financing costs located in noncurrent assets and Long-term debt on the accompanying consolidated balance sheets.

2. Changes in accumulated other comprehensive loss by component

        The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Foreign currency translation
Balance at beginning of period	$(101.4)	$(40.9)	$(66.3)	$(22.2)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	4.5	17.3	(30.6)	(1.4)

Balance at end of period	$(96.9)	$(23.6)	$(96.9)	$(23.6)

Pension
Balance at beginning of period	$(2.1)	$(0.4)	$(2.1)	$(0.4)
Other comprehensive loss:
Amortization of net actuarial gain	—	—	—	—

Balance at end of period	$(2.1)	$(0.4)	$(2.1)	$(0.4)

Cash flow hedges
Balance at beginning of period	$(0.2)	$0.1	$0.1	$0.2
Other comprehensive (loss) income:
Net change from periodic revaluations	0.2	(0.5)	(0.3)	(1.1)
Tax benefit (expense)	(0.1)	0.2	0.1	0.4

Total Other comprehensive (loss) income before reclassifications, net of tax	0.1	(0.3)	(0.2)	(0.7)
Net amount reclassified to earnings (loss):
Interest rate swaps(2)	0.3	0.2	0.6	0.7
Tax benefit (expense)	(0.1)	(0.1)	(0.4)	(0.3)

Total amount reclassified from Accumulated other comprehensive loss, net of tax	0.2	0.1	0.2	0.4
Total Other comprehensive (loss) income	0.3	(0.2)	—	(0.3)

Balance at end of period	$0.1	$(0.1)	$0.1	$(0.1)

(1)
In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)
This amount was included in Interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations

  Wind Projects

        On March 31, 2015, Atlantic Power Transmission, Inc. ("APT"), our wholly-owned, direct subsidiary, entered into a definitive agreement (the "Purchase Agreement") with TerraForm AP Acquisition Holdings, LLC ("TerraForm"), an affiliate of SunEdison, Inc. (an affiliate of TerraForm Power, Inc.), to sell our Wind Projects. On June 26, 2015, the sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We recorded a $47.3 million gain on sale, which is included as a component of income from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2015.

        Terraform acquired from APT, 100% of APT's direct membership interests in a holding company formed to facilitate the sale, thereby acquiring our indirect interests in our portfolio of Wind Projects consisting of five operating wind projects in Idaho and Oklahoma and representing 521 MW net ownership: Goshen (12.5% economic interest), Idaho Wind (27.6% economic interest), Meadow Creek (100% economic interest); Rockland Wind Farm (50% economic interest, but consolidated on a 100% basis); and Canadian Hills (99% economic interest). As a result of the sale, we deconsolidated approximately $249 million of project debt (or approximately $274 million as adjusted for our proportional ownership of Rockland, Goshen North and Idaho Wind) and approximately $224 million of non-controlling interest related to tax equity interests at Canadian Hills and the minority ownership interests at Rockland and Canadian Hills.

        On January 1, 2015, we adopted the FASB's issued changes to reporting discontinued operations and determined that the sale of the Wind Projects meets the threshold to be reported as discontinued operations in our consolidated financial statements. Our determination was based on the impact the sale will have on our operations and financial results and because the Wind Projects made up the entirety of our Wind reportable Segment. The Wind Projects were designated as assets held for sale and discontinued operations on March 31, 2015, the date we established a firm commitment to a plan to sell the wind assets. We stopped depreciating the property, plant and equipment of the Wind Projects on the designation date.

  Greeley

        In March 2014, we closed a transaction with Initium Power Partners, LLC. ("Initium"), whereby Initium agreed to purchase all of the issued and outstanding membership interests in Greeley for approximately $1.0 million. We recorded a $2.1 million non-cash gain on the sale resulting from the write-off of asset retirement obligations in the consolidated statement of operations as of March 31, 2014. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2014.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations (Continued)

        The following table summarizes the revenue and income (loss) from operations of the Wind Projects and Greeley for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$18.1	$20.1	$34.8	$40.1

Project expenses:
Operations and maintenance	5.2	5.4	10.8	10.6
Depreciation and amortization	0.1	10.1	10.3	20.1

	5.3	15.5	21.1	30.7
Project other income (expense):
Change in fair value of derivatives	6.7	(2.4)	(0.7)	(9.7)
Equity in earnings of unconsolidated affiliates	0.7	(0.4)	(0.2)	(0.2)
Interest expense, net	(3.3)	(3.6)	(6.7)	(7.1)
Gain on sale of discontinued operations	47.3	—	47.3	2.1

	51.4	(6.4)	39.7	(14.9)

Income (loss) from operations of discontinued businesses	64.2	(1.8)	53.4	(5.5)
Income tax expense	30.6	3.9	32.3	8.5

Income (loss) from operations of discontinued businesses, net of tax	33.6	(5.7)	21.1	(14.0)
Net loss attributable to noncontrolling interests of discontinued businesses	(3.4)	(0.3)	(11.0)	(6.7)

Income (loss) from operations of discontinued businesses, net of noncontrolling interests	$37.0	$(1.5)	$32.1	$1.2

        Basic and diluted earnings (loss) per share related to income (loss) from discontinued operations for the Wind Projects and Greeley was $0.30 and $(0.04) for the three months ended June 30, 2015 and 2014, respectively and $0.26 and $(0.06) for the six months ended June 30, 2015 and 2014, respectively.

        The following table summarizes the operating and investing cash flows of the Wind Projects for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Cash provided by operating activities	$21.9	$26.2
Cash (used in) provided by investing activities	(12.8)	6.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations (Continued)

        The following table summarizes the December 31, 2014 financial position of the Wind Projects that were classified as assets held for sale:

December 31, 2014
Current assets:
Cash and cash equivalents	$3.9
Accounts receivable	11.2
Other current assets	2.4

17.5
Non-current assets:
Property, Plant & Equipment	710.5
Equity investments in unconsolidated affiliates	38.7
Other intangible assets, net	4.3
Restricted cash	19.1
Other assets	2.0

Assets held for sale	792.1
Current liabilities:
Accounts payable and other accrued liabilities	$5.9
Current portion of long-term debt	6.4
Current portion of derivative instruments liability	3.1

15.4
Long term liabilities
Long-term debt	242.4
Derivative instruments liability	10.0
Other long-term liabilities	4.0

Liabilities held for sale	271.8
Noncontrolling interests held for sale	239.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

        The following summarizes the operating results for the three and six months ended June 30, 2015 and 2014, respectively, for earnings in our equity method investments:

	Three months ended June 30,		Six months ended June 30,
Operating results	2015	2014	2015	2014
Revenue
Chambers	$10.9	$12.6	$26.3	$30.6
Orlando	14.1	10.8	26.9	$24.1
Other(1)	8.0	19.1	17.6	41.6

	33.0	42.5	70.8	96.3
Project expenses
Chambers	9.6	10.8	20.9	25.1
Orlando	6.7	7.5	13.3	16.2
Other(1)	7.6	18.8	16.4	40.5

	23.9	37.1	50.6	81.8
Project other expense
Chambers	(0.5)	(1.5)	(0.9)	(2.1)
Orlando	—	—	—	—
Other(1)	—	(0.2)	—	(0.3)

	(0.5)	(1.7)	(0.9)	(2.4)
Project income
Chambers	$0.8	$0.3	$4.5	$3.4
Orlando	7.4	3.3	13.6	7.9
Other(1)	0.4	0.1	1.2	0.8

	8.6	3.7	19.3	12.1

(1)
Includes equity method investments that individually do not exceed 10% of consolidated total assets or income (loss) before income taxes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt

        Long-term debt consists of the following:

	June 30, 2015	December 31, 2014	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$494.6	$541.5	LIBOR(1) plus 3.8%
Senior unsecured notes, due 2018(2)	310.9	319.9	9.0%
Senior unsecured notes, due June 2036 (Cdn$210.0)	168.1	181.0	6.0%
Non-Recourse Debt:(3)
Epsilon Power Partners term facility, due 2019	22.5	25.5	LIBOR plus 3.1%
Cadillac term loan, due 2025	30.8	33.4	6.2%
Piedmont term loan, due 2018	63.4	64.0	5.2%
Other long-term debt	0.5	0.6	5.5% – 6.7%
Less: current maturities	(328.4)	(20.0)

Total long-term debt	$762.4	$1,145.9

        Current maturities consist of the following:

	June 30, 2015	December 31, 2014	Interest Rate
Current Maturities:
Senior unsecured notes, due 2018(2)	$310.9		9.0%
Senior secured term loan facility, due 2021	4.9	5.4	LIBOR(1) plus 3.8%
Epsilon Power Partners term facility, due 2019	6.0	6.1	LIBOR plus 3.1%
Cadillac term loan, due 2025	2.5	3.9	6.2%
Piedmont term loan, due 2018	3.9	4.5	5.2%
Other short-term debt	0.2	0.1	5.5 – 6.7%

Total current maturities	$328.4	$20.0

(1)
LIBOR cannot be less than 1.00%. On May 5, 2014, we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $167.3 million amount of the $494.6 million outstanding aggregate borrowings under our senior secured term loan facility. See Note 8, Accounting for derivative instruments and hedging activities for further details.

(2)
On July 26, 2015, we redeemed all of our outstanding $310.9 million aggregate principal amount of 9.0% Senior Unsecured Notes due November 2018 (the "Notes") with the cash proceeds received from the sale of the Wind Projects. The Notes were redeemed at a price equal to 104.50 percent of the principal amount of the 9.0% notes, plus accrued and unpaid interest to the redemption date. We paid $330.4 million in cash to fund the full redemption of the Notes. We will record approximately $28.5 million of interest in the third quarter of 2015 related to the redemption premium, accrued interest and the write-off of deferred financing costs.

(3)
The table does not include non-recourse debt at the Wind Projects which have been sold and are classified as discontinued operations at December 31, 2014.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt (Continued)

  Non-Recourse Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash to Atlantic Power. At June 30, 2015, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project-level debt. We do not expect our Piedmont project to meet its debt service coverage ratio covenants limiting the project's ability to make distributions to us before 2017 at the earliest, due to continued operational issues that have resulted in higher forecasted maintenance and fuel expenses than initially expected.

6. Convertible debentures

        The following table provides details related to outstanding convertible debentures:

	6.25% Debentures due March 2017	5.6% Debentures due June 2017	5.75% Debentures due June 2019	6.00% Debentures due December 2019	Total
Balance at December 31, 2014	$58.0	$68.6	$128.4	$85.6	$340.6
Repayment of convertible debentures	—	(0.3)	(3.4)	(2.0)	(5.7)
Foreign exchange gain	(4.9)	(5.8)	—	(7.2)	(17.9)
Gain on repurchase of convertible debentures	—	—	(0.8)	(0.5)	(1.3)

Balance at March 31, 2015	$53.1	$62.5	$124.2	$75.9	$315.7

Repayment of convertible debentures	—	(1.8)	(6.0)	(4.5)	(12.3)
Foreign exchange gain	0.8	0.9	—	1.2	2.9
Gain on repurchase of convertible debentures	—	(0.1)	(1.0)	(0.6)	(1.7)

Balance at June 30, 2015	$53.9	$61.5	$117.2	$72.0	$304.6

        During the fourth quarter of 2014, we announced a Normal Course Issuer Bid ("NCIB") for our convertible debentures. Under the NCIB, we entered into a pre-defined automatic securities purchase plan with our broker in order to facilitate purchases of our convertible debentures. The NCIB commenced on November 11, 2014 and will expire on November 10, 2015 or such earlier date as we complete our purchases pursuant to the NCIB. The actual amount of convertible debentures that may be purchased under the NCIB cannot exceed approximately $31.0 million and is further limited based on the outstanding principal of the individual outstanding tranches. As of December 31, 2014, we had repurchased and cancelled $3.1 million of convertible debentures and recorded a gain of $0.7 million in the consolidated statement of operations related to these transactions. Through June 30, 2015, we repurchased and cancelled $21.0 million aggregate principal amount of convertible debentures at a cost

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Convertible debentures (Continued)

of $18.0 million and recorded a gain of $3.0 million in the consolidated statement of operations for the six months ended June 30, 2015.

7. Fair value of financial instruments

        The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of June 30, 2015 and December 31, 2014. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$393.8	$—	$—	$393.8
Restricted cash	17.6	—	—	17.6
Derivative instruments asset	—	0.4	—	0.4

Total	$411.4	$0.4	$—	$411.8

Liabilities:
Derivative instruments liability	$—	$73.1	$—	$73.1

Total	$—	$73.1	$—	$73.1

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$106.0	$—	$—	$106.0
Restricted cash	22.5	—	—	22.5
Derivative instruments asset	—	1.1	—	1.1

Total	$128.5	$1.1	$—	$129.6

Liabilities:
Derivative instruments liability	$—	$83.6	$—	$83.6

Total	$—	$83.6	$—	$83.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Fair value of financial instruments (Continued)

        We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of June 30, 2015, the credit valuation adjustments resulted in a $3.4 million net increase in fair value, which consists of a $0.2 million pre-tax gain in other comprehensive income and a $3.2 million gain in change in fair value of derivative instruments. As of December 31, 2014, the credit valuation adjustments resulted in an $8.3 million net increase in fair value, which consists of a $0.7 million pre-tax gain in other comprehensive income and a $7.6 million gain in change in fair value of derivative instruments.

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

        We have entered into various natural gas swaps to effectively fix the price of 6.3 million MMbtu of future natural gas purchases at Orlando, which is approximately 100% of our share of the expected on-peak natural gas purchases at the project through 2016 or approximately 96% and 65% of our share of the expected base load natural gas purchases for 2015 and 2016, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at June 30, 2015. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations. On February 20, 2014, we paid $4.0 million to terminate certain of the natural gas contracts for our Orlando project in connection with the termination of our prior revolving credit facility. We recorded fuel expense related to the settlement of these contracts in the consolidated statement of operations for the six months ended June 30, 2014.

  Interest rate swaps

        On May 5, 2014, the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($167.3 million at June 30, 2015) of the $600 million aggregate principal amount of borrowings ($494.6 million of borrowings at June 30, 2015) under the Term Loan Facility. Borrowings under the $600 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%. The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

        The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable-rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate of 1.7% plus an applicable margin ranging from 3.5% to 3.8% through February 29, 2016. From February 2016 until the maturity of the debt in August 2018, the fixed rate of the swap is 4.47% and the applicable margin is 4.0%, resulting in an all-in rate of 8.5%. The swap continues at the fixed rate of 4.47% until November 2030. Prior to conversion of the Piedmont construction loan facility to a term loan, the notional amounts of the interest rate swap agreements matched the estimated outstanding principal balance of Piedmont's construction loan

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

facility. The interest rate swaps were executed on October 21, 2010 and November 2, 2010 and expire on February 29, 2016 and November 30, 2030, respectively. As a result of the Piedmont term loan conversion on February 14, 2014, these swap agreements were amended to reduce the notional amounts to match the outstanding $68.5 million principal of the term loan. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

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

        Epsilon Power Partners, our wholly owned subsidiary, previously had an interest rate swap to economically fix the exposure to changes in interest rates related to the variable-rate non-recourse debt. The interest rate swap agreement effectively converted the floating rate debt to a fixed interest rate of 7.37% and had a maturity date of July 2019. The notional amount of the swap matched the outstanding principal balance over the remaining life of Epsilon Power Partners' debt. On February 20, 2014, we paid $2.6 million to terminate this contract in connection with the termination of our prior revolving credit facility. We recorded interest expense related to its settlement in the consolidated statement of operations for the six months ended June 30, 2014.

  Foreign currency forward contracts

        From time to time, we use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars. On February 20, 2014, we paid $0.4 million to terminate all of our remaining foreign currency forward contracts in connection with the termination of our prior revolving credit facility and recorded their settlement in foreign exchange gain in the consolidated statement of operations for the six months ended June 30, 2014.

  Volume of forecasted transactions

        We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at June 30, 2015 and December 31, 2014:

	Units	June 30, 2015	December 31, 2014
Natural gas swaps	Natural Gas (MMbtu)	4.5	6.3
Gas purchase agreements	Natural Gas (Gj)	29.4	33.9
Interest rate swaps	Interest (US$)	38.1	40.6

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Fair value of derivative instruments

        We have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	June 30, 2015
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.2
Interest rate swaps long-term	—	2.8

Total derivative instruments designated as cash flow hedges	—	4.0

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.1
Interest rate swaps long-term	0.4	7.2
Natural gas swaps current	—	4.1
Natural gas swaps long-term	—	1.5
Gas purchase agreements current	—	28.6
Gas purchase agreements long-term	—	25.6

Total derivative instruments not designated as cash flow hedges	0.4	69.1

Total derivative instruments	$0.4	$73.1

	December 31, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.1
Interest rate swaps long-term	—	2.9

Total derivative instruments designated as cash flow hedges	—	4.0

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.0
Interest rate swaps long-term	1.1	6.9
Natural gas swaps current	—	4.4
Natural gas swaps long-term	—	2.2
Gas purchase agreements current	—	28.6
Gas purchase agreements long-term	—	35.5

Total derivative instruments not designated as cash flow hedges	1.1	79.6

Total derivative instruments	$1.1	$83.6

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Accumulated other comprehensive income

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax:

For the three months ended June 30, 2015	Interest Rate Swaps
Accumulated OCI balance at March 31, 2015	$(0.2)
Change in fair value of cash flow hedges	0.2
Realized from OCI during the period	0.1

Accumulated OCI balance at June 30, 2015	$0.1

For the three months ended June 30, 2014	Interest Rate Swaps
Accumulated OCI balance at March 31, 2014	$0.1
Change in fair value of cash flow hedges	(0.3)
Realized from OCI during the period	0.1

Accumulated OCI balance at June 30, 2014	$(0.1)

For the six months ended June 30, 2015	Interest Rate Swaps
Accumulated OCI balance at January 1, 2014	$0.1
Change in fair value of cash flow hedges	(0.4)
Realized from OCI during the period	0.4

Accumulated OCI balance at June 30, 2015	$0.1

For the six months ended June 30, 2014	Interest Rate Swaps
Accumulated OCI balance at January 1, 2014	$0.2
Change in fair value of cash flow hedges	(0.7)
Realized from OCI during the period	0.4

Accumulated OCI balance at June 30, 2014	$(0.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Impact of derivative instruments on the consolidated statements of operations

        The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

		Three months ended June 30,		Six months ended June 30,
	Classification of (gain) loss recognized in income
		2015	2014	2015	2014
Natural gas swaps	Fuel	$1.6	$(0.2)	$3.0	$3.7
Gas purchase agreements	Fuel	12.3	13.4	24.2	29.3
Interest rate swaps	Interest, net	1.0	0.6	1.9	4.9
Foreign currency forwards	Foreign exchange (gain) loss	—	—	—	(0.1)

        The following table summarizes the unrealized loss (gain) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

		Three months ended June 30,		Six months ended June 30,
	Classification of (gain) loss recognized in income
		2015	2014	2015	2014
Natural gas swaps	Change in fair value of derivatives	$1.4	$(1.0)	$0.8	$3.5
Gas purchase agreements	Change in fair value of derivatives	3.9	2.6	5.6	18.6
Interest rate swaps	Change in fair value of derivatives	1.5	(2.0)	(1.2)	(0.5)

Total change in fair value of derivative instruments		$6.8	$(0.4)	$5.2	$21.6

Foreign currency forwards	Foreign exchange (gain) loss	$—	$(1.4)	$—	$(0.3)

9. Income taxes

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Current income tax expense	$6.2	$1.3	$7.3	$2.6
Deferred tax benefit	(3.3)	(5.8)	(9.0)	(24.0)

Total income tax (benefit), net	$2.9	$(4.5)	$(1.7)	$(21.4)

        Income tax expense for the three months ended June 30, 2015 was $2.9 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26% was $4.4 million. The primary items impacting the tax rate for the three months ended June 30, 2015 were $9.0 million relating to a change in the valuation allowance, $3.4 million of dividend withholding and other state taxes, and $2.5 million of other permanent differences. These items were partially offset by $3.6 million relating to tax credits, $2.4 million relating to foreign exchange and $1.6 million relating to operating in higher tax rate jurisdictions.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

9. Income taxes (Continued)

        Income tax benefit for the three months ended June 30, 2014 was $9.1 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $12.9 million. The primary items impacting the tax rate for the three months ended June 30, 2014 were $14.2 million relating to a change in the valuation allowance and $2.4 million relating to foreign exchange. These items were partially offset by $4.1 million relating to operating in higher tax rate jurisdictions, $2.4 million of minority interest adjustments, and $6.3 million relating to other permanent differences.

        Income tax benefit for the six months ended June 30, 2015 was $1.7 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.8 million. The primary items impacting the tax rate for the six months ended June 30, 2015 were $4.1 million relating to foreign exchange, $4.0 million relating to operating in higher tax rate jurisdictions, $3.6 million related to tax credits, and $0.6 million of other permanent differences. These items were partially offset by $6.2 million relating to a change in the valuation allowance, and $3.6 million relating to dividend withholding and other taxes.

        Income tax benefit for the six months ended June 30, 2014 was $21.4 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $21.9 million. The primary items impacting the tax rate for the six months ended June 30, 2014 were $29.3 million relating to a change in the valuation allowance. These items were partially offset by $11.1 million of capital losses recognized on tax restructuring, $9.7 million of operating in higher tax rate jurisdictions, $1.2 million relating to foreign exchange and $6.8 million of other permanent differences.

        As of June 30, 2015, we have recorded a valuation allowance of $174.7 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

10. Equity compensation plans

  Long-term incentive plan ("LTIP")

        The following table summarizes the changes in outstanding LTIP notional units during the six months ended June 30, 2015:

	Units	Weighted-Average Price per Unit
Outstanding at December 31, 2014	1,443,254	$3.28
Granted	1,007,726	2.75
Reinvested	28,658	2.85
Forfeited	(63,499)	4.19
Vested	(597,406)	3.61

Outstanding at June 30, 2015	1,818,733	$2.85

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

10. Equity compensation plans (Continued)

        Certain awards have a market condition based on our total shareholder return during the performance period as compared to a group of peer companies and, in some cases, Project Adjusted EBITDA per common share compared to budget. Compensation expense for notional units granted is recorded net of estimated forfeitures. See Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for further details. Cash payments made for vested notional units for the six months ended June 30, 2015 and 2014 was $0.6 million and $0.2 million, respectively. Compensation expense for LTIP was $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, and $1.0 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

  Transition Equity Participation Agreement

        We also have 523,256 transition notional shares outstanding at June 30, 2015 under the Transition Equity Participation Agreement. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 ($2.58) by at least 50%.

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

        Because we reported a loss for the three and six months ended June 30, 2014, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

11. Basic and diluted earnings (loss) per share (Continued)

        The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(22.3)	$(53.8)	$(0.1)	$(70.7)
Income (loss) from discontinued operations, net of tax	37.0	(5.4)	32.1	(7.3)

Net income (loss) attributable to Atlantic Power Corporation	$14.7	$(59.2)	$32.2	$(73.0)
Denominator:
Weighted average basic shares outstanding	121.9	120.6	121.7	120.5
Dilutive potential shares:
Convertible debentures	22.6	27.7	23.0	27.7
LTIP notional units	0.2	0.4	0.2	0.2

Potentially dilutive shares	144.7	148.7	144.9	148.4

Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.18)	$(0.45)	$(0.0)	$(0.59)
Diluted income (loss) per share from discontinued operations	0.30	(0.04)	0.26	(0.06)

Diluted income (loss) per share attributable to Atlantic Power Corporation	$0.12	$(0.49)	$0.26	$(0.65)

        Potentially dilutive shares from convertible debentures of 22.6 million and 23.0 million have been excluded from fully diluted shares in the three and six months ended June 30, 2015, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from convertible debentures of 27.7 million and 27.7 million have been excluded from fully diluted shares in the three and six months ended June 30, 2014, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from LTIP notional units have been excluded from fully diluted shares in the three and six months ended June 30, 2014 because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

12. Equity

        The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$356.2	$221.3	$239.0	$816.5
Net income (loss)	32.2	4.6	(11.0)	25.8
Foreign currency translation adjustment, net of tax	(30.6)	—	—	(30.6)
Stock-based compensation	1.0	—	—	1.0
Dividends paid to noncontrolling interests	—	—	(3.7)	(3.7)
Dividends declared on common shares	(5.8)	—	—	(5.8)
Dividends declared on preferred shares of a subsidiary company	—	(4.6)	—	(4.6)
Derecognition of noncontrolling interests upon sale of subsidiaries			(224.3)	(224.3)

Balance at June 30	$353.0	$221.3	$—	$574.3

	Six months ended June 30, 2014
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$608.3	$221.3	$266.4	$1,096.0
Net (loss) income	(78.0)	5.9	(6.7)	(78.8)
Realized and unrealized gain on hedging activities, net of tax	(0.2)	—	—	(0.2)
Foreign currency translation adjustment, net of tax	(1.5)	—	—	(1.5)
Stock-based compensation	0.6	—	—	0.6
Dividends paid to noncontrolling interest	—	—	(5.2)	(5.2)
Dividends declared on common shares	(21.1)	—	—	(21.1)
Dividends declared on preferred shares of a subsidiary company	—	(5.9)	—	(5.9)

Balance at June 30	$508.1	$221.3	$254.5	$983.9

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information

        We have four reportable segments: East U.S., West U.S., Canada and Un-allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as the result of recent significant asset sales and in order to align with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. The Wind Projects, which made up the entirety of the former Wind segment, were sold in June 2015 and are designated as discontinued operations for the three and six months ended June 30, 2014 and 2015. Our financial results for the three and six months ended June 30, 2014 have been revised to reflect these changes in operating segments. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented as proportionately consolidated based on our ownership percentage in the reconciliation of Project Adjusted EBITDA to project income (loss).

        A reconciliation of Project Adjusted EBITDA to project income (loss) for the three and six months ended June 30, 2014 and 2015 reflecting our revised reportable business segments is included in the table below:

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Three months ended June 30, 2015
Project revenues	$38.9	$26.3	$37.7	$0.2	$103.1
Segment assets	858.6	375.8	612.8	452.7	2,299.9
Project Adjusted EBITDA	$27.0	$5.7	$11.6	$(0.4)	$43.9
Change in fair value of derivative instruments	(3.0)	—	(3.9)	—	(6.9)
Depreciation and amortization	10.8	10.0	12.7	(0.2)	33.3
Interest, net	2.5	—	—	—	2.5
Other project expense (income)	—	—	—	(2.2)	(2.2)

Project income (loss)	16.7	(4.3)	2.8	2.0	17.2
Administration	—	—	—	6.6	6.6
Interest, net	—	—	—	24.6	24.6
Foreign exchange loss	—	—	—	4.8	4.8
Other income, net	—	—	—	(1.7)	(1.7)

Income (loss) from continuing operations before income taxes	16.7	(4.3)	2.8	(32.3)	(17.1)
Income tax expense	—	—	—	2.9	2.9

Net income (loss) from continuing operations	16.7	(4.3)	2.8	(35.2)	(20.0)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Three months ended June 30, 2014
Project revenues	$44.9	$33.1	$44.9	$0.2	$123.1
Segment assets	921.4	477.6	770.8	222.7	2,392.5
Project Adjusted EBITDA	$30.8	$15.9	$14.6	$(3.6)	$57.7
Change in fair value of derivative instruments	1.8	—	(2.6)	1.1	0.3
Depreciation and amortization	15.2	10.1	15.3	0.2	40.8
Interest, net	3.7	—	—	0.1	3.8
Other project expense	—	—	14.8	—	14.8

Project income (loss)	10.1	5.8	(12.9)	(5.0)	(2.0)
Administration	—	—	—	10.2	10.2
Interest, net	—	—	—	27.7	27.7
Foreign exchange loss	—	—	—	15.3	15.3
Other income, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	10.1	5.8	(12.9)	(58.2)	(55.2)
Income tax benefit	—	—	—	(4.5)	(4.5)

Net income (loss) from continuing operations	10.1	5.8	(12.9)	(53.7)	(50.7)

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Six months ended June 30, 2015
Project revenues	$76.5	$49.3	$88.3	$0.3	$214.4
Segment assets	960.7	273.7	612.8	452.7	2,299.9
Project Adjusted EBITDA	$53.7	$15.6	$35.4	$(2.2)	$102.5
Change in fair value of derivative instruments	(0.4)	—	(5.5)	0.8	(5.1)
Depreciation and amortization	21.2	19.6	24.9	0.4	66.1
Interest, net	4.9	—	—	—	4.9
Other income	—	—	—	(2.2)	(2.2)

Project income (loss)	28.0	(4.0)	16.0	(1.2)	38.8
Administration	—	—	—	16.0	16.0
Interest, net	—	—	—	50.3	50.3
Foreign exchange gain	—	—	—	(27.4)	(27.4)
Other income, net	—	—	—	(3.1)	(3.1)

Income (loss) from continuing operations before income taxes	28.0	(4.0)	16.0	(37.0)	3.0
Income tax benefit	—	—	—	(1.7)	(1.7)

Net income (loss) from continuing operations	28.0	(4.0)	16.0	(35.3)	4.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Six months ended June 30, 2014
Project revenues	$90.6	$60.3	$97.2	$0.3	$248.4
Segment assets	921.4	477.6	770.8	222.7	2,392.5
Project Adjusted EBITDA	$55.2	$23.7	$39.3	$(3.6)	$114.6
Change in fair value of derivative instruments	(4.0)	—	(18.6)	1.2	(21.4)
Depreciation and amortization	30.6	20.4	30.4	0.5	81.9
Interest, net	15.3	0.1	—	—	15.4
Other project expense	—	—	14.8	—	14.8

Project income (loss)	13.3	3.2	12.7	(5.3)	23.9
Administration	—	—	—	17.5	17.5
Interest, net	—	—	—	94.1	94.1
Foreign exchange gain	—	—	—	(1.5)	(1.5)
Other income, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	13.3	3.2	12.7	(115.4)	(86.2)
Income tax benefit	—	—	—	(21.4)	(21.4)

Net income (loss) from continuing operations	13.3	3.2	12.7	(94.0)	(64.8)

        The table below provides information, by country, about our consolidated operations for each of the three and six months ended June 30, 2015 and 2014 and Property, Plant & Equipment as of June 30, 2015 and December 31, 2014, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

					Property, Plant and Equipment, net of accumulated depreciation
	Project Revenue Three months ended June 30,		Project Revenue Six months ended June 30,
					June 30, 2015	December 31, 2014
	2015	2014	2015	2014
United States	$65.4	$78.2	$126.1	$151.2	$541.6	$553.5
Canada	37.7	44.9	88.3	97.2	367.0	409.4

Total	$103.1	$123.1	$214.4	$248.4	$908.6	$962.9

        Independent Electricity System Operator ("IESO"), San Diego Gas & Electric, BC Hydro and Niagara Mohawk Power Corporation provided 26.4%, 12.5%, 10.3% and 10.9%, respectively, of total consolidated revenues for the three months ended June 30, 2015 and 30.2%, 10.6%, 11.0% and 8.6%, respectively, of total consolidated revenues for the six months ended June 30, 2015. IESO, San Diego Gas & Electric and BC Hydro provided 25.4%, 19.4% and 11.1%, respectively, of total consolidated revenues for the three months ended June 30, 2014 and 29.0%, 17.4% and 10.1%, respectively, of total consolidated revenues for the six months ended June 30, 2014. IESO purchases electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the Canada segment, San Diego Gas &

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment and Niagara Mohawk Power Corporation purchases electricity from the Curtis Palmer project in the East U.S. segment.

14. Guarantees

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

        In connection with the Purchase Agreement for the sale of the Wind Projects, on March 31, 2015, we entered into a guaranty agreement (the "Guaranty Agreement"), under which we agreed to guarantee the full and prompt payment of all payment obligations of APT under the Purchase Agreement as and when they shall become due. APT and TerraForm have agreed to utilize the representation and warranty insurance for coverage of certain indemnification obligations, subject to a cap and certain exclusions.

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

        On August 30, 2013, the three Ontario actions were succeeded by one action with an amended claim being issued on behalf of Jacqeline Coffin and Sandra Lowry. As in the U.S. Action, this claim names the Company, Barry E. Welch and Terrence Ronan as Defendants. The Plaintiffs seek leave to commence an action for statutory misrepresentation under the Ontario Securities Act and assert common law claims for misrepresentation. The Plaintiffs' allegations focus on among other things, claims the Defendants made materially false and misleading statements and omissions in Atlantic Power's press releases, quarterly and year-end filings and conference calls with analysts and investors, regarding the sustainability of Atlantic Power's common share dividend that artificially inflated the price of Atlantic Power's common shares. The Plaintiffs sought to certify the statutory and common law claims under the Class Proceedings Act for security holders who purchased and held securities through a proposed class period of November 5, 2012 to February 28, 2013.

        On October 4, 2013, the Plaintiffs delivered materials supporting their request for leave to commence an action for statutory misrepresentations and for certification of the statutory and common claims as class proceedings. These materials estimate the damages claimed for statutory misrepresentation at $197.4 million.

        On March 26, 2015, the Plaintiffs amended their claim to add Scott Fife as a proposed representative plaintiff. On April 24, 2015, the Plaintiffs amended their claim to remove Ms. Lowry, who claimed to hold Atlantic Power convertible debentures, as a proposed representative plaintiff.

        The Plaintiffs' motions for leave and certification were heard on May 20-21, 2015.

        On July 24, 2015, the Ontario Superiour Court of Justice issued a decision denying the Plaintiffs' motion for leave and certification. The Superior Court granted leave to reconstitute a claim for debenture holders but required that there be a debenture holder as plaintiff, that the claim be

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

15. Contingencies (Continued)

amended and that the Plaintiffs pay the Defendants partial indemnity costs of responding to the Plaintiffs' motion.

        Plaintiffs have advised that they intend to proceed with an appeal of the July 24 decision on leave and certification. The Company will oppose that appeal.

        The proposed class action in Quebec is stayed until August 28, 2015.

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

  Other

        In addition to the other matters listed, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of June 30, 2015.

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

  •
  our ability to evaluate and/or implement potential options in order to raise additional capital for growth and/or debt reduction, and the outcome or impact on our business of any such potential options;

  •
  our ability to access liquidity for the ongoing operation of our business and the execution of our business plan or any potential options, which may involve one or more of the use of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately-placed bank or institutional non-recourse operating level debt;

  •
  our ability to meet the financial covenants under our indebtedness;

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

  •
  the concentration of our business as a result of the sale of our Wind Projects;

  •
  our ability to generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or implement our business plan, including financing internal or external growth opportunities;

  •
  the impact of recent management changes on our ability to execute our business plan;

  •
  the outcome or impact of our business plan, and our ability to evaluate and/or implement potential options in order to raise additional capital for growth or potential debt reduction, and the outcome or impact of any such potential options;

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

  •
  the dependence of our hydropower projects on suitable precipitation and associated weather conditions;

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

        Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in the forward-looking information include third-party projections of regional fuel and electric capacity and energy prices that are based on assumptions about future economic conditions and courses of action. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon what are believed to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Certain statements included in this Quarterly Report on Form 10-Q may be considered "financial outlook" for the purposes of applicable securities laws, and such financial outlook may not be appropriate for purposes other than this Quarterly Report on Form 10-Q. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and, except as expressly required by applicable law, we assume no obligation to update or revise them to reflect new events or circumstances.

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

OVERVIEW

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of June 30, 2015, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,137 megawatts ("MW") in which our aggregate ownership interest is approximately 1,502 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority-owned subsidiaries. These totals exclude an aggregate 521 MW from our previous 100% ownership interest in Meadow Creek Project Company, LLC ("Meadow Creek"), 99% ownership in Canadian Hills Wind, LLC ("Canadian Hills"), 50% ownership interest in Rockland Wind Farm, LLC ("Rockland"), 27.6% ownership interest in Idaho Wind Partners 1, LLC ("Idaho Wind") and 12.5% ownership interest in Goshen Phase II, LLC ("Goshen") (collectively, the "Wind Projects"), which we sold on June 26, 2015, and which are designated discontinued operations.

        We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects, which collectively accounted for 9% of Project Adjusted EBITDA for the year ended December 31, 2014) to December 31, 2037, and approximately 25% of our PPAs on a MW-weighted basis are scheduled to expire over the next five years. Our weighted average remaining PPA life is approximately 8 years. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

        We announce material financial information to our investors using our website (www.atlanticpower.com), SEC filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels as well as social media to communication with our investors and the public about our company, our power projects, and other issues. It is possible that information we post on our website or on social medial may be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on our website and on the social media channels listed below. This list may be updated from time to time on our website.

        The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.

RECENT DEVELOPMENTS

  Redemption of 9.0% Senior Unsecured Notes due November 2018

        On June 26, 2015, we called for the redemption of all our outstanding $310.9 million aggregate principal amount of 9.0% Senior Unsecured Notes due November 2018 (the "Notes"). On July 26, 2015, we completed the redemption of the Notes with the cash proceeds received from the sale of the Wind Projects at a price equal to 104.5 percent of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. We paid $330.4 million in cash to fund the full redemption of the Notes. We will record approximately $28.5 million of interest expense related to the redemption premium, accrued interest and the write-off of deferred financing costs for the three and nine months ended September 30. 2015.

  Wind Projects Sale

        On March 31, 2015, Atlantic Power Transmission, Inc. ("APT"), our wholly-owned, direct subsidiary, entered into a definitive agreement (the "Purchase Agreement") with TerraForm AP Acquisition Holdings, LLC ("TerraForm"), an affiliate of SunEdison, Inc. (an affiliate of TerraForm Power, Inc.), to sell our Wind Projects. On June 26, 2015, the sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We recorded a $47.3 million gain on sale which is included as a component of income from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2015.

        Terraform acquired from APT, 100% of its direct membership interests in a holding company formed to facilitate the sale, thereby acquiring our indirect interests in our portfolio of Wind Projects consisting of five operating wind projects in Idaho and Oklahoma and representing 521 MW net ownership: Goshen (12.5% economic interest), Idaho Wind (27.6% economic interest), Meadow Creek (100% economic interest); Rockland Wind Farm (50% economic interest, but consolidated on a 100% basis); and Canadian Hills (99% economic interest). As a result of the sale, we deconsolidated approximately $249 million of project debt (or approximately $274 million as adjusted for our proportional ownership of Rockland, Goshen North and Idaho Wind) and approximately $224 million of noncontrolling interest related to tax equity interests at Canadian Hills and the minority ownership interests at Rockland and Canadian Hills. The Wind Projects are accounted for as assets held for sale in the consolidated balance sheet at December 31, 2014 and are a component of discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

        In connection with the Purchase Agreement, on March 31, 2015, we entered into a guaranty agreement (the "Guaranty Agreement"), under which we agreed to guarantee the full and prompt payment of all payment obligations of APT under the Purchase Agreement as and when they shall become due. APT and TerraForm have agreed to utilize the representation and warranty insurance for coverage of certain indemnification obligations, subject to a cap and certain exclusions. In addition, on June 3, 2015, we and Terraform entered into an amendment to the Purchase Agreement (the

"Amendment") to make certain immaterial amendments to the Purchase Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

        The foregoing description is qualified in its entirety by reference to the full text of the Purchase Agreement and the Guaranty Agreement, which are filed as Exhibit 10.1 and 10.2, respectively, to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated by reference herein, and the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated by reference herein.

  Frontier Sale

        On April 22, 2015, our indirect wholly-owned subsidiary, Ridgeline Energy LLC ("Ridgeline'), closed a transaction with CRE-Frontier Solar California LLC ("CRE"), a subsidiary of Centaurus Renewable Energy LLC, whereby CRE agreed to purchase 100% of Ridgeline's equity interests in Frontier Solar, LLC ("Frontier"), which is developing an approximately 20 MW solar electric generating facility in California, for net cash proceeds of $4.3 million. If Frontier achieves commercial operations and meets certain operating performance metrics, we could receive additional cash proceeds. We recorded a $2.3 million gain on sale related to the transaction in the consolidated statements of operations for the three and six months ended June 30, 2015.

OUR POWER PROJECTS

        The table on the following page outlines our portfolio of power generating assets in operation as of August 7, 2015, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor's ("S&P"). For customers rated by Moody's, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment-grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment-grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

East U.S. Segment

Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A–

Piedmont	Georgia	Biomass	53	100.0%	53	Georgia Power	December 2032	A

Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	N/R

					57	Equistar Chemicals, LP(2)	November 2023	BBB+

Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB+

Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Elec.(3)	March 2024	BBB+

					16	DuPont	March 2024	A

Kenilworth	New Jersey	Natural Gas	25	100.00%	25	Merck, & Co., Inc.	September 2018	AA

Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corperation	December 2027(4)	A–

Selkirk(1)	New York	Natural Gas	345	18.50%	64	Merchant	N/A	N/R

West U.S. Segment

Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	December 2019(5)	A

Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	December 2019(5)	A

North Island	California	Natural Gas	42	100.00%	42	San Diego Gas & Electric	December 2019(5)	A

Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+

Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A–

Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	A+

					45	Grays Harbor PUD	August 2022	A

					30	Franklin, Co. PUD	August 2022	A

Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

Canada Segment

Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA

Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA

Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA

Calstock	Ontario	Biomass	35	100.00%	35	Independent Electricity System Operator	June 2020	AA–

Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2017	AA–

Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022	AA–

North Bay	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2017	AA–

Tunis(6)	Ontario	Natural Gas	43	100.00%	43	Independent Electricity System Operator	NA	AA–

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

(4)
The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through June 30, 2015, the facility has generated 6,550 GWh under its PPA.

(5)
Our land leases with the U.S. Navy expire in February 2018 along with the associated energy sales agreements. We have initiated communications with the U.S. Navy to extend the leases through at least the expiration date of the PPAs in December 2019.

(6)
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

Consolidated Overview and Results of Operations

Performance highlights

        The following table provides a summary of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, which are analyzed in greater detail below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Project income (loss)	$17.2	$(2.0)	$38.8	$23.9
Loss (income) from continuing operations	$(20.0)	$(50.7)	$4.7	$(64.8)
Income (loss) from discontinued operations	$33.6	$(5.7)	$21.1	$(14.0)
Net income (loss) attributable to Atlantic Power Corporation	$14.7	$(59.2)	$32.2	$(78.0)
Loss per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(0.18)	$(0.45)	$0.00	$(0.59)
Income (loss) per share from discontinued operations—basic	0.30	(0.04)	0.26	(0.06)

Income (loss) per share attributable to Atlantic Power Corporation—basic and diluted	$0.12	$(0.49)	$0.26	$(0.65)
Project Adjusted EBITDA(1)	$43.9	$57.7	$102.5	$114.6
Free Cash Flow(1)	$(18.2)	$(15.1)	$(13.2)	$(61.0)

(1)
See reconciliation and definition in Supplementary Non-GAAP Financial Information.

        Consolidated project income (loss) increased $19.2 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was due primarily to a $14.8 million long-lived asset and goodwill impairment recorded in the comparative 2014 period, a $7.2 million increase in the change in fair values of derivatives and $12.4 million in decreased fuel costs due to lower gas prices. This was partially offset by a $20.0 million decrease in revenue primarily resulting from the Tunis PPA expiring on December 31, 2014 and lower water flows at our hydro projects. Consolidated project income (loss) increased $14.9 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was due primarily to a $14.8 million long-lived asset and goodwill impairment recorded in the comparative 2014 period, $26.0 million in decreased fuel costs due to lower gas prices, $9.2 million in decreased interest expense primarily due to the redemption of Curtis Palmer's 5.9% Senior Notes, and a $7.2 million increase in equity in earnings of unconsolidated affiliates primarily due to higher revenues and lower fuel expense at Orlando. This was partially offset by a $34.0 million decrease in revenue primarily resulting from the Tunis PPA expiring on December 31, 2014 and lower water flows at our hydro projects, as well as a $16.4 million decrease in the change in fair values of derivatives.

        A detailed discussion of project (loss) income by segment is provided below. The discussion of Project Adjusted EBITDA by segment begins on page 58.

        We have four reportable segments: East U.S., West U.S., Canada and Un-allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as the result of recent significant asset sales and in order to align with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. The Wind Projects, which made up the entirety of the former Wind segment, were sold in June 2015 and are designated as discontinued operations for the three and six months ended June 30, 2014 and 2015. Our financial results for the three and six months ended June 30, 2014 have been revised to reflect these changes in operating segments. The segment classified as Un-allocated Corporate includes activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects and intercompany eliminations. These costs are not allocated to the operating segments when determining segment profit or loss. Project income (loss) is the primary GAAP measure of our operating results and is discussed below by reportable segment.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

        The following table provides our consolidated results of operations:

	Three months ended June 30,
	2015	2014	$ change	% change
Project revenue:
Energy sales	$47.5	$62.4	$(14.9)	–24%
Energy capacity revenue	38.0	41.3	(3.3)	–8%
Other	17.6	19.4	(1.8)	–9%

	103.1	123.1	(20.0)	–16%
Project expenses:
Fuel	38.0	50.4	(12.4)	–25%
Operations and maintenance	35.3	29.1	6.2	21%
Development	—	1.1	(1.1)	–100%
Depreciation and amortization	28.2	30.8	(2.6)	–8%

	101.5	111.4	(9.9)	–9%
Project other income (expense):
Change in fair value of derivative instruments	6.8	(0.4)	7.2	NM
Equity in earnings of unconsolidated affiliates	8.6	3.7	4.9	132%
Interest expense, net	(2.0)	(2.2)	0.2	–9%
Other income (expense), net	2.2	(14.8)	17.0	–115%

	15.6	(13.7)	29.3	–214%

Project income (loss)	17.2	(2.0)	19.2	–960%
Administrative and other expenses (income):
Administration	6.6	10.2	(3.6)	–35%
Interest, net	24.6	27.7	(3.1)	–11%
Foreign exchange loss	4.8	15.3	(10.5)	–69%
Other income, net	(1.7)	—	(1.7)	NM

	34.3	53.2	(18.9)	–36%

Income (loss) from continuing operations before income taxes	(17.1)	(55.2)	38.1	–69%
Income tax expense (benefit)	2.9	(4.5)	7.4	–164%

(Loss) income from continuing operations	(20.0)	(50.7)	30.7	61%
Income (loss) from discontinued operations, net of tax	33.6	(5.7)	39.3	NM

Net income (loss)	13.6	(56.4)	70.0	124%
Net loss attributable to noncontrolling interests	(3.4)	(0.3)	(3.1)	NM
Net income attributable to Preferred share dividends of a subsidiary company	2.3	3.1	(0.8)	–26%

Net income (loss) attributable to Atlantic Power Corporation	$14.7	(59.2)	73.9	125%

	Three months ended June 30, 2015(1)
	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$20.5	$8.4	$18.6	$—	$47.5
Energy capacity revenue	14.3	13.1	10.6	—	38.0
Other	4.1	4.8	8.5	0.2	17.6

	38.9	26.3	37.7	0.2	103.1
Project expenses:
Fuel	13.5	8.8	15.7	—	38.0
Operations and maintenance	9.4	14.9	10.4	0.6	35.3
Development	—	—	—	—	—
Depreciation and amortization	8.4	7.3	12.7	(0.2)	28.2

	31.3	31.0	38.8	0.4	101.5
Project other income (expense):
Change in fair value of derivative instruments	2.9	—	3.9	—	6.8
Equity in earnings of unconsolidated affiliates	8.2	0.4	—	—	8.6
Interest expense, net	(2.0)	—	—	—	(2.0)
Other income (expense), net	—	—	—	2.2	2.2

	9.1	0.4	3.9	2.2	15.6

Project income (loss)	$16.7	$(4.3)	$2.8	$2.0	$17.2

	Three months ended June 30, 2014(1)
	East U.S.	West U.S.(2)	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$25.3	$13.8	$23.3	$—	$62.4
Energy capacity revenue	13.0	13.1	15.2	—	41.3
Other	6.7	6.2	6.3	0.2	19.4

	45.0	33.1	44.8	0.2	123.1
Project expenses:
Fuel	17.3	14.4	18.7	—	50.4
Operations and maintenance	8.5	6.3	11.6	2.7	29.1
Development	—	—	—	1.1	1.1
Depreciation and amortization	8.1	7.4	15.2	0.1	30.8

	33.9	28.1	45.5	3.9	111.4
Project other income (expense):
Change in fair value of derivative instruments	(1.7)	—	2.6	(1.3)	(0.4)
Equity in earnings of unconsolidated affiliates	2.9	0.8	—	—	3.7
Interest expense, net	(2.2)	—	—	—	(2.2)
Other income (expense), net	—	—	(14.8)	—	(14.8)

	(1.0)	0.8	(12.2)	(1.3)	(13.7)

Project income (loss)	$10.1	$5.8	$(12.9)	$(5.0)	$(2.0)

(1)
Excludes the Wind Projects, which made up the entirety of the former Wind segment, and were sold in June 2015. The Wind Projects are designated as discontinued operations for the three months ended June 30, 2015 and 2014.

(2)
Excludes Greeley which is designated as discontinued operations.

  East U.S.

        Project income for the three months ended June 30, 2015 increased $6.6 million from the comparable 2014 period primarily due to:

  •
  increased project income of $5.0 million at Orlando due primarily to $3.3 million in increased revenues from higher generation, $1.0 million in decreased fuel expense from lower gas prices and a $1.0 million non-cash increase in the fair value of a fuel swap from the comparable 2014 period.

        This increase was partially offset by:

  •
  decreased project income of $2.4 million at Curtis Palmer due to $2.2 million in decreased revenue from lower water flows than the comparable 2014 period.

  West U.S.

        Project income for the three months ended June 30, 2015 decreased $10.1 million from the comparable 2014 period primarily due to:

  •
  decreased project income of $8.6 million at Manchief due primarily to higher maintenance costs from a scheduled maintenance overhaul in the second quarter of 2015.

  Canada

        Project income for the three months ended June 30, 2015 increased $15.7 million from the comparable 2014 period primarily due to:

  •
  increased project income of $15.0 million at Tunis which recorded a $14.8 million long-lived asset and goodwill impairment in the three months ended June 30, 2014.

  Un-allocated Corporate

        Total project income increased $7.0 million primarily due to a $2.2 million gain on sale of the Frontier solar development project and $1.1 million in decreased development and administrative costs at Ridgeline as well as a $1.3 million non-cash change in the fair value of interest rate swap agreements.

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

  Administration

        Administration expense decreased $3.6 million or 35% from the comparable 2014 period primarily due to a $1.4 million decrease in business strategy costs, a $1.5 million decrease in legal expenses related to the U.S. Actions and Canadian Actions and a $1.0 million decrease in employee compensation expense.

  Interest, net

        Interest expense decreased $3.1 million or 11% from the comparable 2014 period primarily due to the repurchase of $9 million of our 9.0% Senior unsecured notes in January 2015 as well as the purchase and cancellation of $24 million aggregate principal of convertible debentures beginning in the fourth quarter of 2015 and continuing through June 2015 under the Normal Course Issuer Bid ("NCIB").

  Foreign exchange loss

        Foreign exchange loss decreased $10.5 million or 69% from the comparable 2014 period primarily due to an $11.5 million increase in unrealized loss in the revaluation of instruments denominated in Canadian dollars and a $0.4 million decrease in realized gains related to foreign currency transactions, partially offset by a $1.4 million increase in unrealized gain on foreign exchange forward contracts. The closing U.S. dollar to Canadian dollar exchange rate was 1.25 and 1.07 at June 30, 2015 and 2014, respectively, a decrease of 1.4% in the three months ended June 30, 2015 compared to a decrease of 3.5% in the three months ended June 30, 2014. The average U.S. dollar to Canadian dollar exchange rate was 1.25 and 1.08 for the three months ended June 30, 2015 and 2014, respectively, a decrease of 1.0% in the three months ended June 30, 2015 compared to a decrease of 2.4% in the three months ended June 30, 2014.

  Other income, net

        Other income (expense), net increased $1.7 million from the 2014 comparable period due to a $1.7 million gain recorded on the purchase and cancellation of convertible debentures under the NCIB in the first quarter of 2015.

  Income tax expense

        Income tax expense for the three months ended June 30, 2015 was $2.9 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $4.4 million. The primary items impacting the tax rate for the three months ended June 30, 2015 were $9.0 million relating to a change in the valuation allowance, $3.4 million of dividend withholding and other state taxes, and $2.5 million of other permanent differences. These items were partially offset by $3.6 million relating to tax credits, $2.4 million relating to foreign exchange and $1.6 million relating to operating in higher tax rate jurisdictions.

        Income tax benefit for the three months ended June 30, 2014 was $9.1 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $12.9 million. The primary items impacting the tax rate for the three months ended June 30, 2014 were $14.2 million relating to a change in the valuation allowance and $2.4 million relating to foreign exchange. These items were partially offset by $4.1 million relating to operating in higher tax rate jurisdictions, $2.4 million of minority interest adjustments, and $6.3 million relating to other permanent differences.

  Six months ended June 30, 2015 compared to the six months ended June 30, 2014

        The following table provides our consolidated results of operations:

	Six months ended June 30,
	2015	2014	$ change	% change
Project revenue:
Energy sales	$101.5	$124.7	$(23.2)	–19%
Energy capacity revenue	71.5	74.8	(3.3)	–4%
Other	41.4	48.9	(7.5)	–15%

	214.4	248.4	(34.0)	–14%
Project expenses:
Fuel	84.2	110.2	(26.0)	–24%
Operations and maintenance	56.8	56.7	0.1	0%
Development	1.1	1.8	(0.7)	–39%
Depreciation and amortization	56.1	61.4	(5.3)	–9%

	198.2	230.1	(31.9)	–14%
Project other income (expense):
Change in fair value of derivative instruments	5.2	21.6	(16.4)	–76%
Equity in earnings of unconsolidated affiliates	19.3	12.1	7.2	60%
Interest expense, net	(4.1)	(13.3)	9.2	–69%
Other income (expense), net	2.2	(14.8)	17.0	–115%

	22.6	5.6	17.0	NM

Project income	38.8	23.9	14.9	62%
Administrative and other expenses (income):
Administration	16.0	17.5	(1.5)	–9%
Interest, net	50.3	94.1	(43.8)	–47%
Foreign exchange gain	(27.4)	(1.5)	(25.9)	NM
Other income, net	(3.1)	—	(3.1)	NM

	35.8	110.1	(74.3)	–67%

Income (loss) from continuing operations before income taxes	3.0	(86.2)	89.2	103%
Income tax benefit	(1.7)	(21.4)	19.7	NM

Income (loss) from continuing operations	(4.7)	(64.8)	(69.5)	107%
Income (loss) from discontinued operations, net of tax	21.1	(14.0)	35.1	NM

Net income (loss)	25.8	(78.8)	104.6	–133%
Net loss attributable to noncontrolling interests	(11.0)	(6.7)	(4.3)	64%
Net income attributable to Preferred share dividends of a subsidiary company	4.6	5.9	(1.3)	–22%

Net income (loss) attributable to Atlantic Power Corporation	$32.2	(78.0)	110.2	NM

	Six months ended June 30, 2015(1)
	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$40.0	$18.8	$42.7	$—	$101.5
Energy capacity revenue	26.3	19.8	25.4	—	71.5
Other	10.2	10.7	20.1	0.4	41.4

	76.5	49.3	88.2	0.4	214.4
Project expenses:
Fuel	29.9	19.5	34.8	—	84.2
Operations and maintenance	16.6	20.5	18.2	1.5	56.8
Development	—	—	—	1.1	1.1
Depreciation and amortization	16.4	14.5	24.8	0.4	56.1

	62.9	54.5	77.8	3.0	198.2
Project other income (expense):
Change in fair value of derivative instruments	0.4	—	5.6	(0.8)	5.2
Equity in earnings of unconsolidated affiliates	18.1	1.2	—	—	19.3
Interest expense, net	(4.1)	—	—	—	(4.1)
Other income (expense), net	—	—	—	2.2	2.2

	14.4	1.2	5.6	1.4	22.6

Project income (loss)	$28.0	$(4.0)	$16.0	$(1.2)	$38.8

(1)
Excludes the Wind Projects which are designated as discontinued operations.

	Six months ended June 30, 2014(1)
	East U.S.	West U.S.(2)	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$49.2	$27.1	$48.4	$—	$124.7
Energy capacity revenue	23.8	19.7	31.3	—	74.8
Other	17.7	13.4	17.5	0.3	48.9

	90.7	60.2	97.2	0.3	248.4
Project expenses:
Fuel	45.1	29.5	35.6	—	110.2
Operations and maintenance	17.6	14.8	22.2	2.1	56.7
Development	—	—	—	1.8	1.8
Depreciation and amortization	16.2	14.3	30.6	0.3	61.4

	78.9	58.6	88.4	4.2	230.1
Project other income (expense):
Change in fair value of derivative instruments	4.1	—	18.7	(1.2)	21.6
Equity in earnings of unconsolidated affiliates	10.7	1.6	—	(0.2)	12.1
Interest expense, net	(13.3)	—	—	—	(13.3)
Other income (expense), net	—	—	(14.8)	—	(14.8)

	1.5	1.6	3.9	(1.4)	5.6

Project income (loss)	$13.3	$3.2	$12.7	$(5.3)	$23.9

(1)
Excludes the Wind Projects, which made up the entirety of the former Wind segment, and were sold in June 2015. The Wind Projects are designated as discontinued operations for the six months ended June 30, 2015 and 2014.

(2)
Excludes Greeley which is designated as discontinued operations.

  East U.S.

        Project income for the six months ended June 30, 2015 increased $14.7 million from the comparable 2014 period primarily due to:

  •
  increased project income of $3.7 million at Orlando due primarily to $2.9 million in increased revenues from higher generation and $3.3 million in decreased fuel expense from lower gas prices, partially offset by a $2.9 million non-cash decrease in the fair value of a fuel swap from the comparable 2014 period;

  •
  increased project income of $3.0 million at Piedmont due primarily to a $1.6 million non-cash change in the fair value of interest rate swap agreements, a $0.5 million increase in revenue from higher capacity payments and a $0.6 million decrease in fuel expense;

  •
  increased project income of $2.8 million at Curtis Palmer due to $6.0 million lower interest expense resulting from the redemption of the project's 5.9% Senior Notes in the first quarter of 2014, partially offset by $2.9 million of decreased revenue from lower water flows during 2015; and

  •
  increased project income of $2.1 million at Morris due primarily to lower fuel expenses from lower gas prices as compared to the comparable 2014 period.

  West U.S.

        Project income for the six months ended June 30, 2015 decreased $7.2 million from the comparable 2014 period primarily due to:

  •
  decreased project income of $8.6 million at Manchief due primarily to higher maintenance costs from a scheduled maintenance overhaul in the second quarter of 2015.

        This decrease was partially offset by:

  •
  increased project income of $2.4 million at North Island due to lower maintenance expenses. North Island underwent a maintenance outage in the comparable 2014 period.

  Canada

        Project income for the six months ended June 30, 2015 increased $3.3 million from the comparable 2014 period primarily due to:

  •
  increased project income of $11.7 million at Tunis, which recorded a $14.8 million long-lived asset and goodwill impairment in the comparable 2014 period; and

  •
  increased project income of $2.0 million at Williams Lake due to higher revenues and lower maintenance expenses, partially offset by the impact of foreign exchange translation.

        These increases were partially offset by:

  •
  decreased project income of $9.3 million at Nipigon due primarily to a negative $10.7 million change in the fair value of fuel contracts that were accounted for as derivatives and the impact of foreign exchange translation, partially offset by higher revenue from waste heat; and

  •
  decreased project income of $2.0 million at North Bay due to the impact of foreign exchange translation, a negative $1.3 million change in the fair value of fuel contracts that were accounted for as derivatives and higher fuel expense, partially offset by higher revenue from waste heat.

  Un-allocated Corporate

        Total project loss decreased $4.1 million for the six months ended June 30, 2015 from the comparable 2014 period primarily due to a $2.2 million gain on sale of the Frontier solar development project and $1.8 million in decreased development and administrative costs at Ridgeline.

Administrative and other expenses (income)

  Administration

        Administration expense decreased $1.5 million or 9% from the comparable 2014 period primarily due to $3.2 million lower legal costs associated with the U.S. Actions and Canadian Actions than the prior year, partially offset by $2.0 million of increased compensation costs from $3.4 million of employee severance partially offset by lower incentive compensation expense and headcount reductions in the six months ended June 30, 2015.

  Interest, net

        Interest expense decreased $43.8 million or 47% from the comparable 2014 period primarily due to $23.3 million of make-whole premiums paid to redeem the Series A Notes and Series B Notes, as well as $16.4 million of premiums paid and non-cash deferred financing costs written off for the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes in the first quarter of 2014. Interest expense also decreased due to the repurchase of $9 million of our 9.0% Senior unsecured notes in January 2015 as well as the purchase and cancellation of $24 million aggregate principal of convertible debentures under the NCIB beginning in the fourth quarter of 2015 and continuing through June 2015.

  Foreign exchange gain

        Foreign exchange gain increased $25.9 million from the comparable 2014 period primarily due to a $26.6 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars offset by a $0.3 million increase in unrealized loss on foreign exchange forward contracts and $0.4 million in other realized losses. The closing U.S. dollar to Canadian dollar exchange rate was 1.25 and 1.07 at June 30, 2015 and 2014, respectively, an increase of 7.7% in the six months ended June 30, 2015 compared to an increase of 0.3% in the six months ended June 30, 2014. The average U.S. dollar to Canadian dollar exchange rate was 1.26 and 1.10 for the six months ended June 30, 2015 and 2014, respectively, an increase of 14.5% in the three months ended June 30, 2015 compared to a decrease of 2.4% in the three months ended June 30, 2014.

  Other income, net

        Other income, net increased $3.1 million from the 2014 comparable period due primarily to a $3.0 million gain recorded on the purchase and cancellation of convertible debentures under the NCIB during 2015.

  Income tax benefit

        Income tax benefit for the six months ended June 30, 2015 was $1.7 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.8 million. The primary items impacting the tax rate for the six months ended June 30, 2015 were $4.1 million relating to foreign exchange, $4.0 million relating to operating in higher tax rate jurisdictions, $3.6 million related to tax credits, and $0.6 million of other permanent differences. These items were partially offset by $6.2 million relating to a change in the valuation allowance, and $3.6 million relating to dividend withholding and other taxes.

        Income tax benefit for the six months ended June, 2014 was $21.4 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $21.9 million. The primary items impacting the tax rate for the six months ended June 30, 2014 were $29.3 million relating to a change in the valuation allowance. These items were partially offset by $11.1 million of capital losses recognized on tax restructuring, $9.7 million of operating in higher tax rate jurisdictions, $1.2 million relating to foreign exchange and $6.8 million of other permanent differences.

  Project Operating Performance

        Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and six months ended June 30, 2015. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net MWh.

	Generation(1)
	Three months ended June 30,
(in thousands of Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	633.5	672.3	–5.8%
West U.S.(2)	417.7	320.2	30.4%
Canada	456.7	509.5	–10.4%

Total	1,507.9	1,502.0	0.4%

(1)
Excludes the Wind Projects, which comprised the entirety of the Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three and six months ended June 30, 2015.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Three months ended June 30, 2015 compared with three months ended June 30, 2014

        Aggregate power generation for the three months ended June 30, 2015 increased 0.4% from the comparable 2014 period primarily due to:

  •
  increased generation in the West U.S. segment primarily due to a 143.1 net MWh increase in generation at Frederickson due to higher dispatch resulting from warmer weather than the comparable 2014 period, partially offset by a 32.4 net MWh decrease in generation at Manchief which underwent a maintenance overhaul in the second quarter of 2015.

        These increases were partially offset by:

  •
  decreased generation in the East U.S. segment primarily due to a 34.3 net MWh decrease in generation at Selkirk for which the PPA expired in August 2014 and which now operates as a merchant facility, a 28.2 net MWh decrease in generation at Curtis Palmer due to lower water flows and a 28.5 net MWh decrease in generation at Chambers which had lower dispatch due to unfavorable pricing, partially offset by a 34.3 net MWh increase in generation at Orlando which had a scheduled maintenance outage in the second quarter of 2014; and

  •
  decreased generation in the Canada segment primarily due to a 57.8 net MWh decrease in generation at Tunis for which the PPA expired in December 2014 and a 31.0 net MWh decrease in generation at Mamquam due to lower water flows than the comparable 2014 period.

	Generation(1)
	Six months ended June 30,
(in thousands of Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	1,251.8	1,418.7	–11.8%
West U.S.(2)	767.3	728.3	5.4%
Canada	973.7	1,005.1	–3.1%

Total	2,992.8	3,152.1	–5.1%

(1)
Excludes the Wind Projects, which comprised the entirety of the Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three and six months ended June 30, 2015.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Six months ended June 30, 2015 compared with six months ended June 30, 2014

        Aggregate power generation for the six months ended June 30, 2015 decreased 5.1% from the comparable 2014 period primarily due to:

  •
  decreased generation in the East U.S. segment primarily due to a 102.8 net MWh decrease in generation at Selkirk for which the PPA expired in August 2014 and which operates as a merchant facility, a 40.9 net MWh decrease in generation at Curtis Palmer due to lower water flows and a 93.4 net MWh decrease in generation at Chambers which had lower dispatch due to unfavorable pricing, partially offset by increased generation of 49.1 net MWh at Morris which underwent maintenance in the comparable 2014 period and increased generation of 38.5 net MWh at Orlando which underwent maintenance in the comparable 2014 period; and

  •
  decreased generation in the Canada segment primarily due to a 131.0 net MWh decrease in generation at Tunis for which the PPA expired in December 2014, partially offset by increases in generation of 35.3 and 29.4 net MWh at Kapuskasing and Nipigon, respectively, due to favorable waste heat generation.

        These decreases were partially offset by:

  •
  increased generation in the West U.S. segment primarily due to a 43.8 net MWh increase in generation at Frederickson due to higher dispatch resulting from warmer weather than the comparable 2014 period.

	Availability(1)
	Three months ended June 30,
	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	93.9%	88.8%	5.7%
West U.S.(2)	81.8%	90.4%	–9.5%
Canada	94.1%	93.7%	0.4%

Total	89.7%	90.4%	–0.8%

(1)
Excludes the Wind Projects, which comprised the entirety of the former Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three months ended June 30, 2015 and 2014.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Three months ended June 30, 2015 compared with three months ended June 30, 2014

        Weighted average availability for the three months ended June 30, 2015 decreased 0.8% to 89.7% from the comparable 2014 period primarily due to:

  •
  decreased availability in the West U.S. segment resulting from decreased availability at Manchief, which underwent a scheduled maintenance overhaul outage during the second quarter of 2015.

        These decreases were partially offset by:

  •
  increased availability in the East U.S. segment resulting from increased availability at Cadillac and Orlando, which underwent scheduled maintenance during the comparable 2014 period, partially offset by decreased availability at Kenilworth which had a planned maintenance outage during the second quarter of 2015; and

  •
  increased availability in the Canada segment resulting from increased availability at Moresby Lake and Williams Lake, which underwent forced maintenance outages during the comparable 2014 period.

	Availability(1)
	Six months ended June 30,
	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	95.9%	91.6%	4.7%
West U.S.(2)	89.5%	91.6%	–2.3%
Canada	95.5%	91.4%	4.5%

Total	93.7%	91.5%	2.4%

(1)
Excludes the Wind Projects, which comprised the entirety of the former Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the six months ended June 30, 2015 and 2014.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Six months ended June 30, 2015 compared with six months ended June 30, 2014

        Weighted average availability for the six months ended June 30, 2015 increased 2.4% to 93.7% from the comparable 2014 period primarily due to:

  •
  increased availability in the East U.S. segment resulting from increased availability at Chambers, Orlando and Cadillac, which underwent scheduled maintenance during the comparable 2014 period; and

  •
  increased availability in the Canada segment resulting from increased availability at Moresby Lake and Williams Lake, which underwent forced maintenance outages during the comparable 2014 period.

        These increases were partially offset by:

  •
  decreased availability in the West U.S. segment resulting from decreased availability at Manchief, which underwent a scheduled maintenance overhaul outage during the second quarter of 2015.

Supplementary Non-GAAP Financial Information

        A key measure we use to evaluate the results of our business is Free Cash Flow. Free Cash Flow is not a measure recognized under GAAP, does not have a standardized meaning prescribed by GAAP and therefore may not be comparable to similar measures presented by other issuers. We believe Free Cash Flow is a relevant supplemental measure of our ability to fund additional debt reduction, fund internal or external growth, pay any dividends to our shareholders, or many other allocations of any available cash. A reconciliation of Free Cash Flow to cash flows from operating activities, the most directly comparable GAAP measure, is set out below under "Free Cash Flow." Free Cash Flow is comparable to Cash Available for Distribution, the non-GAAP measure we previously used to evaluate the results of our business. Investors are cautioned that we may calculate this measure in a manner that is different from other companies.

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

Project Adjusted EBITDA

	Three months ended June 30,(1)
				Six months ended June 30,(1)		$ change
			2015 vs 2014			2015 vs 2014
	2015	2014		2015	2014
Project Adjusted EBITDA by segment
East U.S.	$27.0	$30.8	$(3.8)	$53.7	$55.2	$(1.5)
West U.S.(2)	5.7	15.9	(10.2)	15.6	23.7	(8.1)
Canada	11.6	14.6	(3.0)	35.4	39.3	(3.9)
Un-allocated Corporate	(0.4)	(3.6)	3.2	(2.2)	(3.6)	1.4

Total	43.9	57.7	(13.8)	102.5	114.6	(12.1)
Reconciliation to project income
Depreciation and amortization	33.3	40.8	(7.5)	66.1	81.9	(15.8)
Interest expense, net	2.5	3.8	(1.3)	4.9	15.4	(10.5)
Change in the fair value of derivative instruments	(6.9)	0.3	(7.2)	(5.1)	(21.4)	16.3
Other expense	(2.2)	14.8	(17.0)	(2.2)	14.8	(17.0)

Project income	$17.2	$(2.0)	$19.2	$38.8	$23.9	$14.9

(1)
Excludes the Wind Projects, which comprised the entirety of the former Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three and six months ended June 30, 2015 and 2014.

(2)
Excludes Greeley which is designated as discontinued operations.

  East U.S.

        The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended June 30,
	2015	2014	% change 2015 vs. 2014
East U.S.
Project Adjusted EBITDA	$27.0	$30.8	–12%

  Three months ended June 30, 2015 compared with three months ended June 30, 2014

        Project Adjusted EBITDA for the three months ended June 30, 2015 decreased $3.8 million or 12% from the comparable 2014 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $4.2 million at Selkirk due to lower revenue from decreased generation from operating as a merchant facility since the expiration of its PPA in August 2014; and

  •
  $2.4 million at Curtis Palmer due to decreased revenue resulting from lower water flows than the comparable 2014 period.

        These decreases were partially offset by an increase in Project Adjusted EBITDA of:

  •
  $2.7 million at Orlando primarily attributable to $3.3 million in increased revenues from higher generation and $1.0 million in decreased fuel expense from lower gas prices.

        The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Six months ended June 30,
	2015	2014	% change 2015 vs. 2014
East U.S.
Project Adjusted EBITDA	$53.7	$55.2	–3%

  Six months ended June 30, 2015 compared with six months ended June 30, 2014

        Project Adjusted EBITDA for the six months ended June 30, 2015 decreased $1.5 million or 3% from the comparable 2014 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $9.0 million at Selkirk due to lower revenue from decreased generation from operating as a merchant facility since the expiration of its PPA in August 2014; and

  •
  $3.2 million at Curtis Palmer due to decreased revenue resulting from lower water flows than the comparable 2014 period.

        This decrease was partially offset by an increase in Project Adjusted EBITDA of:

  •
  $6.6 million at Orlando primarily attributable to $2.9 million in increased revenues from higher generation and $3.3 million in decreased fuel expense from lower gas prices.

  West U.S.

        The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended June 30,
	2015	2014	% change 2015 vs. 2014
West U.S.
Project Adjusted EBITDA	$5.7	$15.9	–64%

  Three months ended June 30, 2015 compared with three months ended June 30, 2014

        Project Adjusted EBITDA for the three months ended June 30, 2015 decreased $10.2 million or 64% from the comparable 2014 period primarily due to a decrease in Project Adjusted EBITDA of:

  •
  $8.6 million at Manchief which underwent a scheduled maintenance overhaul outage in the second quarter of 2015.

        The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Six months ended June 30,
	2015	2014	% change 2015 vs. 2014
West U.S.
Project Adjusted EBITDA	$15.6	$23.7	–34%

  Six months ended June 30, 2015 compared with six months ended June 30, 2014

        Project Adjusted EBITDA for the six months ended June 30, 2015 decreased $8.1 million or 34% from the comparable 2014 period primarily due to a decrease in Project Adjusted EBITDA of:

  •
  $8.6 million at Manchief which underwent a scheduled maintenance overhaul outage in the second quarter of 2015.

        This decrease was partially offset by an increase in Project Adjusted EBITDA of:

  •
  $2.4 million at North Island which underwent a scheduled maintenance outage in the comparable 2014 period.

  Canada

        The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended June 30,
	2015	2014	% change 2015 vs. 2014
Canada
Project Adjusted EBITDA	$11.6	$14.6	–21%

  Three months ended June 30, 2015 compared with three months ended June 30, 2014

        Project Adjusted EBITDA for the three months ended June 30, 2015 decreased $3.0 million or 21% from the comparable 2014 period primarily due to a decrease in Project Adjusted EBITDA of:

  •
  $1.6 million at Mamquam due to decreased revenues from lower water flows in the second quarter of 2015.

        The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Six months ended June 30,
	2015	2014	% change 2015 vs. 2014
Canada
Project Adjusted EBITDA	$35.4	$39.3	–10%

  Six months ended June 30, 2015 compared with six months ended June 30, 2014

        Project Adjusted EBITDA for the six months ended June 30, 2015 decreased $3.9 million or 10% from the comparable 2014 period primarily due to a decrease in Project Adjusted EBITDA of:

  •
  $6.0 million at Tunis for which the PPA expired in December 2014.

        This decrease was partially offset by increases in Project Adjusted EBITDA of:

  •
  $1.4 million at Calstock due to increased revenue from waste heat generation, partially offset by the impact of foreign currency translation.

  Un-Allocated Corporate

        The following table summarizes Project Adjusted EBITDA for our Un-Allocated Corporate segment for the periods indicated:

	Three months ended June 30,
	2015	2014	% change 2015 vs. 2014
Un-Allocated Corporate
Project Adjusted EBITDA	$(0.4)	$(3.6)	89%

  Three months ended June 30, 2015 compared with three months ended June 30, 2014

        Project Adjusted EBITDA for the three months ended June 30, 2015 increased $3.2 million or 89% from the comparable 2014 period primarily due to a $1.1 million decrease in development expense at Ridgeline and $1.0 million decrease in employee compensation expenses.

        The following table summarizes Project Adjusted EBITDA for our Un-Allocated Corporate segment for the periods indicated:

	Six months ended June 30,
	2015	2014	% change 2015 vs. 2014
Un-Allocated Corporate
Project Adjusted EBITDA	$(2.2)	$(3.6)	39%

  Six months ended June 30, 2015 compared with six months ended June 30, 2014

        Project Adjusted EBITDA for the six months ended June 30, 2015 increased $1.4 million or 39% from the comparable 2014 period primarily due to a $0.7 million decrease in development expense at Ridgeline and a $2.0 million decrease in employee compensation expenses.

  Discontinued operations

        Project Adjusted EBITDA excludes the Wind Projects which are designated as discontinued operations for the three and six months ended June 30, 2015 and 2014. Project Adjusted EBITDA for the Wind Projects was $14.8 million and $17.2 million for the three months ended June 30, 2015 and 2014, respectively. Project Adjusted EBITDA for the Wind Projects was $28.1 million and $35.1 million for the six months ended June 30, 2015 and 2014, respectively.

Free Cash Flow

        Free Cash Flow was $(18.2) million and ($15.1) million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $3.1 million. The decrease was due primarily to a $15.7 million decrease in cash flows from operations and a $3.8 million increase in the purchase of property, plant and equipment. The total decrease was partially offset by an $11.9 million decrease of payments on the Atlantic Power Limited Partnership's (the "Partnership") term loan facility, a $1.7 million decrease in project-level debt repayments and a $2.0 million decrease in distributions to noncontrolling interest. Free Cash Flow was $(13.2) and ($61.0) million for the six months ended June 30, 2015 and 2014, respectively, an increase of $47.8 million. The increase was due primarily to a $47.9 million increase in cash flows from operations. The decrease of $16.1 million and increase of $47.9 million of cash flows from operations for the three and six months ended June 30, 2015 is discussed in "Consolidated Cash Flows" below. The table below presents our calculation of Free Cash Flow for the three and six months ended June 30, 2015 and 2014, and the reconciliation to cash flows from operating activities, the most directly comparable GAAP measure:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities	$18.3	$34.0	$53.4	$5.5
Term loan facility repayments(1)	(25.6)	(37.5)	(46.9)	(37.5)
Project-level debt repayments	(3.8)	(5.5)	(6.3)	(15.4)
Purchases of property, plant and equipment	(3.7)	0.1	(5.0)	(2.5)
Distributions to noncontrolling interests(2)	(1.1)	(3.1)	(3.8)	(5.2)
Dividends on preferred shares of a subsidiary company	(2.3)	(3.1)	(4.6)	(5.9)

Free Cash Flow(3)	$(18.2)	$(15.1)	$(13.2)	$(61.0)

(1)
Includes mandatory 1% annual amortization and 50% excess cash flow repayments by the Partnership.

(2)
Distributions to noncontrolling interests include distributions to the tax equity investors at Canadian Hills and to the other 50% owner of Rockland.

(3)
Free Cash Flow is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information" above. This table should be read together with the below table under "Consolidated Cash Flows" that sets forth Net cash provided by investing activities and Net cash used in financing activities for the six months ended June 30, 2015 and 2014.

Consolidated Cash Flows

        The following table reflects the changes in cash flows for the periods indicated:

	Six months ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$53.4	$5.5	$47.9
Net cash provided by investing activities	324.8	75.4	249.4
Net cash used in financing activities	(94.4)	(81.9)	(12.5)

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

        Cash flow from operating activities increased by $47.9 million for the six months ended June 30, 2015 from the comparable period in 2014. The increase in cash flows from operating activities is primarily due to $46.8 million of interest expense related to make-whole, accrued interest and premium payments made in connection with the redemption of the Series A and Series B Notes and the Curtis Palmer Notes in the comparable 2014 period and the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes, also in the comparable 2014 period.

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

        Cash flows provided by investing activities for the six months ended June 30, 2015 were $324.8 million compared to cash flows provided by investing activities of $75.4 million for the six months ended June 30, 2014. The change is due primarily to $326.3 million of net proceeds received from the sale of the Wind Projects and the Frontier solar development project, partially offset by a $73.5 million decrease in the change in restricted cash primarily due to the release of the $75.0 million restricted cash requirement under the prior credit facility in the first quarter of 2014.

Financing Activities

        Cash used in financing activities for the six months ended June 30, 2015 resulted in a net outflow of $94.4 million compared to a net outflow of $81.9 million for the comparable 2014 period. The increase in cash used in financing activities is due to $18.0 million in payments made to purchase and cancel convertible debentures during 2015.

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
Cash and cash equivalents(1)	$393.8	$106.0
Restricted cash	17.6	22.5

Total	411.4	128.5
Revolving credit facility availability	98.4	104.3

Total liquidity	$509.8	$232.8

(1)
$330.4 million of cash was utilized to fund the redemption of the Notes on July 26, 2015. The Notes were redeemed at a price equal to 104.50 percent of the principal amount plus accrued and unpaid interest to the redemption date.

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

        We expect to reinvest approximately $11.0 million in 2015 (of which $5.0 million was reinvested in the six months ended June 30, 2015) in our portfolio in the form of project capital expenditures and incur $46.0 million of maintenance expenses (of which $25.7 million was incurred in the six months ended June 30, 2015). Such investments are generally paid at the project level. See "—Capital and Major Maintenance Expenditures" in our Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect any other material or unusual requirements for cash outflows for 2015 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Corporate Debt

        The following table summarizes the maturities of our corporate debt at June 30, 2015:

	Maturity Date	Interest Rates	Total Remaining Principal Repayments	2015	2016	2017	2018	2019	Thereafter
Senior Secured Term Loan Facility(1)	February 2021	4.75% - 5.90%	$494.6	$2.6	$5.2	$5.2	$5.2	$5.2	$471.2
Atlantic Power Corporation Notes(2)	November 2018	9.0%	310.9	310.9	—	—		—	—
Atlantic Power Income LP Note	June 2036	6.0%	168.1	—	—	—	—	—	168.1
Convertible Debenture	March 2017	6.3%	53.9	—	—	53.9	—	—	—
Convertible Debenture	June 2017	5.6%	61.6	—	—	61.6	—	—	—
Convertible Debenture	June 2019	5.8%	117.0	—	—	—	—	117.0	—
Convertible Debenture	December 2019	6.0%	72.1	—	—	—	—	72.1	—

Total Corporate Debt			$1,278.2	$313.5	$5.2	$120.7	$5.2	$194.3	$639.3

(1)
In addition to the annual principal payments described herein, the Credit Agreement requires payment of 50% of the excess cash flow of the Partnership and its subsidiaries. On May 5, 2014, we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount ($167.3 million at June 30, 2015) of the $600.0 million ($494.6 million at June 30, 2015) outstanding aggregate borrowings. See Note 8, Accounting for derivative instruments and hedging activities for further details.

(2)
On July 26, 2015, we redeemed our entire outstanding $310.9 million aggregate principal amount of the Notes with the cash proceeds received from the sale of the Wind Projects. The Notes were redeemed at a price equal to 104.50 percent of the principal amount, plus accrued and unpaid interest to the redemption date. We paid $330.4 million in cash to fund the full redemption of the Notes.

Project-Level Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue-generating contracts of the projects. All project-level debt is non-recourse to us and substantially the entire principal is amortized over the life of the projects' PPAs. The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at June 30, 2015. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At August 7, 2015, all of our projects, except for Piedmont, were in compliance with the covenants contained in project-level debt. We do not expect Piedmont to meet its debt service coverage ratio covenant or make distributions before 2017 at the earliest, due to continued operational issues that have resulted in higher forecasted maintenance and fuel expenses than initially expected. See Note 5, Long-term debt—Non-Recourse Debt.

        The range of interest rates presented represents the rates in effect at June 30, 2015. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

	Maturity Date	Range of Interest Rates	Total Remaining Principal Repayments	2015	2016	2017	2018	2019	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	3.4%	$22.5	$3.0	$6.0	$6.2	$6.5	$0.8	$—
Piedmont	August 2018	5.2%	63.4	3.9	3.3	4.7	51.5	—	—
Cadillac	August 2025	6.2%	30.8	1.3	2.5	3.0	3.0	3.1	17.9

Total Consolidated Projects			116.7	8.2	11.8	13.9	61.0	3.9	17.9
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.5% - 5.0%	43.0	0.1	0.1	—	—	5.2	37.6

Total Project-Level Debt			$159.7	$8.3	$11.9	$13.9	$61.0	$9.1	$55.5

(1)
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

        We expect to reinvest approximately $11.0 million in 2015 (of which $5.0 million was reinvested in the six months ended June 30, 2015) in our portfolio in the form of project capital expenditures and incur $46.0 million of maintenance expenses (of which $25.7 million was incurred in the six months ended June 30, 2015). As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk-based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected level in 2015 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

        Scheduled maintenance outages during the three and six months ended June 30, 2015 occurred at such times that did not materially impact the facilities' availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

        See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

        As of June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On August 30, 2013, the three Ontario actions were succeeded by one action with an amended claim being issued on behalf of Jacqeline Coffin and Sandra Lowry. As in the U.S. Action, this claim names the Company, Barry E. Welch and Terrence Ronan as Defendants. The Plaintiffs seek leave to commence an action for statutory misrepresentation under the Ontario Securities Act and assert common law claims for misrepresentation. The Plaintiffs' allegations focus on among other things, claims the Defendants made materially false and misleading statements and omissions in Atlantic Power's press releases, quarterly and year-end filings and conference calls with analysts and investors, regarding the sustainability of Atlantic Power's common share dividend that artificially inflated the price of Atlantic Power's common shares. The Plaintiffs sought to certify the statutory and common law claims under the Class Proceedings Act for security holders who purchased and held securities through a proposed class period of November 5, 2012 to February 28, 2013.

        On October 4, 2013, the Plaintiffs delivered materials supporting their request for leave to commence an action for statutory misrepresentations and for certification of the statutory and common claims as class proceedings. These materials estimate the damages claimed for statutory misrepresentation at $197.4 million.

        On March 26, 2015, the Plaintiffs amended their claim to add Scott Fife as a proposed representative plaintiff. On April 24, 2015, the Plaintiffs amended their claim to remove Ms. Lowry, who claimed to hold Atlantic Power convertible debentures, as a proposed representative plaintiff.

        The Plaintiffs' motions for leave and certification were heard on May 20-21, 2015.

        On July 24, 2015, the Ontario Superiour Court of Justice issued a decision denying the Plaintiffs' motion for leave and certification. The Superior Court granted leave to reconstitute a claim for debenture holders but required that there be a debenture holder as plaintiff, that the claim be amended and that the Plaintiffs pay the Defendants partial indemnity costs of responding to the Plaintiffs' motion.

        Plaintiffs have advised that they intend to proceed with an appeal of the July 24 decision on leave and certification. The Company will oppose that appeal.

        The proposed class action in Quebec is stayed until August 28, 2015.

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

        Other than as described above, there were no material changes to legal proceedings disclosed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014 and "Item 1. Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

ITEM 1A.    RISK FACTORS

        Other than as described below, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"). To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to our business plan and any updated to our business strategy, such risk factors should be read in light of such information.

As a result of the sale of our Wind Projects, our business has become more concentrated, subjecting it to increased risk from each individual portion of the business.

        As a result of the sale of the Wind Projects on June 26, 2015, our operations have become more concentrated in our remaining East U.S., West U.S. and Canada segments, our portfolio of projects has become less diversified geographically and by fuel type, we have fewer renewable energy projects in our portfolio and our customer base is more concentrated. As a result, each of the risks that affected our projects described in our Annual Report on Form 10-K for the year ended December 31, 2014 prior to the sale of the Wind Projects, including, without limitation, our exposure to market prices of electricity and risks associated with equipment failure or frequent and/or larger than forecasted downtimes for equipment maintenance and repair, will now pose a greater risk to our overall business, financial condition and results of operations. Further, new laws or other regulatory developments that favor renewable energy and in particular, wind energy, may have a more significant adverse impact on our business than in the past. In addition, approximately 25% of our PPAs on a MW-weighted basis are scheduled to expire over the next five years, beginning in December 2017, and our weighted average remaining PPA life after the close of the sale of our Wind Project is approximately 8 years, down from 10 years previously. This increases our reliance on each of our existing PPAs and the potential adverse effect that could result from the expiration or termination of any single PPA. In addition, the increased concentration of our business in our remaining East U.S, West U.S. and Canada segments also increases our dependence on our remaining customers. For example, for the three and six months ended June 30, 2015, IESO, San Diego Gas & Electric, BC Hydro and Niagara Mohawk Power

Corporation collectively accounted for nearly 60% of our total consolidated revenues. IESO, San Diego Gas & Electric, BC Hydro and Niagara Mohawk Power Corporation accounted for 26.4%, 12.5%, 10.3% and 10.9%, respectively, of total consolidated revenues for the three months ended June 30, 2015 and 30.2%, 10.6%, 11.0% and 8.6%, respectively, of total consolidated revenues for the six months ended June 30, 2015. If any such customer stops purchasing output from our power generation projects or purchases less power than anticipated, such customer may be difficult to replace, if at all, which may adversely impact our business.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	Amendment to Purchase Agreement, dated 3, 2015
10.2		Agreement dated May 21, 2015, by and among Mangrove Partners and the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2015).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2015	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)