Form 10-Q
period 2015-09-30
ATLANTIC POWER CORP
filed 2015-11-05
CIK 1419242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        The number of shares outstanding of the registrant's Common Stock as of November 2, 2015 was 122,130,947.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76.4	$106.0
Restricted cash	14.5	22.5
Accounts receivable	41.6	46.2
Inventory	17.6	19.3
Prepayments and other current assets	12.8	13.9
Assets held for sale (Note 3)	—	792.1
Refundable income taxes	—	0.2

Total current assets	162.9	1,000.2
Property, plant, and equipment, net of accumulated depreciation of $226.5 million and $195.9 million at September 30, 2015 and December 31, 2014, respectively	875.7	962.9
Equity investments in unconsolidated affiliates (Note 4)	296.5	305.2
Other intangible assets, net of accumulated amortization of $228.3 million and $200.3 million at September 30, 2015 and December 31, 2014, respectively	324.4	377.1
Goodwill	197.2	197.2
Derivative instruments asset (Notes 7 and 8)	—	1.1
Deferred financing costs	44.8	62.8
Other assets	8.7	10.1

Total assets	$1,910.2	$2,916.6

Liabilities
Current liabilities:
Accounts payable	$7.1	$9.4
Income taxes payable	0.6	—
Accrued interest	6.6	5.3
Other accrued liabilities	35.5	30.7
Current portion of long-term debt (Note 5)	16.8	20.0
Current portion of derivative instruments liability (Notes 7 and 8)	35.1	36.1
Liabilities held for sale (Note 3)	—	271.8
Other current liabilities	5.5	6.8

Total current liabilities	107.2	380.1
Long-term debt (Note 5)	738.3	1,145.9
Convertible debentures (Note 6)	291.9	340.6
Derivative instruments liability (Notes 7 and 8)	30.9	47.5
Deferred income taxes (Note 9)	112.8	92.4
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $13.3 million and $11.4 million at September 30, 2015 and December 31, 2014, respectively	28.4	33.4
Other non-current liabilities	56.4	60.2
Commitments and contingencies (Note 15)	—	—

Total liabilities	1,365.9	2,100.1
Equity
Common shares, no par value, unlimited authorized shares; 122,118,147 and 121,323,614 issued and outstanding at September 30, 2015 and December 31, 2014, respectively (Note 12)	1,290.4	1,288.4
Accumulated other comprehensive loss	(121.1)	(68.3)
Retained deficit	(846.3)	(863.9)

Total Atlantic Power Corporation shareholders' equity	323.0	356.2
Preferred shares issued by a subsidiary company (Note 12)	221.3	221.3
Noncontrolling interests held for sale (Notes 3 and 12)	—	239.0

Total equity	544.3	816.5
Total liabilities and equity	$1,910.2	$2,916.6

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Project revenue:
Energy sales	$43.4	$53.0	$144.9	$177.6
Energy capacity revenue	45.9	49.1	117.4	124.0
Other	18.2	19.5	59.5	68.4

	107.5	121.6	321.8	370.0
Project expenses:
Fuel	41.1	49.3	125.3	159.5
Operations and maintenance	24.8	28.9	81.6	85.5
Development	—	1.0	1.1	2.7
Depreciation and amortization	27.8	30.7	83.8	92.1

	93.7	109.9	291.8	339.8
Project other income (expense):
Change in fair value of derivative instruments (Notes 7 and 8)	3.6	1.7	8.7	23.3
Equity in earnings of unconsolidated affiliates (Note 4)	8.9	15.6	28.3	27.8
Interest expense, net	(2.1)	(2.3)	(6.2)	(15.7)
Impairment	—	(91.8)	—	(106.6)
Other income (expense), net (Note 3)	—	—	2.2	—

	10.4	(76.8)	33.0	(71.2)

Project income (loss)	24.2	(65.1)	63.0	(41.0)
Administrative and other expenses (income):
Administration	6.9	9.2	23.0	26.7
Interest, net	41.0	26.7	91.3	120.8
Foreign exchange gain (Note 8)	(21.7)	(19.0)	(49.1)	(20.4)
Other income, net (Note 6)	—	—	(3.1)	—

	26.2	16.9	62.1	127.1

(Loss) income from continuing operations before income taxes	(2.0)	(82.0)	0.9	(168.1)
Income tax expense (benefit) (Note 9)	1.4	1.4	(0.3)	(20.0)

(Loss) income from continuing operations	(3.4)	(83.4)	1.2	(148.1)
Net (loss) income from discontinued operations, net of tax (Note 13)	(0.5)	(7.7)	20.6	(21.8)

Net (loss) income	(3.9)	(91.1)	21.8	(169.9)
Net loss attributable to noncontrolling interests of discontinued operations	—	(5.1)	(11.0)	(11.8)
Net income attributable to preferred shares of a subsidiary company	2.1	2.9	6.7	8.8

Net (loss) income attributable to Atlantic Power Corporation	$(6.0)	$(88.9)	$26.1	$(166.9)

Basic and diluted earnings per share: (Note 11)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.05)	$(0.72)	$(0.05)	$(1.30)
(Loss) income from discontinued operations, net of tax	—	(0.02)	0.26	(0.08)

Net (loss) income attributable to Atlantic Power Corporation	$(0.05)	$(0.74)	$0.21	$(1.38)

Weighted average number of common shares outstanding: (Note 11)
Basic	122.1	120.7	121.8	120.6
Diluted	122.2	120.7	121.9	120.6
Dividends paid per common share:	$0.02	$0.06	$0.07	$0.23

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(3.9)	$(91.1)	$21.8	$(169.9)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on hedging activities	$(0.4)	$0.1	$(0.8)	$(0.6)
Net amount reclassified to earnings	0.2	0.2	0.6	0.6

Net unrealized (loss) gain on derivatives	(0.2)	0.3	(0.2)	—
Foreign currency translation adjustments	(22.1)	(23.1)	(52.6)	(24.5)

Other comprehensive loss, net of tax	(22.3)	(22.8)	(52.8)	(24.5)

Comprehensive loss	(26.2)	(113.9)	(31.0)	(194.4)

Less: Comprehensive income (loss) attributable to noncontrolling interests	2.1	(2.2)	(4.3)	(3.0)

Comprehensive loss attributable to Atlantic Power Corporation	$(28.3)	$(111.7)	$(26.7)	$(191.4)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$21.8	$(169.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	94.1	122.3
Gain on sale of discontinued operations	(47.2)	(2.1)
Gain on sale of development project and other assets	(2.3)	—
Gain on sale of equity investment	—	(8.6)
Gain on purchase and cancellation of convertible debentures	(3.1)	—
Stock-based compensation expense	2.0	1.8
Impairment charges	—	106.6
Equity in earnings from unconsolidated affiliates	(28.3)	(18.8)
Distributions from unconsolidated affiliates	40.0	52.8
Unrealized foreign exchange gain	(49.3)	(21.0)
Change in fair value of derivative instruments	(8.0)	(12.3)
Change in deferred income taxes	23.6	(11.1)
Change in other operating balances
Accounts receivable	4.3	(0.3)
Inventory	1.7	(4.3)
Prepayments, refundable income taxes and other assets	20.2	18.2
Accounts payable	(6.0)	(4.8)
Accruals and other liabilities	4.2	(2.6)

Cash provided by operating activities	67.7	45.9
Cash flows provided by investing activities:
Change in restricted cash	8.0	78.2
Proceeds from sale of assets, net of cash sold	326.3	0.9
Contribution to unconsolidated affiliate	(0.5)	8.6
Capitalized development costs	(0.8)	—
Purchase of property, plant and equipment	(9.4)	(11.3)

Cash provided by investing activities	323.6	76.4
Cash flows used in financing activities:
Proceeds from senior secured term loan facility	—	600.0
Repayment of corporate and project-level debt	(387.1)	(621.9)
Repayment of convertible debentures	(18.7)	—
Deferred financing costs	—	(39.0)
Dividends paid to common shareholders	(8.5)	(32.0)
Dividends paid to noncontrolling interests	(10.5)	(20.4)

Cash used in financing activities	(424.8)	(113.3)
Net (decrease) increase in cash and cash equivalents	(33.5)	9.0
Cash and cash equivalents at beginning of period at discontinued operations	3.9	—
Cash and cash equivalents at beginning of period	106.0	158.6

Cash and cash equivalents at end of period	$76.4	$167.6

Supplemental cash flow information
Interest paid	$75.5	$124.4
Income taxes paid, net	$4.1	$1.0
Accruals for construction in progress	$1.2	$8.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business

General

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of September 30, 2015, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,141 megawatts ("MW") in which our aggregate ownership interest is approximately 1,504 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority-owned subsidiaries. These totals exclude an aggregate of 521 MWs from our previous 100% ownership interest in Meadow Creek Project Company, LLC ("Meadow Creek"), 99% ownership in Canadian Hills Wind, LLC ("Canadian Hills"), 50% ownership interest in Rockland Wind Farm, LLC ("Rockland"), 27.6% ownership interest in Idaho Wind Partners 1, LLC ("Idaho Wind") and 12.5% ownership interest in Goshen Phase II, LLC ("Goshen") (collectively, the "Wind Projects"), which we sold on June 26, 2015, and which are designated as discontinued operations for the three and nine months ended September 30, 2015 and 2014.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business (Continued)

        In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of September 30, 2015, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

Use of estimates

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the fair values of acquired assets, the useful lives and recoverability of property, plant and equipment, valuation of goodwill, intangible assets and liabilities related to PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations and equity-based compensation. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2014. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

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

  Issued

        In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be required to make more estimates and use more judgment under the new standard. The new requirements will be effective for us beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. Management is currently evaluating the potential impact of this new guidance on our consolidated financial statements and which implementation approach to select.

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

        In April 2015, the FASB issued changes to the presentation of debt issuance costs. Currently, such costs are required to be presented as a noncurrent asset in an entity's balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity's balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. These changes become effective for us on January 1, 2016. Management has determined that the adoption of these changes will result in a decrease of approximately $44.8 million based on the outstanding amount at September 30, 2015 to both deferred financing costs located in noncurrent assets and long-term debt on the accompanying consolidated balance sheets.

        In July 2015, the FASB issued changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes become effective for us on January 1, 2017. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

        In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new requirements will be effective for us beginning January 1, 2016, and are required to be implemented on a prospective basis. Early adoption is permitted. We will apply this new guidance to any future business combinations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

2. Changes in accumulated other comprehensive loss by component

        The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Foreign currency translation
Balance at beginning of period	$(96.9)	$(23.6)	$(66.3)	$(22.2)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(22.1)	(23.1)	(52.6)	(24.5)

Balance at end of period	$(119.0)	$(46.7)	$(118.9)	$(46.7)

Pension
Balance at beginning of period	$(2.0)	$(0.4)	$(2.1)	$(0.4)
Other comprehensive loss:
Amortization of net actuarial gain	—	—	—	—

Balance at end of period	$(2.0)	$(0.4)	$(2.1)	$(0.4)

Cash flow hedges
Balance at beginning of period	$0.1	$(0.1)	$0.1	$0.2
Other comprehensive (loss) income:
Net change from periodic revaluations	(0.7)	0.2	(1.3)	(1.0)
Tax expense (benefit)	0.3	(0.1)	0.5	0.4

Total Other comprehensive income (loss) before reclassifications, net of tax	(0.4)	0.1	(0.8)	(0.6)
Net amount reclassified to earnings (loss):
Interest rate swaps(2)	0.3	0.3	1.0	1.0
Tax expense	(0.1)	(0.1)	(0.4)	(0.4)

Total amount reclassified from Accumulated other comprehensive loss, net of tax	0.2	0.2	0.6	0.6
Total Other comprehensive income	(0.2)	0.3	(0.2)	—

Balance at end of period	$(0.1)	$0.2	$(0.1)	$0.2

(1)
In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)
This amount was included in Interest expense, net on the accompanying consolidated statements of operations.

3. Discontinued operations and other divestitures

  Wind Projects

        On March 31, 2015, Atlantic Power Transmission, Inc. ("APT"), our wholly-owned, direct subsidiary, entered into a definitive agreement (the "Purchase Agreement") with TerraForm AP Acquisition Holdings, LLC ("TerraForm"), an affiliate of SunEdison, Inc. (an affiliate of TerraForm Power, Inc.), to sell our Wind Projects. On June 26, 2015, the sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations and other divestitures (Continued)

recorded a $47.2 million gain on sale, which is included as a component of income from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2015.

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

        The Wind Projects were designated as assets held for sale and discontinued operations on March 31, 2015, the date we established a firm commitment to a plan to sell the wind assets. Our determination to designate the Wind Projects as discontinued operations was based on the impact the sale will have on our operations and financial results and because the Wind Projects made up the entirety of our Wind reportable Segment. We stopped depreciating the property, plant and equipment of the Wind Projects on the designation date.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations and other divestitures (Continued)

        The following table summarizes the revenue and income (loss) from operations of the Wind Projects and Greeley for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$—	$16.7	$34.8	$56.8

Project expenses:
Operations and maintenance	—	5.1	10.8	15.7
Depreciation and amortization	—	10.1	10.3	30.2

	—	15.2	21.1	45.9
Project other income (expense):
Change in fair value of derivatives		(1.3)	(0.7)	(11.0)
Equity in earnings of unconsolidated affiliates	—	(0.2)	(37.8)	(0.5)
Interest expense, net	—	(3.5)	(6.7)	(10.7)
Gain (loss) on sale of asset	(0.2)	—	84.7	2.1

	(0.2)	(5.0)	39.5	(20.1)

(Loss) income from operations of discontinued businesses	(0.2)	(3.5)	53.2	(9.2)
Income tax expense	0.3	4.2	32.6	12.6

(Loss) income from operations of discontinued businesses, net of tax	(0.5)	(7.7)	20.6	(21.8)
Net loss attributable to noncontrolling interests of discontinued businesses	—	(5.1)	(11.0)	(11.8)

(Loss) income from operations of discontinued businesses, net of noncontrolling interests	$(0.5)	$(2.6)	$31.6	$(10.0)

        Basic and diluted earnings (loss) per share related to income (loss) from discontinued operations for the Wind Projects and Greeley was $0.00 and $(0.02) for the three months ended September 30, 2015 and 2014, respectively and $0.26 and $(0.08) for the nine months ended September 30, 2015 and 2014, respectively.

        The following table summarizes the operating and investing cash flows of the Wind Projects for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Cash provided by operating activities	$21.9	$36.9
Cash (used in) provided by investing activities	(12.8)	6.9

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations and other divestitures (Continued)

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

  Frontier

        On April 22, 2015, our indirect wholly-owned subsidiary, Ridgeline Energy LLC ("Ridgeline"), closed a transaction with CRE-Frontier Solar California LLC ("CRE"), a subsidiary of Centaurus Renewable Energy LLC, whereby CRE agreed to purchase 100% of Ridgeline's equity interests in Frontier Solar, LLC ("Frontier"), which is developing an approximately 20 MW solar electric generating facility in California, for net cash proceeds of $4.3 million. If Frontier achieves commercial operations and meets certain operating performance metrics, we could receive additional cash proceeds. We recorded a $2.3 million gain on sale related to the transaction in other income in the consolidated statements of operations for the nine months ended September 30, 2015. Frontier is not accounted for as a component of discontinued operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

3. Discontinued operations and other divestitures (Continued)

  Delta-Person

        In December 2012, we and the other owners of Delta-Person, entered into a purchase and sale agreement with BHB Power, LLC and Public Service Company of New Mexico to sell the project for approximately $37.2 million including working capital adjustments. The sale of Delta-Person closed in July 2014, resulting in a gain on sale of approximately $8.6 million that was recorded as a component of equity in earnings of unconsolidated affiliates in the consolidated statement of operations for the three and nine months ended September 30, 2014. We received net cash proceeds in July 2014 for our ownership interest of approximately $7.2 million in the aggregate. We received an additional $1.4 million of cash proceeds that were held in escrow in October 2015. Delta-Person is not accounted for as a component of discontinued operations.

4. Equity method investments in unconsolidated affiliates

        The following summarizes the operating results for the three and nine months ended September 30, 2015 and 2014, respectively, for earnings in our equity method investments:

	Three months ended September 30,		Nine months ended September 30,
Operating results	2015	2014	2015	2014
Revenue
Chambers	$11.0	$12.0	$37.3	$42.6
Orlando	13.9	13.4	40.9	$37.5
Other(1)	9.1	16.1	26.7	57.7

	34.0	41.5	104.9	137.8
Project expenses
Chambers	9.2	9.9	30.2	35.0
Orlando	7.3	8.1	20.6	24.3
Other(1)	8.1	16.1	24.4	56.5

	24.6	34.1	75.2	115.8
Project other expense
Chambers	(0.5)	(0.4)	(1.4)	(2.6)
Orlando	—	—	—	—
Other(1)	—	8.6	—	8.4

	(0.5)	8.2	(1.4)	5.8
Project income
Chambers	$1.3	$1.7	$5.7	$5.0
Orlando	6.6	5.3	20.3	13.2
Other(1)(2)	1.0	8.6	2.3	9.6

	8.9	15.6	28.3	27.8

(1)
Includes equity method investments that individually do not exceed 10% of consolidated total assets or income (loss) before income taxes.

(2)
Includes an $8.6 million gain on the sale of Delta-Person in the third quarter of 2014.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt

        Long-term debt consists of the following:

	September 30, 2015	December 31, 2014	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$484.9	$541.5	LIBOR(1) plus 3.8%
Senior unsecured notes, due 2018	—	319.9	9.0%
Senior unsecured notes, due June 2036 (Cdn$210.0)	157.6	181.0	6.0%
Non-Recourse Debt:(2)
Epsilon Power Partners term facility, due 2019	21.0	25.5	LIBOR plus 3.1%
Cadillac term loan, due 2025	30.1	33.4	6.2%
Piedmont term loan, due 2018	61.2	64.0	5.2%
Other long-term debt	0.3	0.6	5.5% – 6.7%
Less: current maturities	(16.8)	(20.0)

Total long-term debt	$738.3	$1,145.9

        Current maturities consist of the following:

	September 30, 2015	December 31, 2014	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2021	$4.9	$5.4	LIBOR(1) plus 3.8%
Epsilon Power Partners term facility, due 2019	6.0	6.1	LIBOR plus 3.1%
Cadillac term loan, due 2025	2.5	3.9	6.2%
Piedmont term loan, due 2018	3.2	4.5	5.2%
Other short-term debt	0.2	0.1	5.5 – 6.7%

Total current maturities	$16.8	$20.0

(1)
LIBOR cannot be less than 1.00%. On May 5, 2014, we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $157.7 million amount of the $484.9 million outstanding aggregate borrowings under our senior secured term loan facility. See Note 8, Accounting for derivative instruments and hedging activities for further details.

(2)
The table does not include non-recourse debt at the Wind Projects, which have been sold and are classified as discontinued operations at December 31, 2014.

  Notes of Atlantic Power Corporation

        On July 26, 2015, we redeemed all of our outstanding $310.9 million aggregate principal amount of 9.0% Senior Unsecured Notes due November 2018 (the "Notes") with the cash proceeds received from the sale of the Wind Projects. The Notes were redeemed at a price equal to 104.5 percent of the principal amount of the 9.0% notes, plus accrued and unpaid interest to the redemption date. We paid $330.4 million to fund the full redemption of the Notes, which includes $14.0 million in make-whole premiums and $5.5 million in accrued interest. The make-whole premiums, accrued interest and the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt (Continued)

$9.0 million of deferred financing costs related to the Notes are included in interest expense for the three and nine months ended September 30, 2015.

  Non-Recourse Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash to Atlantic Power. At September 30, 2015, all of our projects with the exception of Piedmont and Selkirk were in compliance with the covenants contained in project-level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants before 2017 at the earliest, due to continued operational issues that have resulted in higher forecasted maintenance and fuel expenses than initially expected. We expect Selkirk to meet its debt service coverage ratio in the next twelve months.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

6. Convertible debentures

        The following table provides details related to outstanding convertible debentures:

	6.25% Debentures due March 2017	5.6% Debentures due June 2017	5.75% Debentures due June 2019	6.00% Debentures due December 2019	Total
Balance at December 31, 2014	$58.0	$68.6	$128.4	$85.6	$340.6
Repayment of convertible debentures	—	(0.1)	(3.6)	(2.0)	(5.7)
Foreign exchange gain	(4.9)	(5.8)	—	(7.2)	(17.9)
Gain on repurchase of convertible debentures	—	—	(0.8)	(0.5)	(1.3)

Balance at March 31, 2015	$53.1	$62.7	$124.0	$75.9	$315.7

Repayment of convertible debentures	$—	$(2.0)	$(6.0)	$(4.5)	$(12.5)
Foreign exchange gain	0.8	1.1	—	1.2	3.1
Gain on repurchase of convertible debentures	—	(0.1)	(1.0)	(0.6)	(1.7)

Balance at June 30, 2015	$53.9	$61.7	$117.0	$72.0	$304.6

Repayment of convertible debentures	$—	$(0.7)	$—	$—	$(0.7)
Foreign exchange gain	(3.5)	(3.9)	—	(4.6)	(12.0)
Gain on repurchase of convertible debentures	—	—	—	—	—

Balance at September 30, 2015	$50.4	$57.1	$117.0	$67.4	$291.9

        During the fourth quarter of 2014, we announced a Normal Course Issuer Bid ("NCIB") for our convertible debentures. Under the NCIB, we entered into a pre-defined automatic securities purchase plan with our broker in order to facilitate purchases of our convertible debentures. The NCIB commenced on November 11, 2014 and will expire on November 10, 2015 or such earlier date as we complete our purchases pursuant to the NCIB. The actual amount of convertible debentures that may be purchased under the NCIB cannot exceed approximately $31.0 million and is further limited based on the outstanding principal of the individual outstanding tranches. Since inception of the NCIB in the fourth quarter of 2014 and through September 30, 2015, we have repurchased and cancelled $24.6 million aggregate principal amount of convertible debentures. We have recorded a gain of $3.0 million in the consolidated statement of operations for the nine months ended September 30, 2015 representing the difference between the aggregate principal amount cancelled and the cash paid adjusted for the impact of foreign exchange rates.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Fair value of financial instruments

        The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2015 and December 31, 2014. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76.4	$—	$—	$76.4
Restricted cash	14.5	—	—	14.5
Derivative instruments asset	—	—	—	—

Total	$90.9	$—	$—	$90.9

Liabilities:
Derivative instruments liability	$—	$66.0	$—	$66.0

Total	$—	$66.0	$—	$66.0

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$106.0	$—	$—	$106.0
Restricted cash	22.5	—	—	22.5
Derivative instruments asset	—	1.1	—	1.1

Total	$128.5	$1.1	$—	$129.6

Liabilities:
Derivative instruments liability	$—	$83.6	$—	$83.6

Total	$—	$83.6	$—	$83.6

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

        We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2015, the credit valuation adjustments resulted in a $4.4 million net increase in fair value, which consists of a $0.4 million pre-tax gain in other comprehensive income and a $4.0 million gain in change in fair value of derivative instruments. As of December 31, 2014, the credit valuation adjustments

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

7. Fair value of financial instruments (Continued)

resulted in an $8.3 million net increase in fair value, which consists of a $0.7 million pre-tax gain in other comprehensive income and a $7.6 million gain in change in fair value of derivative instruments.

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

  Gas purchase agreements

        Gas purchase agreements to purchase gas forward at our North Bay, Kapuskasing and Nipigon projects do not qualify for the normal purchase normal sales ("NPNS") exemption and are accounted for as derivative financial instruments. The gas purchase agreements at North Bay and Kapuskasing satisfy all of the forecasted fuel requirements for these projects through their expiration in the fourth quarter of 2016. The gas purchase agreement for Nipigon satisfies the majority of forecasted fuel requirements through December 31, 2022. These derivative financial instruments are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

        In June 2014, Atlantic Power Limited Partnership (the "Partnership") entered into contracts for the purchase of 2.9 million Gigajoules ("Gj") of future natural gas purchases beginning on November 1, 2014 and expiring on December 31, 2017 for our projects in Ontario. These contracts effectively fix the price of approximately 100% of our expected uncontracted gas requirements for 2015 and 35% and 30% of our expected uncontracted gas requirements for 2016 and 2017, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

        We have entered into various natural gas swaps to effectively fix the price of 6.3 million MMbtu of future natural gas purchases at Orlando, which is approximately 100% of our share of the expected on-peak natural gas purchases at the project through 2016 or approximately 96% and 64% of our share of the expected base load natural gas purchases for the remainder of 2015 and 2016, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2015. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations. On February 20, 2014, we paid $4.0 million to terminate certain of the natural gas contracts for our Orlando project in connection with the termination of our prior revolving credit facility. We recorded fuel expense related to the settlement of these contracts in the consolidated statement of operations for the nine months ended September 30, 2014.

  Interest rate swaps

        On May 5, 2014, the Partnership entered into interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($157.7 million at September 30, 2015) of the $600 million aggregate principal amount of borrowings ($484.9 million of borrowings at September 30, 2015) under the Term Loan Facility. Borrowings under the $600 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.75% all-in rate on the Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $199.0 million of the Term Loan Facility cannot be less than 4.91% if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. If the Adjusted Eurodollar Rate is below 1.00%, we will pay interest at a rate equivalent to the minimum 4.75% all-in rate plus any difference between the actual Adjusted Eurodollar Rate and 1.16%. The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations.

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

  Foreign currency forward contracts

        From time to time, we use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars. On February 20, 2014, we paid $0.4 million to terminate all of our remaining foreign currency forward contracts in connection with the termination of our prior revolving credit facility and recorded their settlement in foreign exchange gain in the consolidated statement of operations for the nine months ended September 30, 2014.

  Volume of forecasted transactions

        We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at September 30, 2015 and December 31, 2014:

	Notional Units	September 30, 2015	December 31, 2014
Natural gas swaps	Natural Gas (Mmbtu)	3.6	6.3
Gas purchase agreements	Natural Gas (Gj)	27.2	33.9
Interest rate swaps	Aggregate Principal (US$)	256.2	277.4

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Fair value of derivative instruments

        We have elected to disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2015
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.1
Interest rate swaps long-term	—	3.1

Total derivative instruments designated as cash flow hedges	—	4.2

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.4
Interest rate swaps long-term		9.0
Natural gas swaps current	—	4.4
Natural gas swaps long-term	—	1.1
Gas purchase agreements current	—	27.2
Gas purchase agreements long-term	—	17.7

Total derivative instruments not designated as cash flow hedges	—	61.8

Total derivative instruments	$—	$66.0

	December 31, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.1
Interest rate swaps long-term	—	2.9

Total derivative instruments designated as cash flow hedges	—	4.0

Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.0
Interest rate swaps long-term	1.1	6.9
Natural gas swaps current	—	4.4
Natural gas swaps long-term	—	2.2
Gas purchase agreements current	—	28.6
Gas purchase agreements long-term	—	35.5

Total derivative instruments not designated as cash flow hedges	1.1	79.6

Total derivative instruments	$1.1	$83.6

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

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Accumulated other comprehensive income

        The following table summarizes the changes in the accumulated other comprehensive income (loss) ("OCI") balance attributable to derivative financial instruments designated as a hedge, net of tax:

For the three months ended September 30, 2015	Interest Rate Swaps
Accumulated OCI balance at June 30, 2015	$0.1
Change in fair value of cash flow hedges	(0.4)
Realized from OCI during the period	0.2

Accumulated OCI balance at September 30, 2015	$(0.1)

For the three months ended September 30, 2014	Interest Rate Swaps
Accumulated OCI balance at June 30, 2014	$(0.1)
Change in fair value of cash flow hedges	0.1
Realized from OCI during the period	0.2

Accumulated OCI balance at September 30, 2014	$0.2

For the nine months ended September 30, 2015	Interest Rate Swaps
Accumulated OCI balance at January 1, 2015	$0.1
Change in fair value of cash flow hedges	(0.8)
Realized from OCI during the period	0.6

Accumulated OCI balance at September 30, 2015	$(0.1)

For the nine months ended September 30, 2014	Interest Rate Swaps
Accumulated OCI balance at January 1, 2014	$0.2
Change in fair value of cash flow hedges	(0.6)
Realized from OCI during the period	0.6

Accumulated OCI balance at September 30, 2014	$0.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

8. Accounting for derivative instruments and hedging activities (Continued)

  Impact of derivative instruments on the consolidated statements of operations

        The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

		Three months ended September 30,		Nine months ended September 30,
	Classification of (gain) loss recognized in income
		2015	2014	2015	2014
Natural gas swaps	Fuel	$1.5	$0.3	$4.3	$4.0
Gas purchase agreements	Fuel	11.8	13.3	36.1	42.6
Interest rate swaps	Interest, net	0.5	(0.2)	1.7	4.4
Foreign currency forwards	Foreign exchange loss	—	0.6	—	0.5

        The following table summarizes the unrealized loss (gain) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

		Three months ended September 30,		Nine months ended September 30,
	Classification of (gain) loss recognized in income
		2015	2014	2015	2014
Natural gas swaps	Change in fair value of derivatives	$0.1	$1.5	$(0.7)	$(2.0)
Gas purchase agreements	Change in fair value of derivatives	(6.1)	(2.1)	(11.6)	(20.7)
Interest rate swaps	Change in fair value of derivatives	2.4	(1.1)	3.6	(0.6)

Total change in fair value of derivative instruments		$(3.6)	$(1.7)	$(8.7)	$(23.3)

Foreign currency forwards	Foreign exchange loss	$—	$1.4	$—	$1.1

9. Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Current income tax (benefit) expense	$(1.6)	$1.1	$5.7	$3.7
Deferred tax expense (benefit)	3.0	0.3	(6.0)	(23.7)

Total income tax expense (benefit), net	$1.4	$1.4	$(0.3)	$(20.0)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

9. Income taxes (Continued)

For the three months ended September 30, 2015 and 2014

        Income tax expense for the three months ended September 30, 2015 was $1.4 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $0.5 million. The primary items impacting the tax rate for the three months ended September 30, 2015 were $4.0 million relating to a change in valuation allowance, and $2.8 million related to a capital gain on repatriation of wind sale proceeds. These items were partially offset by $2.6 million of dividend withholding and other taxes, $2.2 million related to foreign exchange and $0.1 million of other permanent differences.

        Income tax expense for the three months ended September 30, 2014 was $1.4 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $21.4 million. The primary items impacting the tax rate for the three months ended September 30, 2014 were $33.7 million relating to goodwill impairment, $5.1 million relating to a change in the valuation allowance and $0.6 million of other permanent differences. These items were partially offset by $8.3 million relating to operating in higher tax rate jurisdictions, $4.8 million of intra-period allocations from the wind projects, $3.5 million relating to foreign exchange and $2.6 million of minority interest adjustments.

For the nine months ended September 30, 2015 and 2014

        Income tax benefit for the nine months ended September 30, 2015 was $0.3 million. The expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.3 million. The primary items impacting the tax rate for the nine months ended September 30, 2015 were $6.3 million relating to foreign exchange, $4.0 million relating to operating in higher tax rate jurisdictions, $3.6 million related to tax credits and $0.6 million of other permanent differences. These items were partially offset by $10.1 million relating to a change in the valuation allowance, $2.8 million related to a capital gain on repatriation of wind sale proceeds and $1.0 million relating to dividend withholding and other taxes.

        Income tax benefit for the nine months ended September 30, 2014 was $20.0 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $43.2 million. The primary items impacting the tax rate for the nine months ended September 30, 2014 were $34.4 million relating to a change in the valuation allowance, $33.7 million relating to goodwill impairment, and $0.2 million of other permanent differences. These items were partially offset by $17.9 million relating to operating in higher tax rate jurisdictions, $11.9 million of intraperiod allocations from the wind projects, $10.6 million of capital losses recognized on tax restructuring and $4.7 million relating to foreign exchange.

Valuation allowance

        As of September 30, 2015, we have recorded a valuation allowance of $178.7 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

9. Income taxes (Continued)

tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

10. Equity compensation plans

  Long-term incentive plan ("LTIP")

        The following table summarizes the changes in outstanding LTIP notional units during the nine months ended September 30, 2015:

	Units	Grant Date Weighted-Average Price per Unit
Outstanding at December 31, 2014	1,443,254	$3.28
Granted	1,007,726	2.75
Reinvested	43,440	2.86
Forfeited	(131,934)	3.70
Vested	(1,022,181)	3.23

Outstanding at September 30, 2015	1,340,305	$2.88

        Certain awards have a market condition based on our total shareholder return during the performance period as compared to a group of peer companies and, in some cases, Project Adjusted EBITDA per common share compared to budget. Compensation expense for notional units granted is recorded net of estimated forfeitures. See Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for further details. Cash payments made for vested notional units for the nine months ended September 30, 2015 and 2014 were $1.0 million and $0.2 million, respectively. Compensation expense for LTIP was $1.0 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $1.8 million for the three and nine months ended September 30, 2014, respectively.

  Transition Equity Participation Agreement

        We also have 542,606 transition notional shares outstanding at September 30, 2015 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 ($2.58) by at least 50%.

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

        Because we reported a loss for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

        The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(5.5)	$(86.3)	$(5.5)	$(156.9)
(Loss) income from discontinued operations, net of tax	(0.5)	(2.6)	31.6	(10.0)

Net income (loss) attributable to Atlantic Power Corporation	$(6.0)	$(88.9)	$26.1	$(166.9)
Denominator:
Weighted average basic shares outstanding	122.1	120.7	121.8	120.6
Dilutive potential shares:
Convertible debentures	22.4	27.7	22.8	27.7
LTIP notional units	0.1	0.6	0.1	0.2

Potentially dilutive shares	144.6	149.0	144.7	148.5

Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.05)	$(0.72)	$(0.05)	$(1.30)
Diluted (loss) income per share from discontinued operations	—	(0.02)	0.26	(0.08)

Diluted (loss) income per share attributable to Atlantic Power Corporation	$(0.05)	$(0.74)	$0.21	$(1.38)

        Potentially dilutive shares from convertible debentures of 22.4 million and 22.8 million have been excluded from fully diluted shares in the three and nine months ended September 30, 2015, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from convertible debentures of 27.7 million and 27.7 million have been excluded from fully diluted shares in the three and nine months ended September 30, 2014, respectively, because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

12. Equity

        The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$356.2	$221.3	$239.0	$816.5
Net income (loss)	26.1	6.7	(11.0)	21.8
Realized an unrealized loss on hedging activities, net of tax	(0.2)	—	—	(0.2)
Foreign currency translation adjustment	(52.6)	—	—	(52.6)
Stock-based compensation	2.0	—	—	2.0
Dividends paid to noncontrolling interests	—	—	(3.7)	(3.7)
Dividends declared on common shares	(8.5)	—	—	(8.5)
Dividends declared on preferred shares of a subsidiary company	—	(6.7)	—	(6.7)
Derecognition of noncontrolling interests upon sale of subsidiaries	—	—	(224.3)	(224.3)

Balance at September 30	$323.0	$221.3	$—	$544.3

	Nine months ended September 30, 2014
	Total Atlantic Power Corporation Shareholders' Equity	Preferred shares issued by a subsidiary company	Noncontrolling Interests	Total Equity
Balance at January 1	$608.3	$221.3	$266.4	$1,096.0
Net income (loss)	(166.9)	8.8	(11.8)	(169.9)
Realized and unrealized gain on hedging activities, net of tax	0.1	—	—	0.1
Foreign currency translation adjustment	(24.5)	—	—	(24.5)
Stock-based compensation	0.8	—	—	0.8
Dividends paid to noncontrolling interest	—	—	(8.8)	(8.8)
Dividends declared on common shares	(28.1)	—	—	(28.1)
Dividends declared on preferred shares of a subsidiary company	—	(8.8)	—	(8.8)

Balance at September 30	$389.7	$221.3	$245.8	$856.8

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information

        We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as the result of recent significant asset sales and in order to align with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. The Wind Projects, which made up the entirety of the former Wind segment, were sold in June 2015 and are designated as discontinued operations for the three and nine months ended September 30, 2014 and 2015. Our financial results for the three and nine months ended September 30, 2014 have been revised to reflect these changes in operating segments. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented as proportionately consolidated based on our ownership percentage in the reconciliation of Project Adjusted EBITDA to project income (loss).

        A reconciliation of Project Adjusted EBITDA to project income (loss) for the three and nine months ended September 30, 2014 and 2015 reflecting our revised reportable business segments is included in the table below:

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Three months ended September 30, 2015
Project revenues	$38.4	$34.5	$34.4	$0.2	$107.5
Segment assets	849.7	368.2	569.5	122.8	1,910.2
Project Adjusted EBITDA	$27.4	$21.4	$7.6	$(0.4)	$56.0
Change in fair value of derivative instruments	1.9	—	(6.1)	0.6	(3.6)
Depreciation and amortization	10.7	9.9	11.7	0.5	32.8
Interest, net	2.4	—	0.1	—	2.5
Other project expense (income)	—		—	0.1	0.1

Project income (loss)	12.4	11.5	1.9	(1.6)	24.2
Administration	—	—	—	6.9	6.9
Interest, net	—	—	—	41.0	41.0
Foreign exchange gain	—	—	—	(21.7)	(21.7)

Income (loss) from continuing operations before income taxes	12.4	11.5	1.9	(27.8)	(2.0)
Income tax expense	—	—	—	1.4	1.4

Net income (loss) from continuing operations	$12.4	$11.5	$1.9	$(29.2)	$(3.4)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Three months ended September 30, 2014
Project revenues	$39.5	$39.0	$42.9	$0.2	$121.6
Segment assets	963.9	418.2	714.9	81.1	2,178.1
Project Adjusted EBITDA	$27.3	$21.3	$12.3	$(2.8)	$58.1
Change in fair value of derivative instruments	1.1	—	(2.1)	(0.8)	(1.8)
Depreciation and amortization	13.8	9.8	15.1	0.2	38.9
Interest, net	2.7	—	—	0.3	3.0
Other project expense (income)	17.9	41.4	23.8	—	83.1

Project loss	(8.2)	(29.9)	(24.5)	(2.5)	(65.1)
Administration	—	—	—	9.2	9.2
Interest, net	—	—	—	26.7	26.7
Foreign exchange gain	—	—	—	(19.0)	(19.0)

Loss from continuing operations before income taxes	(8.2)	(29.9)	(24.5)	(19.4)	(82.0)
Income tax expense	—	—	—	1.4	1.4

Net loss from continuing operations	$(8.2)	$(29.9)	$(24.5)	$(20.8)	$(83.4)

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Nine months ended September 30, 2015
Project revenues	$114.8	$83.9	$122.6	$0.5	$321.8
Segment assets	849.7	368.2	569.5	122.8	1,910.2
Project Adjusted EBITDA	$81.0	$37.1	$43.0	$(2.6)	$158.5
Change in fair value of derivative instruments	1.6	—	(11.6)	1.3	(8.7)
Depreciation and amortization	31.8	29.7	36.5	0.9	98.9
Interest, net	7.6	—	0.1	—	7.7
Other project expense (income)	—	0.1	0.1	(2.6)	(2.4)

Project income (loss)	40.0	7.3	17.9	(2.2)	63.0
Administration	—	—	—	23.0	23.0
Interest, net	—	—	—	91.3	91.3
Foreign exchange gain	—	—	—	(49.1)	(49.1)
Other income, net	—	—	—	(3.1)	(3.1)

Income (loss) from continuing operations before income taxes	40.0	7.3	17.9	(64.3)	0.9
Income tax benefit	—	—	—	(0.3)	(0.3)

Net income (loss) from continuing operations	$40.0	$7.3	$17.9	$(64.0)	$1.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated
Nine months ended September 30, 2014
Project revenues	$130.1	$99.1	$140.2	$0.6	$370.0
Segment assets	963.9	418.2	714.9	81.1	2,178.1
Project Adjusted EBITDA	$82.4	$44.8	$51.6	$(6.2)	$172.6
Change in fair value of derivative instruments	(2.8)	—	(20.7)	0.4	(23.1)
Depreciation and amortization	44.3	30.3	45.5	0.5	120.6
Interest, net	18.1	—	—	—	18.1
Other project expense (income)	18.0	41.6	38.6	(0.2)	98.0

Project income (loss)	4.8	(27.1)	(11.8)	(6.9)	(41.0)
Administration	—	—	—	26.7	26.7
Interest, net	—	—	—	120.8	120.8
Foreign exchange gain	—	—	—	(20.4)	(20.4)

Income (loss) from continuing operations before income taxes	4.8	(27.1)	(11.8)	(134.0)	(168.1)
Income tax benefit	—	—	—	(20.0)	(20.0)

Net income (loss) from continuing operations	$4.8	$(27.1)	$(11.8)	$(114.0)	$(148.1)

        The table below provides information, by country, about our consolidated operations for each of the three and nine months ended September 30, 2015 and 2014 and Property, Plant & Equipment as of September 30, 2015 and December 31, 2014, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

					Property, Plant and Equipment, net of accumulated depreciation
	Project Revenue Three months ended September 30,		Project Revenue Nine months ended September 30,
					September 30, 2015	December 31, 2014
	2015	2014	2015	2014
United States	$73.1	$78.7	$199.2	$229.8	$537.2	$553.5
Canada	34.4	42.9	122.6	140.2	338.5	409.4

Total	$107.5	$121.6	$321.8	$370.0	$875.7	$962.9

        We will perform our annual goodwill impairment analysis as of November 30, 2015. We performed an event-driven goodwill impairment analysis in the third quarter of 2014 and recorded a $91.8 million impairment. We also performed our annual goodwill impairment analysis as of November 30, 2014 and recorded no additional impairment. All cash flow forecasts in our models utilized for our impairment tests include estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. Changes to these assumptions and inputs, especially those impacted by the current and forward prices of oil and natural gas, could negatively impact future cash flow forecasts for our 2015 analysis and result in further goodwill impairment.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions U.S. dollars, except per-share amounts)

(Unaudited)

13. Segment and geographic information (Continued)

        Independent Electricity System Operator ("IESO"), San Diego Gas & Electric, Georgia Power and BC Hydro provided 22.9%, 16.7%, 10.2% and 9.1%, respectively, of total consolidated revenues for the three months ended September 30, 2015. For the nine months ended September 30, 2015, IESO, San Diego Gas & Electric, BC Hydro and Georgia Power provided 27.7%, 12.6%, 10.4% and 7.7% of total consolidated revenue. IESO, San Diego Gas & Electric and BC Hydro provided 21.3%, 18.7% and 9.8%, respectively, of total consolidated revenues for the three months ended September 30, 2014 and 23.8%, 16.2% and 9.0%, respectively, of total consolidated revenues for the nine months ended September 30, 2014. IESO purchases electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the Canada segment, San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment and Georgia Power purchases electricity from the Piedmont project in the East U.S. segment.

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

        On April 16, 2015, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit (the "First Circuit"). On August 19, 2015, Lead Plaintiff filed with the First Circuit its brief appealing the dismissal of its securities fraud claims.

        On September 4, 2015, while appellate proceedings were still on-going, Lead Plaintiff filed with the District Court a Rule 60(b)(2) motion to vacate the judgment based on evidence cited in the Ontario Superior Court's decision dismissing the Canadian action (for more information on that litigation, see below under "Canadian Actions"). On September 17, 2015, Atlantic Power opposed Lead Plaintiff's motion.

        On September 18, 2015, Lead Plaintiff requested a stay of the appellate proceedings in the First Circuit pending resolution of the District Court's decision on its Rule 60(b)(2) motion. On September 21, 2015, Atlantic Power opposed Lead Plaintiff's request for a stay and tendered to the First Circuit its opposition brief to Lead Plaintiff's appeal. On October 5, 2015, the First Circuit granted Lead Plaintiff's request for a stay in the appellate proceeding pending the District Court's decision on the Rule 60(b)(2) motion.

        On October 21, 2015, the District Court entered an order denying Lead Plaintiff's Rule 60(b)(2) motion to vacate the judgment. Thereafter, Lead Plaintiff informed Atlantic Power that it no longer wished to prosecute the appeal.

        On October 29, 2015, pursuant to Federal Rule of Appellate Procedure 42(b), the parties jointly stipulated to the voluntary dismissal of the appeal with prejudice.

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

        Plaintiffs have appealed the July 24 decision on leave and certification to the Ontario Court of Appeal. The Company will oppose that appeal. A date for the appeal has not yet been set.

        The proposed class action in Quebec is stayed until September 16, 2016.

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

  Other

        In addition to the other matters listed, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2015.

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

OVERVIEW

        Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long-term power purchase agreements ("PPAs"), which seek to minimize exposure to changes in commodity prices. As of September 30, 2015, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,141 megawatts ("MW") in which our aggregate ownership interest is approximately 1,504 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority-owned subsidiaries. These totals exclude an aggregate 521 MW from our previous 100% ownership interest in Meadow Creek Project Company, LLC ("Meadow Creek"), 99% ownership in Canadian Hills Wind, LLC ("Canadian Hills"), 50% ownership interest in Rockland Wind Farm, LLC ("Rockland"), 27.6% ownership interest in Idaho Wind Partners 1, LLC ("Idaho Wind") and 12.5% ownership interest in Goshen Phase II, LLC ("Goshen") (collectively, the "Wind Projects"), which we sold on June 26, 2015, and which are designated discontinued operations.

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

RECENT DEVELOPMENTS

  Credit Rating Upgrade

        On October 13, 2015, Moody's Investors Service ("Moody's") upgraded Atlantic Power Corporation's corporate family rating to B1 from B2.

  Management Addition

        On September 15, 2015, we appointed Joseph E. Cofelice, 57, as Executive Vice President—Commercial Development, effective September 16, 2015. Mr. Cofelice has more than 30 years of experience in the energy industry. He joins Atlantic Power from General Compression, Inc., a compressed air energy storage technology company, where he had been Chief Executive Officer since December 2012. He also had been serving as the Chairman of Westerly Wind LLC, a provider of project development capital to the wind industry, since April 2013. He had previously served as CEO of Westerly Wind from 2010 to 2013. Both General Compression and Westerly Wind are part of US Renewables Group's portfolio of investments. From 2002 to 2008, Mr. Cofelice was the President of Catamount Energy Corporation. Prior to his tenure at Catamount, he served in a number of management roles at American National Power from 1987 to 2002, including serving as CEO from 2001 to 2002.

  Redemption of 9.0% Senior Unsecured Notes due November 2018

        On June 26, 2015, we called for the redemption of all our outstanding $310.9 million aggregate principal amount of 9.0% Senior Unsecured Notes due November 2018 (the "Notes"). On July 26, 2015, we completed the redemption of the Notes with the cash proceeds received from the sale of the Wind Projects at a price equal to 104.5 percent of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. We paid $330.4 million, which includes $14.0 million in make-whole premiums and $5.5 million in accrued interest, to fund the full redemption of the Notes. The make-whole premiums, accrued interest and $9.0 million write-off of deferred financing costs related to the Notes are included in interest expense for the three and nine months ended September 30, 2015.

OUR POWER PROJECTS

        The table on the following page outlines our portfolio of power generating assets in operation as of November 2, 2015, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor's ("S&P"). For customers rated by Moody's, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment-grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment-grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

East U.S. Segment

Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A–

Piedmont	Georgia	Biomass	55	100.0%	55	Georgia Power	December 2032	A–

Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR

					57	Equistar Chemicals, LP(2)	November 2023	BBB+

Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB+

Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Elec.(3)	March 2024	BBB+

					16	DuPont	March 2024	A

Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck, & Co., Inc.	September 2018	AA

Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corperation	December 2027	A–

Selkirk(1)	New York	Natural Gas	345	17.70%	61	Merchant	N/A	NR

West U.S. Segment

Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	December 2019(5)	A

Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	December 2019(5)	A

North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric	December 2019(5)	A

Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+

Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A–

Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA–

					45	Grays Harbor PUD	August 2022	A+

					30	Franklin, Co. PUD	August 2022	A

Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

Canada Segment

Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA

Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA

Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA

Calstock	Ontario	Biomass	35	100.00%	35	Independent Electricity System Operator	June 2020	AA

Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2017	AA

Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022	AA

North Bay	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2017	AA

Tunis(6)	Ontario	Natural Gas	43	100.00%	43	Independent Electricity System Operator	NA	AA

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

(4)
The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through September 30, 2015, the facility has generated 6,607 GWh under its PPA.

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

Consolidated Overview and Results of Operations

Performance highlights

        The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, which are analyzed in greater detail below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Project income (loss)	$24.2	$(65.1)	$63.0	$(41.0)
Loss (income) from continuing operations	$(3.4)	$(83.4)	$1.2	$(148.1)
Loss (income) from discontinued operations	$(0.5)	$(7.7)	$20.6	$(21.8)
Net (loss) income attributable to Atlantic Power Corporation	$(6.0)	$(88.9)	$26.1	$(166.9)
Loss per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(0.05)	$(0.72)	$(0.05)	$(1.30)
Income per share from discontinued operations—basic	—	(0.02)	0.26	(0.08)

Income (loss) per share attributable to Atlantic Power Corporation—basic and diluted	$(0.05)	$(0.74)	$0.21	$(1.38)
Project Adjusted EBITDA(1)	$56.0	$58.1	$158.5	$172.6
Free Cash Flow(1)	$(6.1)	$12.6	$(19.5)	$(48.4)

(1)
See reconciliation and definition in Supplementary Non-GAAP Financial Information.

        Consolidated project income increased $89.3 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was due primarily to a $91.8 million long-lived asset and goodwill impairment recorded in the comparative 2014 period. Consolidated project income increased $104.0 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was due primarily to a $106.6 million long-lived asset and goodwill impairment recorded in the comparative 2014 period, $34.2 million in decreased fuel costs due to lower gas prices and the expiration of the PPA at Tunis on December 31, 2014, $9.5 million in decreased interest expense primarily due to the redemption of Curtis Palmer's 5.9% Senior Notes and $8.3 million lower depreciation expense. This was partially offset by a $48.2 million decrease in revenue primarily resulting from the expiration of the Tunis PPA and lower water flows at our hydro projects, as well as a $14.6 million decrease in the change in fair values of derivatives.

        A detailed discussion of project (loss) income by segment is provided below. The discussion of Project Adjusted EBITDA by segment begins on page 58.

        We have four reportable segments: East U.S., West U.S., Canada and Un-allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as the result of recent significant asset sales and in order to align with changes in management's structure, resource allocation and performance assessment in making decisions regarding our operations. The Wind Projects, which made up the entirety of the former Wind segment, were sold in June 2015 and are designated as discontinued operations for the three and nine months ended September 30, 2014 and 2015. Our financial results for the three and nine months ended September 30, 2014 have been revised to reflect these changes in operating segments. The segment classified as Un-allocated Corporate includes activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects and intercompany eliminations. These costs are not allocated to the operating segments when determining segment profit or loss. Project income (loss) is the primary GAAP measure of our operating results and is discussed below by reportable segment.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

        The following table provides our consolidated results of operations:

	Three months ended September 30,
	2015	2014	$ change	% change
Project revenue:
Energy sales	$43.4	$53.0	$(9.6)	–18%
Energy capacity revenue	45.9	49.1	(3.2)	–7%
Other	18.2	19.5	(1.3)	–7%

	107.5	121.6	(14.1)	–12%
Project expenses:
Fuel	41.1	49.3	(8.2)	–17%
Operations and maintenance	24.8	28.9	(4.1)	–14%
Development	—	1.0	(1.0)	–100%
Depreciation and amortization	27.8	30.7	(2.9)	–9%

	93.7	109.9	(16.2)	–15%
Project other income (expense):
Change in fair value of derivative instruments	3.6	1.7	1.9	112%
Equity in earnings of unconsolidated affiliates	8.9	15.6	(6.7)	–43%
Interest expense, net	(2.1)	(2.3)	0.2	–9%
Impairment	—	(91.8)	91.8	–100%

	10.4	(76.8)	87.2	–114%

Project income (loss)	24.2	(65.1)	89.3	137%
Administrative and other expenses (income):
Administration	6.9	9.2	(2.3)	–25%
Interest, net	41.0	26.7	14.3	54%
Foreign exchange gain	(21.7)	(19.0)	(2.7)	14%

	26.2	16.9	9.3	55%

Loss from continuing operations before income taxes	(2.0)	(82.0)	80.0	–98%
Income tax expense	1.4	1.4	—	NM

Loss from continuing operations	(3.4)	(83.4)	80.0	–96%
Loss from discontinued operations, net of tax	(0.5)	(7.7)	7.2	NM

Net loss	(3.9)	(91.1)	87.2	96%
Net loss attributable to noncontrolling interests	—	(5.1)	5.1	NM
Net income attributable to Preferred share dividends of a subsidiary company	2.1	2.9	(0.8)	–28%

Net loss attributable to Atlantic Power Corporation	$(6.0)	(88.9)	82.9	93%

	Three months ended September 30, 2015(1)
	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$17.4	$10.0	$16.0	$—	$43.4
Energy capacity revenue	16.8	19.0	10.1	—	45.9
Other	4.2	5.6	8.2	0.2	18.2

	38.4	34.6	34.3	0.2	107.5
Project expenses:
Fuel	14.5	10.8	15.8	—	41.1
Operations and maintenance	7.4	5.8	11.0	0.6	24.8
Development	—	—	—	—	—
Depreciation and amortization	8.4	7.2	11.7	0.5	27.8

	30.3	23.8	38.5	1.1	93.7
Project other income (expense):
Change in fair value of derivative instruments	(1.9)	—	6.1	(0.6)	3.6
Equity in earnings of unconsolidated affiliates	8.2	0.7	—	—	8.9
Interest expense, net	(2.0)	—	—	(0.1)	(2.1)
Other income (expense), net	—	—	—	—	—

	4.3	0.7	6.1	(0.7)	10.4

Project income (loss)	$12.4	$11.5	$1.9	$(1.6)	$24.2

	Three months ended September 30, 2014(1)
	East U.S.	West U.S	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$18.5	$14.6	$19.9	$—	$53.0
Energy capacity revenue	16.2	18.9	14.0	—	49.1
Other	4.8	5.4	9.1	0.2	19.5

	39.5	38.9	43.0	0.2	121.6
Project expenses:
Fuel	15.6	14.9	18.8	—	49.3
Operations and maintenance	9.0	5.9	11.9	2.1	28.9
Development	—	—	—	1.0	1.0
Depreciation and amortization	8.1	7.3	15.1	0.2	30.7

	32.7	28.1	45.8	3.3	109.9
Project other income (expense):
Change in fair value of derivative instruments	(1.2)	—	2.1	0.8	1.7
Equity in earnings of unconsolidated affiliates	6.4	9.5	—	(0.3)	15.6
Interest expense, net	(2.3)	—	—	—	(2.3)
Impairment	(17.9)	(50.2)	(23.8)	0.1	(91.8)

	(15.0)	(40.7)	(21.7)	0.6	(76.8)

Project loss	$(8.2)	$(29.9)	$(24.5)	$(2.5)	$(65.1)

(1)
Excludes the Wind Projects, which made up the entirety of the former Wind segment, and were sold in June 2015. The Wind Projects are designated as discontinued operations for the three months ended September 30, 2015 and 2014.

  East U.S.

        Project income for the three months ended September 30, 2015 increased $20.6 million from the comparable 2014 period primarily due to:

  •
  increased project income of $17.7 million at Kenilworth, which recorded a $17.9 million goodwill impairment in the three months ended September 30, 2014.

  West U.S.

        Project income for the three months ended September 30, 2015 increased $41.4 million from the comparable 2014 period primarily due to:

  •
  increased project income of $50.2 million at Manchief, which recorded a $50.2 million goodwill impairment in the three months ended September 30, 2014.

        This increase was partially offset by:

  •
  decreased project income of $8.6 million at Delta-Person, which was sold in July 2014 resulting in an $8.6 million gain recorded in earnings from unconsolidated affiliates in the three months ended September 30, 2014.

  Canada

        Project income for the three months ended September 30, 2015 increased $26.4 million from the comparable 2014 period primarily due to:

  •
  increased project income of $23.8 million at Williams Lake, which recorded a $23.7 million goodwill impairment in September 30, 2014; and

  •
  increased project income of $4.2 million at Nipigon, which had scheduled turbine maintenance in September 2014.

        This increase was partially offset by:

  •
  decreased project income of $2.3 million at Mamquam, which underwent a maintenance outage during the third quarter of 2015.

  Un-allocated Corporate

        Total project loss did not change materially from the comparable 2014 period.

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

  Administration

        Administration expense decreased $2.3 million or 25% from the comparable 2014 period primarily due to a $2.7 million decrease in employee compensation expenses.

  Interest, net

        Interest expense increased $14.3 million or 54% from the comparable 2014 period primarily due to $14.0 million of make-whole premiums paid and $9.0 million of deferred financing costs written off in the three months ended September 30, 2015 related to the redemption of our 9.0% Senior unsecured notes in July 2015. This was partially offset by lower interest expense from the purchase and cancellation of $24.6 million aggregate principal of convertible debentures beginning in the fourth quarter of 2014 and continuing through September 2015 under the Normal Course Issuer Bid ("NCIB"), as well as the repurchase of $9.0 million of our 9.0% Senior unsecured notes in January 2015.

  Foreign exchange gain

        Foreign exchange gain increased $2.7 million or 14% from the comparable 2014 period primarily due to a $0.7 million increase in unrealized gain in the revaluation of instruments denominated in Canadian dollars and a $2.0 million decrease in realized and unrealized loss on foreign exchange forward contracts. The closing U.S. dollar to Canadian dollar exchange rates were 1.33 and 1.12 at September 30, 2015 and 2014, respectively, an increase of 18.8% as compared to an increase of 8.7% in 2014. The average U.S. dollar to Canadian dollar exchange rates were 1.31 and 1.10 for the three months ended September 30, 2015 and 2014, respectively, an increase of 19.1% as compared to a 5.8% increase for the three months ended September 30, 2014.

  Income tax expense

        Income tax expense for the three months ended September 30, 2015 was $1.4 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $0.5 million. The primary items impacting the tax rate for the three months ended September 30, 2015 were $4.0 million relating to a change in valuation allowance and $2.8 million related to a capital gain on repatriation of wind sale proceeds. These items were partially offset by $2.6 million of dividend withholding and other taxes, $2.2 million related to foreign exchange and $0.1 million of other permanent differences.

        Income tax expense for the three months ended September 30, 2014 was $1.4 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $21.4 million. The primary items impacting the tax rate for the three months ended September 30, 2014 were $33.7 million relating to goodwill impairment, $5.1 million relating to a change in the valuation allowance and $0.6 million of other permanent differences. These items were partially offset by $8.3 million relating to operating in higher tax rate jurisdictions, $4.8 million of intra-period allocations from the wind projects, $3.5 million relating to foreign exchange and $2.6 million of minority interest adjustments.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

        The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2015	2014	$ change	% change
Project revenue:
Energy sales	$144.9	$177.6	$(32.7)	–18%
Energy capacity revenue	117.4	124.0	(6.6)	–5%
Other	59.5	68.4	(8.9)	–13%

	321.8	370.0	(48.2)	–13%
Project expenses:
Fuel	125.3	159.5	(34.2)	–21%
Operations and maintenance	81.6	85.5	(3.9)	–5%
Development	1.1	2.7	(1.6)	–59%
Depreciation and amortization	83.8	92.1	(8.3)	–9%

	291.8	339.8	(48.0)	–14%
Project other income (expense):
Change in fair value of derivative instruments	8.7	23.3	(14.6)	–63%
Equity in earnings of unconsolidated affiliates	28.3	27.8	0.5	2%
Interest expense, net	(6.2)	(15.7)	9.5	–61%
Impairment	—	(106.6)	106.6	–100%
Other income (expense), net	2.2	—	2.2	NM

	33.0	(71.2)	104.2	NM

Project income (loss)	63.0	(41.0)	104.0	254%
Administrative and other expenses (income):
Administration	23.0	26.7	(3.7)	–14%
Interest, net	91.3	120.8	(29.5)	–24%
Foreign exchange gain	(49.1)	(20.4)	(28.7)	141%
Other income, net	(3.1)	—	(3.1)	NM

	62.1	127.1	(65.0)	–51%

Income (loss) from continuing operations before income taxes	0.9	(168.1)	169.0	101%
Income tax benefit	(0.3)	(20.0)	19.7	NM

Income (loss) from continuing operations	1.2	(148.1)	149.3	101%
Income (loss) from discontinued operations, net of tax	20.6	(21.8)	42.4	NM

Net income (loss)	21.8	(169.9)	191.7	113%
Net loss attributable to noncontrolling interests	(11.0)	(11.8)	0.8	–7%
Net income attributable to Preferred share dividends of a subsidiary company	6.7	8.8	(2.1)	–24%

Net income (loss) attributable to Atlantic Power Corporation	$26.1	(166.9)	192.9	NM

	Nine months ended September 30, 2015(1)
	East U.S.	West U.S.	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$57.3	$28.8	$58.8	$—	$144.9
Energy capacity revenue	43.1	38.7	35.6	—	117.4
Other	14.4	16.3	28.3	0.5	59.5

	114.8	83.8	122.7	0.5	321.8
Project expenses:
Fuel	44.5	30.3	50.5	—	125.3
Operations and maintenance	24.1	26.2	29.2	2.1	81.6
Development	—	—	—	1.1	1.1
Depreciation and amortization	24.6	21.8	36.5	0.9	83.8

	93.2	78.3	116.2	4.1	291.8
Project other income (expense):
Change in fair value of derivative instruments	(1.6)	—	11.6	(1.3)	8.7
Equity in earnings of unconsolidated affiliates	26.3	1.8	—	0.2	28.3
Interest expense, net	(6.2)	—	—	—	(6.2)
Other income (expense), net	(0.1)	—	(0.2)	2.5	2.2

	18.4	1.8	11.4	1.4	33.0

Project income (loss)	$40.0	$7.3	$17.9	$(2.2)	$63.0

(1)
Excludes the Wind Projects, which made up the entirety of the former Wind segment and were sold in June 2015. The Wind Projects are designated as discontinued operations for the nine months ended September 30, 2015.

	Nine months ended September 30, 2014(1)
	East U.S.	West U.S(2)	Canada	Un-allocated Corporate	Consolidated Total
Project revenue:
Energy sales	$67.6	$41.7	$68.3	$—	$177.6
Energy capacity revenue	39.9	38.7	45.4	—	124.0
Other	22.6	18.7	26.5	0.6	68.4

	130.1	99.1	140.2	0.6	370.0
Project expenses:
Fuel	60.7	44.3	54.5	—	159.5
Operations and maintenance	26.7	20.6	34.1	4.1	85.5
Development	—	—	—	2.7	2.7
Depreciation and amortization	24.2	21.9	45.5	0.5	92.1

	111.6	86.8	134.1	7.3	339.8
Project other income (expense):
Change in fair value of derivative instruments	2.9	—	20.7	(0.3)	23.3
Equity in earnings of unconsolidated affiliates	17.0	10.8	—	—	27.8
Interest expense, net	(15.6)	—	—	(0.1)	(15.7)
Impairment	(18.0)	(50.2)	(38.6)	0.2	(106.6)

	(13.7)	(39.4)	(17.9)	(0.2)	(71.2)

Project income (loss)	$4.8	$(27.1)	$(11.8)	$(6.9)	$(41.0)

(1)
Excludes the Wind Projects, which made up the entirety of the former Wind segment, and were sold in June 2015. The Wind Projects are designated as discontinued operations for the nine months ended September 30, 2015 and 2014.

(2)
Excludes Greeley, which is designated as discontinued operations.

  East U.S.

        Project income for the nine months ended September 30, 2015 increased $35.2 million from the comparable 2014 period primarily due to:

  •
  increased project income of $17.1 million at Kenilworth, which recorded a goodwill impairment of $17.9 million in the three months ended September 2014;

  •
  increased project income of $5.1 million at Orlando due to a 2014 maintenance outage as well as lower fuel prices than the comparative 2014 period;

  •
  increased project income of $3.6 million at Morris due to lower fuel expense from lower natural gas prices and lower maintenance expense than the comparable 2014 period;

  •
  increased project income of $3.2 million at Piedmont due primarily to higher revenue, lower fuel expense and lower maintenance expense than the comparable 2014 period; and

  •
  increased project income of $2.7 million at Curtis Palmer due to a $6.2 million decrease in interest expense. In February 2014, we retired the project's senior unsecured notes due July 2014 and replaced the principal with an intercompany note with lower interest to a parent company in the un-allocated corporate segment. This was partially offset by decreased revenue from lower water flows than the comparative 2014 period.

  West U.S.

        Project income for the nine months ended September 30, 2015 increased $34.4 million from the comparable 2014 period primarily due to:

  •
  increased project income of $41.6 million at Manchief, which recorded a goodwill impairment expense of $50.2 million in September 2014, partially offset by $8.0 million of increased maintenance expense resulting from a maintenance overhaul during the second quarter of 2015; and

  •
  increased project income of $2.7 million at North Island, which underwent a turbine maintenance outage in the comparable 2014 period.

        These increases were partially offset by:

  •
  decreased project income of $8.7 million at Delta-Person, which was sold in July 2014 resulting in an $8.6 million gain being recorded in earnings from unconsolidated affiliates in the nine months ended September 30, 2014.

  Canada

        Project income for the nine months ended September 30, 2015 increased $29.7 million from the comparable 2014 period primarily due to:

  •
  increased project income of $25.8 million at Williams Lake, which recorded a $23.7 million goodwill impairment in the nine months ended September 30, 2014 and had lower dispatch than the comparative 2014 period;

  •
  increased project income of $11.4 million at Tunis, which recorded a $14.8 million goodwill and long-lived asset impairment in June 2014 and for which the PPA expired on December 31, 2014; and

  •
  increased project income of $3.4 million at Calstock due to higher revenue from waste heat generation and lower maintenance expense than the comparable 2014 period.

        These increases were partially offset by:

  •
  decreased project income of $5.1 million at Nipigon due to a negative $8.7 million change in the fair value of a gas purchase agreement that was accounted for as a derivative, partially offset by higher revenues due to a turbine maintenance outage that occurred in September 2014; and

  •
  decreased project income of $2.7 million at North Bay due to higher fuel expense from escalation under the project's fuel agreement and increased maintenance expense from a turbine repair, partially offset by increased energy revenue from higher waste heat generation than the comparable 2014 period.

  Un-allocated Corporate

        Total un-allocated corporate loss decreased $4.7 million for the nine months ended September 30, 2015 from the comparable 2014 period primarily due to lower compensation expense from headcount reductions, a $2.3 million gain on sale of the Frontier solar development project and $1.6 million in decreased development and administrative expense.

Administrative and other expenses (income)

  Administration

        Administration expense decreased $3.7 million or 14% from the comparable 2014 period primarily due to a $2.5 million reduction in legal costs associated with the U.S. Actions and Canadian Actions from the prior year, a $1.4 million decrease in business development costs related to divestitures and a $0.6 million decrease in employee compensation expenses.

  Interest, net

        Interest expense decreased $29.5 million or 24% from the comparable 2014 period primarily due to $23.3 million of make-whole premiums paid to redeem our former Series A and Series B Notes, as well as $16.4 million of premiums paid and deferred financing costs written off for the repurchase of the $140.1 million aggregate principal amount of the 9.0% Senior unsecured notes during the first quarter of 2014. Additionally, interest expense decreased due to lower interest expense from the purchase and cancellation of $24.6 million aggregate principal of convertible debentures beginning in the fourth quarter of 2014 and continuing through September 2015 under the NCIB, as well the repurchase of $9.0 million of our 9.0% Senior unsecured notes in January 2015. This was partially offset by $14.0 million of make-whole premiums paid and $9.0 million of deferred financing costs written off related to the redemption of our 9.0% Senior unsecured notes in July 2015.

  Foreign exchange gain

        Foreign exchange gain increased $28.7 million from the comparable 2014 period primarily due to a $27.3 million increase in unrealized gain on the revaluation of instruments denominated in Canadian dollars, a $1.6 million decrease in realized and unrealized loss on foreign exchange forward contracts, partially offset by a $0.2 million increase in realized loss related to other foreign currency transactions. The closing U.S. dollar to Canadian dollar exchange rates were 1.33 and 1.12 at September 30, 2015 and 2014, respectively, an increase of 18.8% as compared to an increase of 8.7% in 2014. The average U.S. dollar to Canadian dollar exchange rates were 1.27 and 1.10 for the nine months ended September 30, 2015 and 2014, respectively, an increase of 15.5% as compared to a 6.8% increase for the nine months ended September 30, 2014.

  Other income, net

        Other income, net increased $3.1 million from the 2014 comparable period due to a $3.0 million gain recorded on the purchase and cancellation of convertible debentures under the NCIB during 2015.

  Income tax benefit

        Income tax benefit for the nine months ended September 30, 2015 was $0.3 million. The expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.3 million. The primary items impacting the tax rate for the nine months ended September 30, 2015 were $6.3 million relating to foreign exchange, $4.0 million relating to operating in higher tax rate jurisdictions, $3.6 million related to tax credits and $0.6 million of other permanent differences. These items were partially offset by $10.1 million relating to capital gain on repatriation of wind sale proceeds, $2.8 million related to a change in the valuation allowance, and $1.0 million relating to dividend withholding and other taxes.

        Income tax benefit for the nine months ended September 30, 2014 was $20.0 million. The expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $43.2 million. The primary items impacting the tax rate for the nine months ended September 30, 2014 were $34.4 million relating to a change in the valuation allowance, $33.7 million relating to goodwill impairment, and $0.2 million of other permanent differences. These items were partially offset by $17.9 million relating to operating in higher tax rate jurisdictions, $11.9 million of intraperiod allocations from the wind projects, $10.6 million of capital losses recognized on tax restructuring and $4.7 million relating to foreign exchange.

  Project Operating Performance

        Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and nine months ended September 30, 2015. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net MWh.

	Generation(1)
	Three months ended September 30,
(in thousands of Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	655.3	652.7	0.4%
West U.S.(2)	583.3	528.7	10.3%
Canada	420.4	468.2	–10.2%

Total	1,659.0	1,649.6	0.6%

(1)
Excludes the Wind Projects, which comprised the entirety of the Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three and nine months ended September 30, 2015.

(2)
Excludes Delta-Person, which was sold in July 2014.

  Three months ended September 30, 2015 compared with three months ended September 30, 2014

        Aggregate power generation for the three months ended September 30, 2015 increased 0.6% from the comparable 2014 period primarily due to:

  •
  increased generation in the West U.S. segment primarily due to a 75.2 net MWh increase in generation at Frederickson due to higher dispatch resulting from warmer weather and reduced hydro availability in the region than comparable 2014 period.

        This increase was partially offset by:

  •
  decreased generation in the Canada segment primarily due to a 50.4 net MWh decrease in generation at Tunis, for which the PPA expired in December 2014, and a 30.8 net MWh decrease at Mamquam, which underwent a scheduled maintenance outage in the third quarter of

    2015. This was partially offset by a 31.3 net MWh increase at Nipigon, which underwent a maintenance outage in the comparable 2014 period.

	Generation(1)
	Nine months ended September 30,
(in thousands of Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	1,929.0	2,071.0	–6.9%
West U.S.(2)	1,350.6	1,261.8	7.0%
Canada	1,394.2	1,474.0	–5.4%

Total	4,673.8	4,806.8	–2.8%

(1)
Excludes the Wind Projects, which comprised the entirety of the Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three and nine months ended September 30, 2015.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

  Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

        Aggregate power generation for the nine months ended September 30, 2015 decreased 2.8% from the comparable 2014 period primarily due to:

  •
  decreased generation in the East U.S. segment primarily due to a 107.9 net MWh decrease in generation at Chambers from lower dispatch due to unfavorable pricing, a 56.9 net MWh decrease in generation at Selkirk, for which the PPA expired in 2014 and which has been operating as a merchant plant in 2015, and a 45.9 net MWh decrease at Curtis Palmer due to lower water flows than the comparable 2014 period. This was partially offset by a 57.0 net MWh increase in generation at Morris, which underwent an outage in September 2014; and

  •
  decreased generation in the Canada segment primarily due to a 181.5 net MWh decrease in generation at Tunis, for which the PPA expired in December 2014, and a 35.1 net MWh decrease at Mamquam, which underwent a scheduled maintenance outage in the third quarter of 2015. This was partially offset by a 60.6 net MWh increase in generation at Nipigon, which underwent a maintenance outage in September 2014.

        These decreases were partially offset by:

  •
  increased generation in the West U.S segment primarily due to 119.1 net MWh increase in generation at Frederickson due to higher dispatch resulting from warmer weather and reduced hydro availability in the region than the comparable 2014 period, as well as a scheduled outage that occurred from February to April 2014.

	Availability(1)
	Three months ended September 30,
(in thousands of Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	96.2%	96.0%	0.2%
West U.S.(2)	98.4%	98.4%	0.0%
Canada(3)	88.3%	88.6%	–0.3%

Total	94.3%	94.3%	0.0%

(1)
Excludes the Wind Projects, which comprised the entirety of the former Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three months ended September 30, 2015 and 2014.

(2)
Excludes Delta-Person, which was sold in July 2014.

(3)
Excludes availability for Tunis in 2015 because its PPA expired in December 2014.

  Three months ended September 30, 2015 compared with three months ended September 30, 2014

        Weighted average availability for the three months ended September 30, 2015 did not change from the comparable 2014 period. Significant changes in availability include:

  •
  decreased availability in the Canada segment resulting from decreased availability at Mamquam, which underwent a scheduled maintenance outage in the third quarter of 2015. This was partially offset by increased availability at Nipigon, which underwent a maintenance outage in the comparable 2014 period.

	Availability(1)
	Nine months ended September 30,
(in thousands of Net MWh)	2015	2014	% change 2015 vs. 2014
Segment
East U.S.	94.8%	90.5%	4.8%
West U.S.(2)	93.2%	94.4%	–1.3%
Canada(3)	92.5%	89.9%	2.9%

Total	93.5%	91.6%	2.1%

(1)
Excludes the Wind Projects, which comprised the entirety of the former Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the nine months ended September 30, 2015 and 2014.

(2)
Excludes (i) Delta-Person, which was sold in July 2014; and (ii) Greeley, which was sold in March 2014 and is designated as discontinued operations.

(3)
Excludes availability for Tunis in 2015 because its PPA expired in December 2014.

  Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

        Weighted average availability for the nine months ended September 30, 2015 increased to 93.5% or 2.1% from the comparable 2014 period primarily due to:

  •
  increased availability in the East U.S. segment primarily due to Chambers and Orlando, both of which underwent maintenance outages in the comparable 2014 period.

        These decreases were partially offset by:

  •
  decreased availability in the Canada segment resulting from decreased availability at Mamquam, which underwent a scheduled maintenance outage in the third quarter of 2015. This was partially offset by increased availability at Nipigon, which underwent a maintenance outage in the comparable 2014 period; and

  •
  decreased availability in the West U.S. segment resulting from decreased availability at Manchief, which underwent a maintenance overhaul outage in 2015, partially offset by increased availability at North Island, which underwent a maintenance outage in the comparable 2014 period.

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

Project Adjusted EBITDA

	Three months ended September 30,(1)			Nine months ended September 30,(1)
			$ change 2015 vs 2014			$ change 2015 vs 2014
	2015	2014		2015	2014
Project Adjusted EBITDA by segment
East U.S.	$27.4	$27.3	$0.1	$81.0	$82.4	$(1.4)
West U.S.(2)	21.4	21.3	0.1	37.1	44.8	(7.7)
Canada	7.6	12.3	(4.7)	43.0	51.6	(8.6)
Un-allocated Corporate	(0.4)	(2.8)	2.4	(2.6)	(6.2)	3.6

Total	56.0	58.1	(2.1)	158.5	172.6	(14.1)
Reconciliation to project income
Depreciation and amortization	32.8	38.9	(6.1)	98.9	120.6	(21.7)
Interest expense, net	2.5	3.0	(0.5)	7.7	18.1	(10.4)
Change in the fair value of derivative instruments	(3.6)	(1.8)	(1.8)	(8.7)	(23.1)	14.4
Other expense	0.1	83.1	(83.0)	(2.4)	98.0	(100.4)

Project income (loss)	$24.2	$(65.1)	$89.3	$63.0	$(41.0)	$104.0

(1)
Excludes the Wind Projects, which comprised the entirety of the former Wind segment. The Wind Projects were sold in June 2015 and are designated as discontinued operations for the three and nine months ended September 30, 2015 and 2014.

(2)
Excludes Greeley, which is designated as discontinued operations.

  East U.S.

        The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended September 30,
	2015	2014	% change 2015 vs. 2014
East U.S.
Project Adjusted EBITDA	$27.4	$27.3	0%

  Three months ended September 30, 2015 compared with three months ended September 30, 2014

        Project Adjusted EBITDA for the three months ended September 30, 2015 increased $0.1 million from the comparable 2014 period primarily due to increased Project Adjusted EBITDA of:

  •
  $2.2 million at Piedmont due to higher revenue, lower fuel expense and lower maintenance expense from the comparable 2014 period.

        The increase was partially offset by a decrease in Project Adjusted EBITDA of:

  •
  $2.4 million at Selkirk due to lower revenue from operating as a merchant facility since expiration of its PPA in August 2014.

        The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Nine months ended September 30,
	2015	2014	% change 2015 vs. 2014
East U.S.
Project Adjusted EBITDA	$81.0	$82.4	–2%

  Nine months ended September 30, 2015 compared with nine months ended September30, 2014

        Project Adjusted EBITDA for the nine months ended September 30, 2015 decreased $1.4 million or 2% from the comparable 2014 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $11.4 million at Selkirk due to lower revenue from operating as a merchant facility since the expiration of its PPA in August 2014; and

  •
  $3.4 million at Curtis Palmer due to lower water flows than the comparable 2014 period.

        These decreases were partially offset by increases in Project Adjusted EBITDA of:

  •
  $6.6 million at Orlando primarily due to $3.4 million of increased revenue from higher generation and $3.8 million of lower fuel expense from lower natural gas prices than the comparable 2014 period;

  •
  $3.7 million at Morris due to lower fuel expense from lower natural gas prices and lower maintenance expense than the comparable 2014 period; and

  •
  $3.5 million at Piedmont due to higher revenue, lower fuel expense and lower maintenance expense from the comparable 2014 period.

  West U.S.

        The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended September 30,
	2015	2014	% change 2015 vs. 2014
West U.S.
Project Adjusted EBITDA	$21.4	$21.3	0%

  Three months ended September 30, 2015 compared with three months ended September 30, 2014

        Project Adjusted EBITDA for the three months ended September 30, 2015 did not change materially from the comparable 2014 period.

        The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Nine months ended September 30,
	2015	2014	% change 2015 vs. 2014
West U.S.
Project Adjusted EBITDA	$37.1	$44.8	–17%

  Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

        Project Adjusted EBITDA for the nine months ended September 30, 2015 decreased $7.7 million or 17% from the comparable 2014 period primarily due to a decrease in Project Adjusted EBITDA of:

  •
  $8.5 million at Manchief due to a scheduled maintenance and overhaul outage during the second quarter of 2015.

        This decrease was partially offset by an increase in Project Adjusted EBITDA of:

  •
  $2.7 million at North Island, which underwent a scheduled maintenance outage in the comparable 2014 period.

  Canada

        The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended September 30,
	2015	2014	% change 2015 vs. 2014
Canada
Project Adjusted EBITDA	$7.6	$12.3	–38%

  Three months ended September 30, 2015 compared with three months ended September 30, 2014

        Project Adjusted EBITDA for the three months ended September 30, 2015 decreased $4.7 million or 38% from the comparable 2014 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $2.3 million at Mamquam due to lower revenue and higher maintenance expense than the comparable 2014 period resulting from a maintenance outage in the third quarter of 2015; and

  •
  $2.1 million at North Bay due to increased maintenance expense for a turbine repair in the third quarter of 2015.

        These decreases were partially offset by an increase of Project Adjusted EBITDA of:

  •
  $2.0 million at Nipigon, which had an outage to upgrade its steam generator in September 2014.

        The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Nine months ended September 30,
	2015	2014	% change 2015 vs. 2014
Canada
Project Adjusted EBITDA	$43.0	$51.6	–17%

  Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

        Project Adjusted EBITDA for the nine months ended September 30, 2015 decreased $8.6 million or 17% from the comparable 2014 period primarily due to decreases in Project Adjusted EBITDA of:

  •
  $7.4 million at Tunis due to the expiration of its PPA in December 2014; and

  •
  $3.3 million at North Bay and $2.0 million at Kapuskasing due to higher fuel expense from escalation under the projects' fuel agreements and increased maintenance expense due to turbine repairs, partially offset by increased energy revenue from higher waste heat generation than the comparable 2014 period.

        These decreases were partially offset by increases in Project Adjusted EBITDA of:

  •
  $3.1 million at Calstock due to higher revenue from waste heat generation and lower maintenance expense than the comparable 2014 period; and

  •
  $3.1 million at Nipigon, which underwent an outage beginning in September 2014 to upgrade its steam generator.

  Un-allocated Corporate

        The following table summarizes Project Adjusted EBITDA for our Un-allocated Corporate segment for the periods indicated:

	Three months ended September 30,
	2015	2014	% change 2015 vs. 2014
Un-allocated Corporate
Project Adjusted EBITDA	$(0.4)	$(2.8)	86%

  Three months ended September 30, 2015 compared with three months ended September 30, 2014

        Project Adjusted EBITDA for the three months ended September 30, 2015 increased $2.4 million or 86% from the comparable 2014 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $1.1 million of lower compensation expense from headcount reductions and $1.0 million in decreased development and administrative costs.

        The following table summarizes Project Adjusted EBITDA for our Un-allocated Corporate segment for the periods indicated:

	Nine months ended September 30,
	2015	2014	% change 2015 vs. 2014
Un-allocated Corporate
Project Adjusted EBITDA	$(2.6)	$(6.2)	–58%

  Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

        Project Adjusted EBITDA for the nine months ended September 30, 2015 increased $3.6 million or 58% from the comparable 2014 period primarily due to increases in Project Adjusted EBITDA of:

  •
  $1.9 million of lower compensation expense from headcount reductions and $1.6 million in decreased development and administrative costs.

  Discontinued operations

        Project Adjusted EBITDA excludes the Wind Projects, which are designated as discontinued operations for the three and nine months ended September 30, 2015 and 2014. Project Adjusted EBITDA for the Wind Projects was $0.0 million and $14.1 million for the three months ended September 30, 2015 and 2014, respectively. Project Adjusted EBITDA for the Wind Projects was $28.3 million and $49.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Free Cash Flow

        Free Cash Flow was $(6.1) million and $12.6 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $18.7 million. The decrease was due primarily to a $25.9 million decrease in cash flows from operations primarily due to $19.5 million of make-whole premiums and accrued interest paid related to the redemption of our 9.0% Notes in July 2015 as well as reduced cash flows from operations from the Wind Projects, which were sold in June 2015. This was partially offset by a $3.1 million decrease in the purchase of property, plant and equipment and a $2.9 million decrease in distributions to noncontrolling interests related to Canadian Hills and Rockland, which were sold in June 2015.

        Free Cash Flow was $(19.5) million and $(48.4) million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $28.9 million. The increase was due primarily to a $21.8 million increase in cash flows from operations and a $5.0 million decrease in distributions to noncontrolling interests related to Canadian Hills and Rockland, which were sold in June 2015. This was partially offset by a $9.5 million increase in repayments on the Atlantic Power Limited Partnership's (the "Partnership") term loan facility. The increase in cash flows from operations for the nine months ended September 30, 2015 is discussed in "Consolidated Cash Flows" below. The table below presents our calculation of Free Cash Flow for the three and nine months ended September 30,

2015 and 2014, and the reconciliation to cash flows from operating activities, the most directly comparable GAAP measure:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities	$14.5	$40.4	$67.7	$45.9
Term loan facility repayments(1)	(9.7)	(9.6)	(56.6)	(47.1)
Project-level debt repayments	(4.4)	(4.2)	(10.7)	(19.6)
Purchases of property, plant and equipment	(4.4)	(7.5)	(9.4)	(10.0)
Distributions to noncontrolling interests(2)	—	(3.6)	(3.8)	(8.8)
Dividends on preferred shares of a subsidiary company	(2.1)	(2.9)	(6.7)	(8.8)

Free Cash Flow(3)	$(6.1)	$12.6	$(19.5)	$(48.4)

(1)
Includes mandatory 1% annual amortization and 50% excess cash flow repayments by the Partnership.

(2)
Distributions to noncontrolling interests include distributions to the tax equity investors at Canadian Hills and to the other 50% owner of Rockland. These projects were sold in June 2015.

(3)
Free Cash Flow is not a recognized measure under GAAP and does not have any standardized meaning prescribed by GAAP. Therefore, this measure may not be comparable to similar measures presented by other companies. See "Supplementary Non-GAAP Financial Information" above. This table should be read together with the below table under "Consolidated Cash Flows" that sets forth Net cash provided by investing activities and Net cash used in financing activities for the nine months ended September 30, 2015 and 2014.

Consolidated Cash Flows

        The following table reflects the changes in cash flows for the periods indicated:

	Nine months ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$67.7	$45.9	$21.8
Net cash provided by investing activities	323.6	76.4	247.2
Net cash used in financing activities	(424.8)	(113.3)	(311.5)

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

        Cash flow from operating activities increased by $21.8 million for the nine months ended September 30, 2015 from the comparable period in 2014. The increase in cash flows from operating activities is primarily due to $46.8 million of interest expense related to make-whole, accrued interest and premium payments made in connection with the redemption of the Series A and Series B Notes and the Curtis Palmer Notes in the comparable 2014 period and the repurchase of $140.1 million aggregate principal amount of the 9.0% Notes. This was partially offset by $19.5 million of make-whole premiums and accrued interest paid related to the redemption of our 9.0% Notes in July 2015, as well as $1.1 million of tax payments and $15.0 million of reduced cash flows from the Wind Projects, which were sold in June 2015.

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

        Cash flows provided by investing activities for the nine months ended September 30, 2015 increased $247.2 million from the comparable period in 2014. The change is due primarily to $326.3 million of net proceeds received from the sale of the Wind Projects and the Frontier solar development project, partially offset by a $70.2 million decrease in the change in restricted cash primarily due to the release of the $75.0 million restricted cash requirement under the prior credit facility in the first quarter of 2014.

Financing Activities

        Cash used in financing activities for the nine months ended September 30, 2015 increased $311.5 million from that comparable 2014 period. The increase is primarily due to $319.9 million aggregate principal redemption of our 9.0% Senior unsecured notes during 2015, $18.7 million of purchase and cancellation of convertible debentures during 2015 under the NCIB, partially offset by $39.0 million of deferred financing costs incurred in 2014 related to the Senior Secured Credit Facilities and $23.5 million in lower dividend payments made to common shareholders.

Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$76.4	$106.0
Restricted cash	14.5	22.5

Total	90.9	128.5
Revolving credit facility availability	100.8	104.3

Total liquidity	$191.7	$232.8

Overview

        Our primary source of liquidity is distributions from our projects and availability under our revolving credit facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects) to December 2037. We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements or may elect to operate certain facilities in the merchant market upon expiration of their PPAs. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, repurchase of common shares and other allocation of available cash. See "Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to pay dividends, if and when declared by our board of directors, service our debt obligations or finance internal or external growth opportunities or fund our operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

        We expect to reinvest approximately $14.0 million in 2015 (of which $10.5 million was reinvested in the nine months ended September 30, 2015, but we expect a cost reimbursement of $6.0 million in the fourth quarter of 2015) in our portfolio in the form of project capital expenditures and incur $46.0 million of maintenance expenses (of which $36.7 million was incurred in the nine months ended September 30, 2015). Such investments are generally paid at the project level. See "—Capital and Major Maintenance Expenditures" in our Annual Report on Form 10-K for the year ended December 31, 2014. We do not expect any other material or unusual requirements for cash outflows for 2015 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Corporate Debt

        The following table summarizes the maturities of our corporate debt at September 30, 2015:

	Maturity Date	Interest Rates	Total Remaining Principal Repayments	2015	2016	2017	2018	2019	Thereafter
Senior Secured Term Loan Facility(1)	February 2021	4.75% - 5.90%	$484.9	$1.4	$4.8	$4.8	$4.7	$4.7	$464.5
Atlantic Power Income LP Note	June 2036	6.0%	157.6						157.6
Convertible Debenture	March 2017	6.3%	50.4	—	—	50.4	—	—	—
Convertible Debenture	June 2017	5.6%	56.9	—	—	56.9	—	—	—
Convertible Debenture	June 2019	5.8%	117.0	—	—	—	—	117.0	—
Convertible Debenture	December 2019	6.0%	67.4	—	—	—	—	67.4	—

Total Corporate Debt			$934.2	$1.4	$4.8	$112.1	$4.7	$189.1	$622.1

(1)
In addition to the annual principal payments described herein, the Credit Agreement requires payment of 50% of the excess cash flow of the Partnership and its subsidiaries. On May 5, 2014, we entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $199.0 million notional amount ($157.7 million at September 30, 2015) of the $600.0 million ($484.9 million at September 30, 2015) outstanding aggregate borrowings. See Note 8, Accounting for derivative instruments and hedging activities for further details.

Project-Level Debt

        Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue-generating contracts of the projects. All project-level debt is non-recourse to us and substantially the entire principal is amortized over the life of the projects' PPAs. The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at September 30, 2015. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At November 2, 2015, all of our projects with the exception of Piedmont and Selkirk were in compliance with the covenants contained in project-level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants before 2017 at the earliest, due to continued operational issues that have resulted in higher forecasted maintenance and fuel expenses than initially expected. We expect Selkirk to meet its debt service coverage ratio in the next twelve months.

        See Note 5, Long-term debt—Non-Recourse Debt.

        The range of interest rates presented represents the rates in effect at September 30, 2015. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

	Maturity Date	Range of Interest Rates	Total Remaining Principal Repayments	2015	2016	2017	2018	2019	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	3.4%	$21.0	$1.5	$6.0	$6.3	$6.5	$0.7	$—
Piedmont	August 2018	5.2%	61.2	1.6	2.4	2.5	54.7		—
Cadillac	August 2025	6.2%	30.1	0.6	2.5	3.0	3.0	3.1	17.9

Total Consolidated Projects			112.3	3.7	10.9	11.8	64.2	3.8	17.9
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.5% - 5.0%	42.9	—	0.1	—	—	5.2	37.6

Total Project-Level Debt			$155.2	$3.7	$11.0	$11.8	$64.2	$9.0	$55.5

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

        We expect to reinvest approximately $14.0 million in 2015 (of which $10.5 million was reinvested in the nine months ended September 30, 2015, but we expect a cost reimbursement of $6.0 million in the fourth quarter of 2015) in our portfolio in the form of project capital expenditures and incur $46.0 million of maintenance expenses (of which $36.7 million was incurred in the nine months ended September 30, 2015). As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk-based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected level in 2015 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

        Scheduled maintenance outages during the three and nine months ended September 30, 2015 occurred at such times that did not materially impact the facilities' availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

        See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

        As of September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On April 16, 2015, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit (the "First Circuit"). On August 19, 2015, Lead Plaintiff filed with the First Circuit its brief appealing the dismissal of its securities fraud claims.

        On September 4, 2015, while appellate proceedings were still on-going, Lead Plaintiff filed with the District Court a Rule 60(b)(2) motion to vacate the judgment based on evidence cited in the Ontario Superior Court's decision dismissing the Canadian action (for more information on that litigation, see below under "Canadian Actions"). On September 17, 2015, Atlantic Power opposed Lead Plaintiff's motion.

        On September 18, 2015, Lead Plaintiff requested a stay of the appellate proceedings in the First Circuit pending resolution of the District Court's decision on its Rule 60(b)(2) motion. On September 21, 2015, Atlantic Power opposed Lead Plaintiff's request for a stay and tendered to the First Circuit its opposition brief to Lead Plaintiff's appeal. On October 5, 2015, the First Circuit granted Lead Plaintiff's request for a stay in the appellate proceeding pending the District Court's decision on the Rule 60(b)(2) motion.

        On October 21, 2015, the District Court entered an order denying Lead Plaintiff's Rule 60(b)(2) motion to vacate the judgment. Thereafter, Lead Plaintiff informed Atlantic Power that it no longer wished to prosecute the appeal of that decision.

        On October 29, 2015, pursuant to Federal Rule of Appellate Procedure 42(b), the parties jointly stipulated to the voluntary dismissal of the appeal with prejudice.

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

        Plaintiffs have appealed the July 24 decision on leave and certification to the Ontario Court of Appeal. The Company will oppose that appeal. A date for the appeal has not yet been set.

        The proposed class action in Quebec is stayed until September 16, 2016.

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

ITEM 1A.    RISK FACTORS

        Other than as described below, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"). To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to our business plan and any updated to our business strategy, such risk factors should be read in light of such information.

As a result of the sale of our Wind Projects, our business has become more concentrated, subjecting it to increased risk from each individual portion of the business.

        As a result of the sale of the Wind Projects on June 26, 2015, our operations have become more concentrated in our remaining East U.S., West U.S. and Canada segments, our portfolio of projects has become less diversified geographically and by fuel type, we have fewer renewable energy projects in our portfolio and our customer base is more concentrated. As a result, each of the risks that affected our projects described in our Annual Report on Form 10-K for the year ended December 31, 2014 prior to the sale of the Wind Projects, including, without limitation, our exposure to market prices of electricity and risks associated with equipment failure or frequent and/or larger than forecasted downtimes for equipment maintenance and repair, will now pose a greater risk to our overall business, financial condition and results of operations. Further, new laws or other regulatory developments that favor renewable energy and in particular, wind energy, may have a more significant adverse impact on our business than in the past. In addition, approximately 25% of our PPAs on a MW-weighted basis are scheduled to expire over the next five years, beginning in December 2017, and our weighted average remaining PPA life after the close of the sale of our Wind Project is approximately 8 years, down from 10 years previously. This increases our reliance on each of our existing PPAs and the potential adverse effect that could result from the expiration or termination of any single PPA. In addition, the increased concentration of our business in our remaining East U.S, West U.S. and Canada segments also increases our dependence on our remaining customers. For example, for the three months ended September 30, 2015, IESO, San Diego Gas & Electric, BC Hydro and Georgia Power collectively accounted for nearly 58.9% of our total consolidated revenues. IESO, San Diego Gas & Electric, Georgia Power and BC Hydro accounted for 22.9%, 16.7%, 10.2% and 9.1%, respectively. For the nine months ended September 30, 2015, IESO, San Diego Gas & Electric, BC Hydro and Georgia Power accounted for 27.7%, 12.6%, 10.4% and 7.7%, respectively, of total consolidated revenues for the nine months ended September 30, 2015. If any such customer stops purchasing output from our power generation projects or purchases less power than anticipated, such customer may be difficult to replace, if at all, which may adversely impact our business.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
10.1		Employment Agreement among the Company, Atlantic Power Services, LLC and Joseph E. Cofelice, dated September 15, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2015).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2015	Atlantic Power Corporation
	By:	/s/ TERRENCE RONAN
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)