Form 10-Q
period 2016-06-30
ATLANTIC POWER CORP
filed 2016-08-08
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

The number of shares outstanding of the registrant’s Common Stock as of August 4, 2016 was 120,508,716.

ATLANTIC POWER CORPORATION

FORM 10‑Q

THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$154.2	$72.4
Restricted cash	14.3	15.2
Accounts receivable	42.9	39.6
Current portion of derivative instruments asset (Notes 7 and 8)	1.6	—
Inventory	17.3	16.9
Prepayments	8.6	8.3
Other current assets	2.5	4.5
Total current assets	241.4	156.9
Property, plant, and equipment, net of accumulated depreciation of $268.8 million and $236.3 at June 30, 2016 and December 31, 2015, respectively	768.1	777.7
Equity investments in unconsolidated affiliates (Note 4)	281.0	286.2
Power purchase agreements and intangible assets, net of accumulated amortization of $271.0 million and $238.0 million at June 30, 2016 and December 31, 2015, respectively	287.0	308.9
Goodwill	134.5	134.5
Derivative instruments asset (Notes 7 and 8)	1.1	0.3
Deferred income taxes	2.2	—
Other assets	6.0	6.7
Total assets	$1,721.3	$1,671.2
Liabilities
Current liabilities:
Accounts payable	$6.4	$6.9
Accrued interest	0.9	1.6
Other accrued liabilities	22.5	25.4
Current portion of long-term debt (Note 5)	96.4	15.8
Current portion of derivative instruments liability (Notes 7 and 8)	23.6	36.7
Other current liabilities	4.4	2.5
Total current liabilities	154.2	88.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 5)	807.8	682.7
Convertible debentures, net of unamortized deferred financing costs (Note 6)	163.4	277.7
Derivative instruments liability (Notes 7 and 8)	28.5	20.8
Deferred income taxes	69.1	85.7
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $15.4 million and $14.0 million at June 30, 2016 and December 31, 2015, respectively	27.0	27.0
Other long-term liabilities	54.4	53.2
Total liabilities	1,304.4	1,236.0
Equity
Common shares, no par value, unlimited authorized shares; 120,682,964 and 122,153,082 issued and outstanding at June 30, 2016 and December 31, 2015	1,286.8	1,290.6
Accumulated other comprehensive loss (Note 2)	(120.2)	(139.3)
Retained deficit (Note 12)	(971.0)	(937.4)
Total Atlantic Power Corporation shareholders’ equity	195.6	213.9
Preferred shares issued by a subsidiary company (Note 12)	221.3	221.3
Total equity	416.9	435.2
Total liabilities and equity	$1,721.3	$1,671.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Project revenue:
Energy sales	$45.1	$47.5	$97.6	$101.5
Energy capacity revenue	37.3	38.0	69.2	71.5
Other	15.8	17.6	37.8	41.4
	98.2	103.1	204.6	214.4
Project expenses:
Fuel	35.1	38.0	74.0	84.2
Operations and maintenance	30.0	35.3	51.2	56.8
Development	—	—	—	1.1
Depreciation and amortization	25.5	28.2	50.3	56.1
	90.6	101.5	175.5	198.2
Project other income:
Change in fair value of derivative instruments (Notes 7 and 8)	12.2	6.8	11.0	5.2
Equity in earnings of unconsolidated affiliates (Note 4)	7.6	8.6	18.3	19.3
Interest, net	(2.4)	(2.0)	(4.5)	(4.1)
Other income, net	0.2	2.2	—	2.2
	17.6	15.6	24.8	22.6
Project income	25.2	17.2	53.9	38.8
Administrative and other expenses (income):
Administration	5.8	6.6	11.9	16.0
Interest, net	51.2	24.6	67.8	50.3
Foreign exchange loss (gain)	2.6	4.8	22.5	(27.4)
Other income, net (Note 6)	0.3	(1.7)	(2.2)	(3.1)
	59.9	34.3	100.0	35.8
(Loss) income from continuing operations before income taxes	(34.7)	(17.1)	(46.1)	3.0
Income tax (benefit) expense (Note 9)	(18.4)	2.9	(16.8)	(1.7)
(Loss) income from continuing operations	(16.3)	(20.0)	(29.3)	4.7
Net income from discontinued operations, net of tax (Note 3)	—	33.6	—	21.1
Net (loss) income	(16.3)	13.6	(29.3)	25.8
Net loss attributable to noncontrolling interests	—	(3.4)	—	(11.0)
Net income attributable to preferred shares dividends of a subsidiary company	2.2	2.3	4.2	4.6
Net (loss) income attributable to Atlantic Power Corporation	$(18.5)	$14.7	$(33.5)	$32.2
Basic and diluted (loss) income per share: (Note 11)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.15)	$(0.18)	$(0.28)	$—
Income from discontinued operations, net of tax	—	0.30	—	0.26
Net (loss) income attributable to Atlantic Power Corporation	$(0.15)	$0.12	$(0.28)	$0.26
Weighted average number of common shares outstanding: (Note 11)
Basic	121.6	121.9	121.8	121.7
Diluted	121.6	122.1	121.8	121.9

Dividends per common share:	$—	$0.02	$—	$0.05

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(16.3)	$13.6	$(29.3)	$25.8
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging activities	$(0.2)	$0.2	$(0.7)	$(0.4)
Net amount reclassified to earnings	0.2	0.1	0.4	0.4
Net unrealized gain (loss) on derivatives	—	0.3	(0.3)	—

Foreign currency translation adjustments	1.0	4.5	19.4	(30.6)
Other comprehensive income (loss), net of tax	1.0	4.8	19.1	(30.6)
Comprehensive (loss) income	(15.3)	18.4	(10.2)	(4.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.2	(1.1)	4.2	(6.4)
Comprehensive (loss) income attributable to Atlantic Power Corporation	$(17.5)	$19.5	$(14.4)	$1.6

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash provided by operating activities:
Net (loss) income	$(29.3)	$25.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50.3	66.4
Gain from discontinued operations	—	(47.3)
Gain on sale of development project and other assets	—	(2.3)
Gain on purchase and cancellation of convertible debentures	(2.5)	(3.0)
Loss on disposal of fixed assets	0.2	—
Stock-based compensation expense	0.8	1.0
Equity in earnings from unconsolidated affiliates	(18.3)	(19.3)
Distributions from unconsolidated affiliates	23.5	27.0
Unrealized foreign exchange loss (gain)	22.5	(27.6)
Change in fair value of derivative instruments	(11.0)	(4.5)
Change in deferred income taxes	(18.6)	20.4
Change in other operating balances
Accounts receivable	(3.3)	0.6
Inventory	(0.4)	2.8
Prepayments and other assets	39.2	9.3
Accounts payable	3.5	(3.4)
Accruals and other liabilities	(2.9)	7.5
Cash provided by operating activities:	53.7	53.4
Cash provided by investing activities:
Change in restricted cash	0.9	4.9
Proceeds from sale of assets and equity investments, net	—	326.3
Contribution to unconsolidated affiliate	—	(0.6)
Capitalized development costs	—	(0.8)
Reimbursement of costs for third-party construction project	4.7	—
Purchase of property, plant and equipment	(2.0)	(5.0)
Cash provided by investing activities	3.6	324.8
Cash provided by (used in) financing activities:
Proceeds from senior secured term loan facility, net of discount	679.0	—
Common share repurchases	(4.7)	—
Repayment of corporate and project-level debt	(502.7)	(62.2)
Repayment of convertible debentures	(127.0)	(18.0)
Deferred financing costs	(15.9)	—
Dividends paid to common shareholders	—	(5.8)
Dividends paid to noncontrolling interests	—	(3.8)
Dividends paid to preferred shareholders	(4.2)	(4.6)
Cash provided by (used in) financing activities	24.5	(94.4)
Net increase in cash and cash equivalents	81.8	283.8
Cash and cash equivalents at beginning of period at discontinued operations	—	3.9
Cash and cash equivalents at beginning of period	72.4	106.1
Cash and cash equivalents at end of period	$154.2	$393.8
Supplemental cash flow information
Interest paid	$34.7	$46.3
Income taxes paid, net	$1.9	$1.7
Accruals for construction in progress	$1.0	$—

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of June 30, 2016, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across eleven states in the United States and two provinces in Canada. Eighteen of our projects are majority‑owned subsidiaries.

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

In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of June 30, 2016, the results of operations and comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs. Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. These changes became effective for us on January 1, 2016. As a result, we have presented $22.2 million and $42.5 million of deferred financing costs as a direct deduction from long-term debt and convertible debentures for the periods ended June 30, 2016 and December 31, 2015, respectively.

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

adjustment to the provisional amounts had been recognized as of the acquisition date. The new requirements became effective for us beginning January 1, 2016. We will apply this new guidance to any future business combinations.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

2. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation
Balance at beginning of period	$(120.7)	$(101.4)	$(139.1)	$(66.3)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	1.0	4.5	19.4	(30.6)
Balance at end of period	$(119.7)	$(96.9)	$(119.7)	$(96.9)
Pension
Balance at beginning of period	$(0.4)	$(2.1)	$(0.4)	$(2.1)
Other comprehensive income (loss):
Unrecognized net actuarial gain (loss)	—	—	—	—
Tax benefit (expense)	—	—	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	—	—	—	—
Amortization of net actuarial loss	—	—	—	—
Tax benefit	—	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	—	—	—	—
Total Other comprehensive (loss) income	—	—	—	—
Balance at end of period	$(0.4)	$(2.1)	$(0.4)	$(2.1)
Cash flow hedges
Balance at beginning of period	$(0.1)	$(0.2)	$0.2	$0.1
Other comprehensive income (loss):
Net change from periodic revaluations	(0.3)	0.2	(1.1)	(0.3)
Tax benefit (expense)	0.1	(0.1)	0.4	0.1
Total Other comprehensive income before reclassifications, net of tax	(0.2)	0.1	(0.7)	(0.2)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.3	0.3	0.6	0.6
Tax expense	(0.1)	(0.1)	(0.2)	(0.4)
Total amount reclassified from Accumulated other comprehensive loss, net of tax	0.2	0.2	0.4	0.2
Total Other comprehensive income	—	0.3	(0.3)	—
Balance at end of period	$(0.1)	$0.1	$(0.1)	$0.1

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)	This amount was included in Interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

3. Discontinued operations

On June 26, 2015, Atlantic Power Transmission, Inc. (“APT”), our wholly-owned, direct subsidiary, sold our Wind Projects under a definitive agreement (the “Purchase Agreement”) with TerraForm AP Acquisition Holdings, LLC (“TerraForm”), an affiliate of SunEdison, Inc. (an affiliate of TerraForm Power, Inc.). The sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We recorded a $47.0 million gain on sale, which is included as a component of income from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2015.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the revenue and income from operations of the Wind Projects for the three and six months ended June 30, 2015:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2015	2015
Revenue	$18.1	$34.8
Project expenses:
Operations and maintenance	5.2	10.8
Depreciation and amortization	0.1	10.3
	5.3	21.1
Project other expense:
Change in fair value of derivatives	6.7	(0.7)
Equity in earnings of unconsolidated affiliates	0.7	(0.2)
Interest expense, net	(3.3)	(6.7)
Gain on sale of asset	47.3	47.3
	51.4	39.7
Income from operations of discontinued businesses	64.2	53.4
Income tax expense	30.6	32.3
Income from operations of discontinued businesses, net of tax	33.6	21.1
Net loss attributable to noncontrolling interests of discontinued businesses	(3.4)	(11.0)
Income from operations of discontinued businesses, net of noncontrolling interests	$37.0	$32.1

Basic and diluted earnings per share related to income from discontinued operations for the Wind Projects was $0.30 and $0.26 for the three and six months ended June 30, 2015, respectively.

The following table summarizes the operating and investing cash flows of the Wind Projects for the six months ended June 30, 2015:

Six months
ended
June 30,
2015
Cash provided by operating activities	$21.9
Cash provided by investing activities	(12.8)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three and six months ended June 30, 2016 and 2015, respectively, for our equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating results	2016	2015	2016	2015
Revenue
Chambers	$10.4	$10.9	$23.1	$26.3
Frederickson	4.8	5.4	9.9	10.1
Orlando	13.2	14.1	26.7	26.9
Other(1)	2.2	2.6	4.0	7.5
	30.6	33.0	63.7	70.8
Project expenses
Chambers	9.7	9.6	18.5	20.9
Frederickson	4.9	4.9	9.4	9.0
Orlando	6.0	6.7	12.6	13.3
Other(1)	1.9	2.7	4.0	7.4
	22.5	23.9	44.5	50.6
Project other expense
Chambers	(0.5)	(0.5)	(0.9)	(0.9)
Frederickson	—	—	—	—
Orlando	—	—	—	—
Other(1)	—	—	—	—
	(0.5)	(0.5)	(0.9)	(0.9)
Project income (loss)
Chambers	$0.2	$0.8	$3.7	$4.5
Frederickson	(0.1)	0.5	0.5	1.1
Orlando	7.2	7.4	14.1	13.6
Other(1)	0.3	(0.1)	—	0.1
	7.6	8.6	18.3	19.3

(1)	Includes equity method investments that individually do not exceed 10% of consolidated total assets or income (loss) before income taxes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

5. Long‑term debt

Long‑term debt consists of the following:

	June 30,	December 31,
	2016	2015	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$—	$473.2	LIBOR(1)	plus	3.75%
Senior secured term loan facility, due 2023	674.9	—	LIBOR(1)	plus	5.00%
Senior unsecured notes, due June 2036 (Cdn$210.0)	162.6	151.7			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	16.5	19.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025	28.3	29.5	LIBOR	plus	1.37%
Piedmont term loan, due 2018	59.0	59.0			8.47%
Other long-term debt	0.2	0.4	5.50	% -	6.70%
Less: unamortized discount	(19.7)	—
Less: unamortized deferred financing costs	(17.6)	(34.8)
Less: current maturities	(96.4)	(15.8)
Total long-term debt	$807.8	$682.7

Current maturities consist of the following:

	June 30,	December 31,
	2016	2015	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2021	$—	$4.7	LIBOR(1)	plus	3.75%
Senior secured term loan facility, due 2023(2)	84.9	—	LIBOR(1)	plus	5.00%
Epsilon Power Partners term facility, due 2019	6.1	6.0	LIBOR	plus	3.125%
Cadillac term loan, due 2025	2.8	2.5	LIBOR	plus	1.37%
Piedmont term loan, due 2018	2.4	2.4			8.47%
Other short-term debt	0.2	0.2	5.50	% -	6.70%
Total current maturities	$96.4	$15.8

(1)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $444.4 million of the $674.9 million outstanding aggregate borrowings under our senior secured term loan facility at June 30, 2016. See Note 8, Accounting for derivative instruments and hedging activities for further details.

(2)

On a quarterly basis, we make a cash sweep payment to fund the principal balance, based on terms as defined in the credit agreement and disclosed below. The portion of the senior secured term loan facility classified as current is based on principal payments required to reduce the aggregate principal amount of New Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

New Credit Facilities

On April 13, 2016, APLP Holdings Limited Partnership (“APLP Holdings”), our wholly-owned subsidiary, entered into new senior secured credit facilities, comprising $700 million in aggregate principal amount of senior secured term loan facilities (the “New Term Loans”) and $200 million in aggregate principal amount of senior secured revolving credit facilities (the “New Revolver” and together with the New Term Loans, the “New Credit Facilities”). On the same date, $700 million was drawn under the New Term Loan, bearing interest at the Adjusted Eurodollar Rate plus the applicable margin of 5.00%, and letters of credit in an aggregate face amount of $105.8 million were issued (but not drawn) pursuant to the revolving commitments under the New Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service (approximately $25.3 million), and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company. The New Revolver matures in April 2021 and the New Term Loans mature in April 2023. We received $679.0 million in proceeds after an original issue discount of 3% ($21.0 million).

We have used the $679.0 million proceeds from the New Term Loans to:

•            redeem in whole, at a price equal to par plus accrued interest, APLP’s existing senior secured term loan, maturing in February 2021, in an aggregate principal amount outstanding of $447.9 million (see “Senior Secured Credit Facilities” below);

•           redeem in whole, at a price equal to par plus accrued interest (i) our outstanding Cdn$67.2 million 6.25% Convertible Unsecured Subordinated Debentures, Series A, maturing in March 2017 (the “Series A Debentures”) and (ii) our outstanding Cdn$75.8 million 5.60% Convertible Unsecured Subordinated Debentures, Series B, maturing in June 2017 (the “Series B Debentures”) (total US$ equivalent of $110.7 million);

•         redeem, at a price equal to $965 per $1,000 principal amount plus accrued interest, $62.7 million of our 5.75% Convertible Unsecured Subordinated Debentures, Series C, maturing on June 30, 2019; and

•           pay transaction costs and expenses of approximately $14.4 million.

We may use the remaining proceeds of approximately $43.0 million for any corporate purpose.

We accounted for the redemption of the Senior Secured Credit Facilities as an extinguishment of debt and wrote off $30.2 million of deferred financing costs to interest expense in the three months ended June 30, 2016.

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

The New Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

exceptions), and certain other assets. The New Credit Facilities also have the benefit of a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. Atlantic Power Limited Partnership (“APLP”), a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount of 5.95% Medium Term Notes due June 23, 2036 (the “MTNs”) that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the New Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

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

Under certain conditions the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated.  Such events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

warranties in any material respect, non-payment or acceleration of other material debt of APLP Holdings and its subsidiaries, bankruptcy, material judgments rendered against APLP Holdings or certain of its subsidiaries, certain ERISA or regulatory events, a Change of Control of APLP Holdings (solely with respect to the New Revolver), or defaults under certain guaranties and collateral documents securing the New Credit Facilities, in each case subject to various exceptions and notice, cure and grace periods.

Senior Secured Credit Facilities

As noted above in “New Credit Facilities”, our senior secured credit facilities were redeemed on April 13, 2016. The redemption and extinguishment was recorded in the three months ended June 30, 2016.

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

Non‑Recourse Debt

Project level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project level debt generally amortizes during the term of the respective revenue-generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash to Atlantic Power. At June 30, 2016, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but the debt is not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants or to make distributions before the project’s debt maturity in 2018 at the earliest.

6. Convertible debentures

Convertible debentures consist of the following:

	June 30,	December 31,
	2016	2015
6.25% Debentures due March 2017	$—	$48.6
5.60% Debentures due June 2017	—	54.8
5.75% Debentures due June 2019	105.3	117.0
6.00% Debentures due December 2019 (Cdn$81.0 million)	62.7	65.0
Less: Unamortized deferred financing costs	(4.6)	(7.7)
Total convertible debentures	$163.4	$277.7

On November 11, 2014, we commenced a normal course issuer bid (“NCIB”) for our convertible debentures. Under the NCIB, we entered into a pre-defined automatic securities purchase plan with our broker in order to facilitate purchases of our convertible debentures which expired on November 10, 2015. As of December 31, 2015, we had

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

repurchased and cancelled $24.8 million of convertible debentures and recorded a gain of $3.1 million in the consolidated statements of operations related to these transactions.

On December 29, 2015, we commenced a new NCIB, which will expire on December 28, 2016. The actual amount of convertible debentures that may be purchased under the NCIB is approximately $28.5 million and is further limited to 10% of the public float of our convertible debentures. Since inception of the NCIB in the fourth quarter of 2015 and through June 30, 2016, we repurchased and canceled $18.8 million of convertible debentures and recorded a gain of $2.5 million in the consolidated statement of operations for the six months ended June 30, 2016.

On April 13, 2016, we deposited a portion of the proceeds from the issuance of the New Credit Facilities, for the redemption in whole on May 13, 2016 at a price equal to par plus accrued interest (i) the outstanding Cdn$67.2 million 6.25% Debentures due March 2017 and (ii) the outstanding Cdn$75.8 million 5.60% Debentures due June 2017 (total US$ equivalent of $110.7 million as of April 13, 2016). Deferred financing costs related to the debentures of $1.3 million were written off and recorded to interest expense in April 2016.

On June 17, 2016, we commenced a substantial issuer bid to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding 5.75% Series C Convertible Unsecured Subordinated Debentures maturing June 30, 2019. The offer expired on July 22, 2016. An aggregate of $62.7 million principal amount of the debentures were purchased and cancelled under the offer. As of August 4, 2016 there were approximately $42.6 million principal amount of Series C debentures outstanding. We will record a gain of approximately $1.3 million related to the repurchase in the consolidated statements of operations for the three and nine months ended September 30, 2016.

7. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of June 30, 2016 and December 31, 2015. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$154.2	$—	$—	$154.2
Restricted cash	14.3	—	—	14.3
Derivative instruments asset	—	2.7	—	2.7
Total	$168.5	$2.7	$—	$171.2
Liabilities:
Derivative instruments liability	$—	$52.1	$—	$52.1
Total	$—	$52.1	$—	$52.1

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$72.4	$—	$—	$72.4
Restricted cash	15.2	—	—	15.2
Derivative instruments asset	—	0.3	—	0.3
Total	$87.6	$0.3	$—	$87.9
Liabilities:
Derivative instruments liability	$—	$57.5	$—	$57.5
Total	$—	$57.5	$—	$57.5

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of June 30, 2016, the credit valuation adjustments resulted in a $5.3 million net increase in fair value, which consists of a $0.6 million pre‑tax gain in other comprehensive income and a $4.7 million gain in change in fair value of derivative instruments. As of December 31, 2015, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.4 million pre‑tax gain in other comprehensive income and a $3.4 million gain in change in fair value of derivative instruments.

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

In June 2014, APLP entered into contracts for the purchase of 2.9 million Gigajoules (“Gj”) of future natural gas purchases beginning on November 1, 2014 and expiring on December 31, 2017 for our projects in Ontario. These contracts effectively fix the price of approximately 100% of our expected uncontracted gas requirements for 2015 and 35% and 30% of our expected uncontracted gas requirements for 2016 and 2017, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

We have entered into various natural gas sales and purchase agreements for approximately 1,302,000 MMBtu to effectively mitigate seasonal fluctuation of future natural gas price at Morris through March 2017. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at June 30, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 5.7 million Mmbtu of future natural gas purchases at Orlando, which is approximately 95% of our share of the expected natural gas purchases at the project through December 2017. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at June 30, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

On May 5, 2014, APLP entered into several interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($134.4 million at June 30, 2016) of the $600 million aggregate principal amount of borrowings under the Term Loan Facility, which had entered on February 24, 2014 and redeemed in whole on May 2016. The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations. These interest rate swap agreements were novated to APLP Holdings.

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate for $310.0 million notional amount of the $700.0 million aggregate principal amount ($674.9 million at June 30, 2016) of borrowings under the New Term Loans in addition to previously entered interest rate swap agreements for the notional amount of $199.0 million ($134.4 million at June 30, 2016) under the Term Loan Facility. The new agreements were entered into on May 25, 2016 and June 28, 2016 for the notional amounts of $150.0 million and $160.0 million, and terminate on March 31, 2020 and September 30, 2019, respectively.

Borrowings under the $700.0 million New Term Loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 5.00%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 6.00% all-in rate on the Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $509.0 million of the New Term Loans cannot be less than 6.00%, if the Adjusted Eurodollar Rate is equal to or greater than 1.00%.

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

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at June 30, 2016 and December 31, 2015:

		June 30,	December 31,
	Units	2016	2015
Natural gas swaps	Natural Gas (Mmbtu)	5.7	2.8
Gas purchase agreements	Natural Gas (Gigajoules)	19.4	25.0
Interest rate swaps	Interest (US$)	532.3	302.3

Fair value of derivative instruments

We have elected to disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	June 30, 2016
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.0
Interest rate swaps long-term	—	3.2
Total derivative instruments designated as cash flow hedges	—	4.2
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	3.3
Interest rate swaps long-term	—	12.4
Natural gas swaps current	1.6	1.9
Natural gas swaps long-term	1.1	—
Gas purchase agreements current	—	17.4
Gas purchase agreements long-term	—	12.9
Total derivative instruments not designated as cash flow hedges	2.7	47.9
Total derivative instruments	$2.7	$52.1

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

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended June 30, 2016	Swaps
Accumulated OCI balance at March 31, 2016	$(0.1)
Change in fair value of cash flow hedges	(0.2)
Realized from OCI during the period	0.2
Accumulated OCI balance at June 30, 2016	$(0.1)

Interest Rate
Three Months Ended June 30, 2015	Swaps
Accumulated OCI balance at March 31, 2015	$(0.2)
Change in fair value of cash flow hedges	0.2
Realized from OCI during the period	0.1
Accumulated OCI balance at June 30, 2015	$0.1

Interest Rate
Six Months Ended June 30, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.7)
Realized from OCI during the period	0.4
Accumulated OCI balance at June 30, 2016	$(0.1)

Interest Rate
Six Months Ended June 30, 2015	Swaps
Accumulated OCI balance at January 1, 2015	$0.1
Change in fair value of cash flow hedges	(0.4)
Realized from OCI during the period	0.4
Accumulated OCI balance at June 30, 2015	$0.1

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended June 30,		Six Months Ended June 30,
	recognized in income	2016	2015	2016	2015
Gas purchase agreements	Fuel	$12.5	$12.3	24.0	$24.2
Natural gas swaps	Fuel	1.3	1.6	3.3	3.0
Interest rate swaps	Interest, net	1.1	1.0	1.7	1.9

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the unrealized loss (gain) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
	recognized in income	2016	2015	2016	2015
Natural gas swaps	Change in fair value of derivatives	$4.0	$1.4	$5.8	$0.8
Gas purchase agreements	Change in fair value of derivatives	11.4	3.9	11.2	5.6
Interest rate swaps	Change in fair value of derivatives	(3.2)	1.5	(6.0)	(1.2)
		$12.2	$6.8	$11.0	$5.2

9. Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current income tax expense	$0.3	$6.2	$1.8	$7.3
Deferred tax benefit	(18.7)	(3.3)	(18.6)	(9.0)
Total income tax (benefit) expense, net	$(18.4)	$2.9	$(16.8)	$(1.7)

For the three and six months ended June 30, 2016 and 2015

Income tax benefit for the three months ended June 30, 2016 was $18.4 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26% was $9.0 million. The primary items impacting the tax rate for the three months ended June 30, 2016 were $4.6 million related to capital gain on intercompany notes, $2.6 million related to foreign exchange, $1.8 million relating to a change in the valuation allowance and $0.4 million of other permanent differences. These items were partially offset by $18.8 million related to capital loss recognized on tax restructuring.

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

Income tax benefit for the six months ended June 30, 2016 was $16.8 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $12.0 million. The primary items impacting the tax rate for the six months ended June 30, 2016 were $5.1 million relating to foreign exchange, $4.6 million relating to a change in the valuation allowance, $4.2 million related to capital gain on intercompany notes and $0.1 million of other permanent differences. These items were partially offset by $18.8 million related to capital loss recognized on tax restructuring.

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

As of June 30, 2016, we have recorded a valuation allowance of $179.8 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

10. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the six months ended June 30, 2016:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2015	1,298,401	$2.88
Granted	1,594,954	1.81
Vested and redeemed	(771,437)	2.85
Forfeitures	(7,431)	2.71
Outstanding at June 30, 2016	2,114,487	$2.08

Cash payments made for vested notional units for the six months ended June 30, 2016 and 2015 were $0.4 million and $0.6 million, respectively. Compensation expense for LTIP was $0.8 million and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at June 30, 2016 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015(Cdn$3.18) by at least 50%.

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

Because we reported a loss for the three and six months ended June 30, 2016, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(18.5)	$(22.3)	$(33.5)	$0.1
Income from discontinued operations, net of tax	—	37.0	—	32.1
Net (loss) income attributable to Atlantic Power Corporation	$(18.5)	$14.7	$(33.5)	$32.2
Denominator:
Weighted average basic shares outstanding	121.6	121.9	121.8	121.7
Dilutive potential shares:
Convertible debentures	14.8	22.6	18.3	23.0
LTIP notional units	0.1	0.2	0.1	0.2
Potentially dilutive shares	136.5	144.7	140.2	144.9
Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.15)	$(0.18)	$(0.28)	$—
Diluted earnings per share from discontinued operations	—	0.30	—	0.26
Diluted (loss) earnings per share attributable to Atlantic Power Corporation	$(0.15)	$0.12	$(0.28)	$0.26

The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Interest expense, net of any income tax effects, is added back to the numerator for purposes of the if-converted calculation. Potentially dilutive shares from convertible debentures of $14.8 million and $18.3 million have been excluded from fully diluted shares in the three and six months ended June 30, 2016, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from convertible debentures of $22.6 million and $23.0 million have been excluded from fully diluted shares in the three and six months ended June 30, 2015, respectively, because their impact would be anti-dilutive.

12. Equity

The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the six months ended June 30, 2016 and 2015:

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

	Six months ended June 30, 2016
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2016	$213.9	$221.3	$435.2
Net (loss) income	(33.5)	4.2	(29.3)
Realized and unrealized loss on hedging activities, net of tax	(0.3)	—	(0.3)
Foreign currency translation adjustment	19.4	—	19.4
Common share repurchases	(4.7)	—	(4.7)
Stock-based compensation	0.8	—	0.8
Dividends declared on preferred shares of a subsidiary company	—	(4.2)	(4.2)
Balance at June 30, 2016	$195.6	$221.3	$416.9

	Six months ended June 30, 2015
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary	Noncontrolling
	Shareholders’ Equity	company	Interests	Total Equity
Balance at January 1, 2015	$356.2	$221.3	$239.0	$816.5
Net income (loss)	32.2	4.6	(11.0)	25.8
Foreign currency translation adjustment	(30.6)	—	—	(30.6)
Stock-based compensation	1.0	—	—	1.0
Dividends paid to noncontrolling interest	—	—	(3.7)	(3.7)
Dividends declared on common shares	(5.8)	—	—	(5.8)
Dividends declared on preferred shares of a subsidiary company	—	(4.6)	—	(4.6)
Derecognition of noncontrolling interests upon sale of subsidiaries	—	—	(224.3)	(224.3)
Balance at June 30, 2015	$353.0	$221.3	$—	$574.3

Stock Repurchase Program

In December 2015, our Board of Directors approved an NCIB for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd (“APPEL”), our wholly-owned subsidiary. The Board authorization permits the Company to repurchase stock through open market repurchases. The NCIB will expire on December 28, 2016 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIB. From inception of the NCIB through June 30, 2016, we repurchased a cumulative 2,025,080 common shares at a total cost of $4.7 million. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets.

13. Segment and geographic information

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as the result of significant asset sales and in order to align with changes in management’s structure, resource allocation and performance assessment in making decisions regarding our operations. The Wind Projects, which made up the entirety of the former Wind segment, were sold in June 2015 and

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

are designated as discontinued operations for the three and six months ended June 30, 2015. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about project performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented as proportionately consolidated based on our ownership percentage in the reconciliation of Project Adjusted EBITDA to project income (loss).

A reconciliation of Net income (loss) from continuing operations to Project Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 is included in the table below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended June 30, 2016
Project revenues	$33.7	$25.5	$38.8	$0.2	$98.2
Segment assets	787.1	335.9	430.3	168.0	1,721.3
Net income (loss) from continuing operations	9.6	4.6	12.9	(43.4)	(16.3)
Income tax benefit	—	—	—	(18.4)	(18.4)
Income (loss) from continuing operations before income taxes	9.6	4.6	12.9	(61.8)	(34.7)
Administration	—	—	—	5.8	5.8
Interest, net	—	—	—	51.2	51.2
Foreign exchange loss	—	—	—	2.6	2.6
Other income, net	—	—	—	0.3	0.3
Project income (loss)	$9.6	$4.6	$12.9	$(1.9)	$25.2
Change in fair value of derivative instruments	(2.5)	—	(11.6)	1.9	(12.2)
Depreciation and amortization	10.9	9.9	9.6	—	30.4
Interest, net	2.9	—	—	—	2.9
Other project expense	—	—	—	(0.1)	(0.1)
Project Adjusted EBITDA	$20.9	$14.5	$10.9	$(0.1)	$46.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended June 30, 2015
Project revenues	$38.9	$26.3	$37.7	$0.2	$103.1
Segment assets	858.6	375.8	612.8	452.7	2,299.9
Net income (loss) from continuing operations	$16.7	$(4.3)	$2.8	$(35.2)	$(20.0)
Income tax expense	—	—	—	2.9	2.9
Income (loss) from continuing operations before income taxes	16.7	(4.3)	2.8	(32.3)	(17.1)
Administration	—	—	—	6.6	6.6
Interest, net	—	—	—	24.6	24.6
Foreign exchange gain	—	—	—	4.8	4.8
Other income, net	—	—	—	(1.7)	(1.7)
Project income (loss)	$16.7	$(4.3)	$2.8	$2.0	$17.2
Change in fair value of derivative instruments	(3.0)	—	(3.9)	—	(6.9)
Depreciation and amortization	10.8	10.0	12.7	(0.2)	33.3
Interest, net	2.5	—	—	—	2.5
Other project expense (income)	—	—	—	(2.2)	(2.2)
Project Adjusted EBITDA	$27.0	$5.7	$11.6	$(0.4)	$43.9

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Six Months Ended June 30, 2016
Project revenues	$73.1	$44.5	$86.5	$0.5	$204.6
Segment assets	787.1	335.9	430.3	168.0	1,721.3
Net income (loss) from continuing operations	$25.6	$2.3	$29.3	$(86.5)	$(29.3)
Income tax benefit	—	—	—	(16.8)	(16.8)
Income (loss) from continuing operations before income taxes	25.6	2.3	29.3	(103.3)	(46.1)
Administration	—	—	—	11.9	11.9
Interest, net	—	—	—	67.8	67.8
Foreign exchange loss	—	—	—	22.5	22.5
Other income, net	—	—	—	(2.2)	(2.2)
Project (loss) income	$25.6	$2.3	$29.3	$(3.3)	$53.9
Change in fair value of derivative instruments	(1.7)	—	(12.1)	2.8	(11.0)
Depreciation and amortization	21.9	19.7	18.5	0.2	60.3
Interest, net	5.4	—	—	—	5.4
Other project expense	—	—	—	0.1	0.1
Project Adjusted EBITDA	$51.2	$22.0	$35.7	$(0.2)	$108.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Six Months Ended June 30, 2015
Project revenues	$76.5	$49.3	$88.2	$0.4	$214.4
Segment assets	858.6	375.8	612.8	452.7	2,299.9
Net (loss) income from continuing operations	$28.0	$(4.0)	$16.0	$(35.3)	$4.7
Income tax benefit	—	—	—	(1.7)	(1.7)
(Loss) income from continuing operations before income taxes	28.0	(4.0)	16.0	(37.0)	3.0
Administration	—	—	—	16.0	16.0
Interest, net	—	—	—	50.3	50.3
Foreign exchange loss	—	—	—	(27.4)	(27.4)
Other income, net	—	—	—	(3.1)	(3.1)
Project (loss) income	28.0	$(4.0)	$16.0	$(1.2)	38.8
Change in fair value of derivative instruments	(0.4)	—	(5.5)	0.8	(5.1)
Depreciation and amortization	21.2	19.6	24.9	0.4	66.1
Interest, net	4.9	—	—	—	4.9
Other project expense	—	—	—	(2.2)	(2.2)
Project Adjusted EBITDA	$53.7	$15.6	$35.4	$(2.2)	$102.5

The table below provides information, by country, about our consolidated operations for each of the three and six months ended June 30, 2016 and 2015 and Property, Plant & Equipment as of June 30, 2016 and December 31, 2015, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue Three Months Ended June 30,		Project Revenue Six Months Ended June 30,		Property, Plant and Equipment, net of accumulated depreciation
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
United States	$59.4	$65.4	$118.1	$126.2	$510.5	$529.6
Canada	38.8	37.7	86.5	88.2	257.6	248.1
Total	$98.2	$103.1	$204.6	$214.4	$768.1	$777.7

Independent Electricity System Operator (“IESO”), BC Hydro and San Diego Gas & Electric provided 31%, 14%, and 11%, respectively, of total consolidated revenues for the three months ended June 30, 2016. IESO, BC Hydro and Niagara Mohawk provided 35%, 14% and 9% respectively, of total consolidated revenues for the six months ended June 30, 2016. IESO, San Diego Gas & Electric, BC Hydro and Niagara Mohawk Power Corporation provided 26.4%, 12.5%,  10.3% and 10.9%, respectively, of total consolidated revenues for the three months ended June 30, 2015 and 30.2%, 10.6%, 11.0% and 8.6%, respectively, of total consolidated revenues for the six months ended June 31, 2015. IESO purchases electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the Canada segment, San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment and Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment.

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

In connection with the Purchase Agreement for the sale of the Wind Projects, on June 30, 2015, we entered into a guaranty agreement, under which we agreed to guarantee the full and prompt payment of all payment obligations of APT under the Purchase Agreement as and when they shall become due. APT and TerraForm have agreed to utilize the representation and warranty insurance for coverage of certain indemnification obligations, subject to a cap and certain exclusions.

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

Other

In addition to the matters listed above, from time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of June 30, 2016.

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

OVERVIEW

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of June 30, 2016, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty‑three operational power generation projects across eleven states in the United States and two provinces in Canada. Eighteen of our projects are majority‑owned subsidiaries.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from December 31, 2017 to December 31, 2037, and approximately 25% of our PPAs on a MW‑weighted basis are scheduled to expire over the next four years. Our weighted average remaining PPA life is approximately 8 years. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

RECENT DEVELOPMENTS

Substantial Issuer Bid

On June 17, 2016, we commenced a substantial issuer bid to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding 5.75% Series C Convertible Unsecured Subordinated Debentures maturing June 30, 2019. The offer expired on July 22, 2016. An aggregate of $62.7 million principal amount of the debentures were purchased and cancelled under the offer. As of August 4, 2016 there were approximately $42.6 million principal amount of Series C debentures outstanding. We will record a gain of approximately $1.3 million related to the repurchase in the consolidated statement of operations for the three and nine months ended September 30, 2016.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of August 4, 2016, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by

Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

								Customer
							Power	Credit
				Economic	Net		Contract	Rating
Project	Location	Type	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
East U.S. Segment
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December, 2023	A–
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	December, 2032	A–
Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP(2)	December, 2034	BBB+
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December, 2028	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric(3)	March, 2024	BBB+
					16	Chemours Co.	March, 2024	BB-
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September, 2018	AA
Curtis Palmer(4)	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December, 2027	A–
Selkirk(1)	New York	Natural Gas	345	17.70%	61	Merchant	N/A	NR
West U.S. Segment
Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric(5)	December, 2019	A
Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric(5)	December, 2019	A
North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric(5)	December, 2019	A
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May, 2020	BBB+
Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April, 2022	A–
Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August, 2022	AA–
					45	Grays Harbor PUD	August, 2022	A+
					30	Franklin, Co. PUD	August, 2022	A+
Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December, 2037	BBB
Canada Segment
Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September, 2027	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August, 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March, 2018	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Independent Electricity System Operator	June, 2020	AA
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December, 2017	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December, 2022	AA
North Bay	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December, 2017	AA
Tunis(6)	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	NA	AA

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(3)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through June 30, 2016, the facility has generated 6,858 GWh under its PPA.

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

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, which are analyzed in greater detail below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Project revenue	$98.2	$103.1	$204.6	$214.4
Project income	$25.2	$17.2	$53.9	$38.8
(Loss) income from continuing operations	$(16.3)	$(20.0)	$(29.3)	$4.7
Income from discontinued operations	$—	$33.6	$—	$21.1
Net (loss) income attributable to Atlantic Power Corporation	$(18.5)	$14.7	$(33.5)	$32.2
Loss per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(0.15)	$(0.18)	$(0.28)	$—
Earnings per share from discontinued operations—basic and diluted	—	0.30	—	0.26
(Loss) earnings per share attributable to Atlantic Power Corporation—basic and diluted	$(0.15)	$0.12	$(0.28)	$0.26
Project Adjusted EBITDA(1)	$46.2	$43.9	$108.7	$102.5

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Revenue decreased from $103.1 million in the three months ended June 30, 2016 to $98.2 million, a decrease of $4.9 million from the comparable 2015 period. The primary drivers of the decrease are as follows:

•

Impact of lower fuel costs – energy revenue pricing at several of our projects is impacted by changes in fuel cost. Lower fuel prices during 2016 resulted in a $2.6 million decrease in revenue from 2015. These decreases in revenue are offset by lower fuel expense so the net impact on project income is not material;

•	Hydrological conditions – a $1.3 million decrease from lower water flows at our hydro projects; and

•

Currency – an approximate $1.8 million impact at our Canadian projects resulting from fluctuations of the Canadian Dollar against the U.S. dollar. The decrease in revenue due to currency is partially offset by the benefit of lower expenses also from currency at our Canadian projects. Currency had a net negative impact of $0.4 million on consolidated project income relative to the comparable 2015 period.

Consolidated project income was $25.2 million for the three months ended June 30, 2016, an increase of $8.0 million from the comparable 2015 period. The primary drivers of the increase are as follows:

•

Fuel swap and natural gas purchases – Change in fair value of derivatives increased $5.4 million from the comparable 2015 period due to favorable future settlement gas prices, partially offset by negative change of $1.8 million from increased volume of interest swaps entered into for the New Term Loans.

•

Depreciation and amortization – depreciation and amortization decreased $2.7 million from the comparable 2015 period due to lower property, plant and equipment resulting from a $76.6 million long-lived asset impairment recorded in the fourth quarter of 2015.

These increases in project income were partially offset by decreases in project income resulting from:

•	Revenue – revenue decreased $4.9 million as discussed above.

Revenue decreased from $214.4 million in the six months ended June 30, 2016 to $204.6 million, a decrease of $9.8 million from the comparable 2015 period. The primary drivers of the decrease are as follows:

•

Impact of lower fuel costs – energy revenue pricing at several of our projects is impacted by changes in fuel cost. Lower fuel prices during 2016 resulted in an $11.7 million decrease in revenue from 2015. These decreases in revenue are offset by lower fuel expense so the net impact on project income is not material; and

•

Currency – an approximate $6.9 million impact at our Canadian projects resulting from fluctuations of the Canadian Dollar against the U.S. dollar. The decrease in revenue due to currency is partially offset by the benefit of lower expenses also from currency at our Canadian projects. Currency had a net negative impact of $2.1 million on consolidated project income relative to the comparable 2015 period.

These decreases were partially offset by:

•	Hydrological conditions – a $4.3 million increase from higher water flows at our hydro projects.

Consolidated project income was $53.9 million for the six months ended June 30, 2016, an increase of $15.1 million from the comparable 2015 period. The primary drivers of the increase are as follows:

•	Fuel expense – fuel expense decreased from $84.2 million in the six months ended June 30, 2015 to $74.0 million in the six months ended June 30, 2016 primarily due to lower natural gas prices; and

•

Depreciation and amortization – depreciation and amortization decreased $5.8 million from the comparable 2015 period due to lower property, plant and equipment resulting from a $76.6 million long-lived asset impairment recorded in the fourth quarter of 2015.

These increases in project income were partially offset by decreases in project income resulting from:

•	Revenue – revenue decreased $9.8 million as discussed above.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 51.

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

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table provides our consolidated results of operations:

	Three months ended June 30,
	2016	2015	$ change	% change
Project revenue:
Energy sales	$45.1	$47.5	$(2.4)	(5.1)%
Energy capacity revenue	37.3	38.0	(0.7)	(1.8)%
Other	15.8	17.6	(1.8)	(10.2)%
	98.2	103.1	(4.9)	(4.8)%
Project expenses:
Fuel	35.1	38.0	(2.9)	(7.6)%
Operations and maintenance	30.0	35.3	(5.3)	(15.0)%
Depreciation and amortization	25.5	28.2	(2.7)	(9.6)%
	90.6	101.5	(10.9)	(10.7)%
Project other income:
Change in fair value of derivative instruments	12.2	6.8	5.4	79.4%
Equity in earnings of unconsolidated affiliates	7.6	8.6	(1.0)	(11.6)%
Interest expense, net	(2.4)	(2.0)	(0.4)	20.0%
Other income, net	0.2	2.2	(2.0)	(90.9)%
	17.6	15.6	2.0	12.8%
Project income	25.2	17.2	8.0	46.5%
Administrative and other expenses (income):
Administration	5.8	6.6	(0.8)	(12.1)%
Interest, net	51.2	24.6	26.6	108.1%
Foreign exchange loss	2.6	4.8	(2.2)	(45.8)%
Other expense (income), net	0.3	(1.7)	2.0	(117.6)%
	59.9	34.3	25.6	74.6%
Loss from continuing operations before income taxes	(34.7)	(17.1)	(17.6)	102.9%
Income tax (benefit) expense	(18.4)	2.9	(21.3)	NM
Loss from continuing operations	(16.3)	(20.0)	3.7	(18.5)%
Income from discontinued operations, net of tax	—	33.6	(33.6)	(100.0)%
Net (loss) income	(16.3)	13.6	(29.9)	NM
Net loss attributable to noncontrolling interests	—	(3.4)	3.4	(100.0)%
Net income attributable to Preferred share dividends of a subsidiary company	2.2	2.3	(0.1)	(4.3)%
Net (loss) income attributable to Atlantic Power Corporation	$(18.5)	$14.7	$(33.2)	NM

	Three months ended June 30, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$17.5	$7.6	$20.0	$—	$45.1
Energy capacity revenue	13.0	13.3	11.0	—	37.3
Other	3.2	4.6	7.8	0.2	15.8
	33.7	25.5	38.8	0.2	98.2
Project expenses:
Fuel	12.0	7.9	15.2	—	35.1
Operations and maintenance	10.9	6.2	12.7	0.2	30.0
Depreciation and amortization	8.5	7.3	9.6	0.1	25.5
	31.4	21.4	37.5	0.3	90.6
Project other income (expense):
Change in fair value of derivative instruments	2.5	—	11.6	(1.9)	12.2
Equity in earnings of unconsolidated affiliates	7.1	0.5	—	—	7.6
Interest expense, net	(2.4)	—	—	—	(2.4)
Other expense, net	0.1	—	—	0.1	0.2
	7.3	0.5	11.6	(1.8)	17.6
Project income (loss)	$9.6	$4.6	$12.9	$(1.9)	$25.2

	Three months ended June 30, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total (1)
Project revenue:
Energy sales	$20.5	$8.4	$18.6	$—	$47.5
Energy capacity revenue	14.3	13.1	10.6	—	38.0
Other	4.1	4.8	8.5	0.2	17.6
	38.9	26.3	37.7	0.2	103.1
Project expenses:
Fuel	13.5	8.8	15.7	—	38.0
Operations and maintenance	9.4	14.9	10.4	0.6	35.3
Development	—	—	—	—	—
Depreciation and amortization	8.4	7.3	12.7	(0.2)	28.2
	31.3	31.0	38.8	0.4	101.5
Project other income (expense):
Change in fair value of derivative instruments	2.9	—	3.9	—	6.8
Equity in earnings of unconsolidated affiliates	8.2	0.4	—	—	8.6
Interest expense, net	(2.0)	—	—	—	(2.0)
Other expense, net	—	—	—	2.2	2.2
	9.1	0.4	3.9	2.2	15.6
Project income (loss)	$16.7	$(4.3)	$2.8	$2.0	$17.2

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended June 30, 2015. The Wind Projects were sold in June 2015.

East U.S.

Project income for the three months ended June 30, 2016 decreased $7.1 million from the comparable 2015 period primarily due to:

•	decreased project income of $3.1 million at Curtis Palmer primarily due to lower water flow than the comparable period in 2015;

•

decreased project income of $2.9 million at Piedmont primarily due to a $2.1 million decrease in change in fair value of derivatives, a $0.4 million increase in interest expense and a $0.3 million decrease in energy sales; and

•

decreased project income of $2.4 million at Morris primarily due to a $1.3 million decrease in capacity revenue from lower gas prices, a $0.7 million decrease in change in fair value of derivatives and a $0.3 million increase in depreciation.

These decreases were partially offset by:

•	Increased project income of $2.3 million at Orlando primarily due to a $2.4 million increase in change in fair value of derivatives.

West U.S.

Project income for the three months ended June 30, 2016 increased $8.9 million from the comparable 2015 period primarily due to:

•

increased project income of $8.3 million at Manchief primarily due to lower maintenance costs than the comparable period in 2015. Manchief underwent a scheduled maintenance overhaul outage during the second quarter of 2015.

Canada

Project income for the three months ended June 30, 2016 increased $10.1 million from the comparable 2015 period primarily due to:

•	increased project income of $2.8 million at Nipigon primarily due to a positive $3.0 million change in the fair value of gas purchase agreements that are accounted for as derivatives;

•

increased project income of $2.0 million at Williams Lake due to a $2.6 million decrease in depreciation expenses resulting from a long-lived asset impairment recorded in the fourth quarter of December 31, 2015, offset by lower energy revenue;

•	increased project income of $1.9 million at Mamquam primarily due to a $1.7 million increase in energy sales from higher water flow than the comparable period in 2015;

•

increased project income of $1.6 million at North Bay primarily due to a positive $2.4 million change in the fair value of gas purchase agreements that are accounted for as derivatives, offset by a $1.1 million increase in operations and maintenance cost; and

•

increased project income of $1.4 million at Kapuskasing primarily due to a positive $2.4 million change in the fair value of gas purchase agreements that are accounted for as derivatives, offset by a $1.1 million increase in operations and maintenance cost.

Un‑allocated Corporate

Total project loss for the three months ended June 30, 2016 increased by $3.9 million from the comparable 2015 period primarily due to a $2.3 million gain on sale of the Frontier solar development project in 2015 and a $1.9 million decrease in the fair value of interest rate swap agreements at APLP.

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

Administration

Administration expense decreased $0.8 million or 12.1% from the comparable 2015 period primarily due to a $0.3 million decrease in compensation costs and a $0.3 million decrease in rent expense.

Interest, net

Interest expense increased $26.6 million or 108.1% from the comparable 2015 period primarily due to $31.4 million of deferred financing costs written off related to the Senior Secured Credit Facilities and repurchase and cancellation of convertible debentures. This was partially offset by lower interest expense related to the 9.0% Notes that were redeemed in July 2015.

Foreign exchange loss (gain)

Foreign exchange loss decreased $2.2 million, or 45.8%, from the comparable 2015 period primarily due to a $2.7 million decrease in unrealized loss in the revaluation of instruments denominated in Canadian dollars. The closing U.S. dollar to Canadian dollar exchange rates were 1.29 and 1.25 at June 30, 2016 and 2015, respectively, a decrease of 0.5% as compared to a decrease of 1.4% in 2015. The average U.S. dollar to Canadian dollar exchange rates were 1.29 and 1.25 for the three months ended June 30, 2016 and 2015, respectively.

Other expense, net

Other expense, net increased $2.0 million primarily due to a $1.7 million gain on repurchase of convertible debentures in the comparable 2015 period.

Income tax expense

Income tax benefit for the three months ended June 30, 2016 was $18.4 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26% was $9.0 million. The primary items impacting the tax rate for the three months ended June 30, 2016 were $4.6 million related to capital gain on intercompany notes, $2.6 million related to foreign exchange, $1.8 million relating to a change in the valuation allowance and $0.4 million of other permanent differences. These items were partially offset by $18.8 million related to capital loss recognized on tax restructuring.

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

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following table provides our consolidated results of operations:

	Six months ended June 30,
	2016	2015	$ change	% change
Project revenue:
Energy sales	$97.6	$101.5	$(3.9)	(3.8)%
Energy capacity revenue	69.2	71.5	(2.3)	(3.2)%
Other	37.8	41.4	(3.6)	(8.7)%
	204.6	214.4	(9.8)	(4.6)%
Project expenses:
Fuel	74.0	84.2	(10.2)	(12.1)%
Operations and maintenance	51.2	56.8	(5.6)	(9.9)%
Development	—	1.1	(1.1)	(100.0)%
Depreciation and amortization	50.3	56.1	(5.8)	(10.3)%
	175.5	198.2	(22.7)	(11.5)%
Project other income:
Change in fair value of derivative instruments	11.0	5.2	5.8	111.5%
Equity in earnings of unconsolidated affiliates	18.3	19.3	(1.0)	(5.2)%
Interest expense, net	(4.5)	(4.1)	(0.4)	9.8%
Other income, net	—	2.2	(2.2)	(100.0)%
	24.8	22.6	2.2	9.7%
Project income	53.9	38.8	15.1	38.9%
Administrative and other expenses (income):
Administration	11.9	16.0	(4.1)	(25.6)%
Interest, net	67.8	50.3	17.5	34.8%
Foreign exchange loss (gain)	22.5	(27.4)	49.9	NM
Other income, net	(2.2)	(3.1)	0.9	(29.0)%
	100.0	35.8	64.2	179.3%
(Loss) income from continuing operations before income taxes	(46.1)	3.0	(49.1)	NM
Income tax benefit	(16.8)	(1.7)	(15.1)	NM
Income (loss) from continuing operations	(29.3)	4.7	(34.0)	NM
Income from discontinued operations, net of tax	—	21.1	(21.1)	NM
Net (loss) income	(29.3)	25.8	(55.1)	NM
Net loss attributable to noncontrolling interests	—	(11.0)	11.0	(100.0)%
Net income attributable to Preferred share dividends of a subsidiary company	4.2	4.6	(0.4)	(8.7)%
Net (loss) income attributable to Atlantic Power Corporation	$(33.5)	$32.2	$(65.7)	NM

	Six months ended June 30, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$39.9	$14.0	$43.7	$—	$97.6
Energy capacity revenue	24.8	19.9	24.5	—	69.2
Other	8.4	10.6	18.3	0.5	37.8
	73.1	44.5	86.5	0.5	204.6
Project expenses:
Fuel	25.7	15.9	32.4	—	74.0
Operations and maintenance	19.0	13.0	18.5	0.7	51.2
Depreciation and amortization	17.0	14.6	18.4	0.3	50.3
	61.7	43.5	69.3	1.0	175.5
Project other income (expense):
Change in fair value of derivative instruments	1.7	—	12.1	(2.8)	11.0
Equity in earnings of unconsolidated affiliates	17.0	1.3	—	—	18.3
Interest expense, net	(4.5)	—	—	—	(4.5)
Other expense, net	—	—	—	—	—
	14.2	1.3	12.1	(2.8)	24.8
Project income (loss)	$25.6	$2.3	$29.3	$(3.3)	$53.9

	Six months ended June 30, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total (1)
Project revenue:
Energy sales	$40.0	$18.8	$42.7	$—	$101.5
Energy capacity revenue	26.3	19.8	25.4	—	71.5
Other	10.2	10.7	20.1	0.4	41.4
	76.5	49.3	88.2	0.4	214.4
Project expenses:
Fuel	29.9	19.5	34.8	—	84.2
Operations and maintenance	16.6	20.5	18.2	1.5	56.8
Development	—	—	—	1.1	1.1
Depreciation and amortization	16.4	14.5	24.8	0.4	56.1
	62.9	54.5	77.8	3.0	198.2
Project other income (expense):
Change in fair value of derivative instruments	0.4	—	5.6	(0.8)	5.2
Equity in earnings of unconsolidated affiliates	18.1	1.2	—	—	19.3
Interest expense, net	(4.1)	—	—	—	(4.1)
Other (expense) income, net	—	—	—	2.2	2.2
	14.4	1.2	5.6	1.4	22.6
Project income (loss)	$28.0	$(4.0)	$16.0	$(1.2)	$38.8

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended June 30, 2015. The Wind Projects were sold in June 2015.

East U.S.

Project income for the six months ended June 30, 2016 decreased $2.4 million from the comparable 2015 period primarily due to:

•	decreased project income of $3.5 million at Piedmont primarily due to lower energy rates and higher fuel usage due to wet weather; and

•	decreased project income of $2.5 million at Morris primarily due to lower gas prices than the comparable period in 2015.

These decreases were partially offset by:

•	Increased project income of $4.6 million at Orlando primarily due to a $4.8 million increase in change in fair value of derivatives.

West U.S.

Project income for the six months ended June 30, 2016 increased $6.3 million from the comparable 2015 period primarily due to:

•	increased project income of $7.9 million at Manchief primarily due to a scheduled maintenance overhaul outage resulting in higher maintenance costs in the comparable period in 2015.

Canada

Project income for the six months ended June 30, 2016 increased $13.3 million from the comparable 2015 period primarily due to:

•

increased project income of $4.8 million at Williams Lake due to a $5.3 million decrease in depreciation expenses resulting from a long-lived asset impairment recorded in the fourth quarter of December 31, 2015;

•	increased project income of $3.1 million at Mamquam primarily due to a $3.0 million increase in energy sales from higher water flows than the comparable period in 2015;

•	increased project income of $2.1 million at Nipigon primarily due to a positive $2.2 million change in the fair value of gas purchase agreements that are accounted for as derivatives;

•	increased project income of $1.7 million at North Bay primarily due to a positive $2.2 million change in the fair value of gas purchase agreements that are accounted for as derivatives; and

•

increased project income of $1.2 million at Kapuskasing primarily due to a positive $2.2 million change in the fair value of gas purchase agreements that are accounted for as derivatives, offset by a $1.0 million decrease in revenue due to a maintenance outage.

Un‑allocated Corporate

Total project loss for the six months ended June 30, 2016 decreased by $2.1 million from the comparable 2015 period primarily due to a $2.0 million decrease in the fair value of interest rate swap agreements at APLP.

Administrative and other expenses (income)

Administration

Administration expense decreased $4.1 million or 25.6% from the comparable 2015 period primarily due to a $2.0 million decrease in employee compensation expense, a $1.0 million decrease in professional services and a $1.1 million decrease in rent expense.

Interest, net

Interest expense increased $17.5 million or 34.8% from the comparable 2015 period primarily due to $31.4 million of deferred financing costs written off related to the Senior Secured Credit Facilities and repurchase and cancellation of convertible debentures. This was partially offset by lower interest expense related to the 9.0% Notes that were redeemed in July 2015.

Foreign exchange loss (gain)

Foreign exchange loss increased $49.9 million from the comparable 2015 period primarily due to a $50.1 million increase in unrealized loss in the revaluation of instruments denominated in Canadian dollars. The closing U.S. dollar to Canadian dollar exchange rates were 1.29 and 1.25 at June 30, 2016 and 2015, respectively, a decrease of 6.7% as compared to an increase of 7.7% in 2015. The average U.S. dollar to Canadian dollar exchange rates were 1.32 and 1.26 for the six months ended June 30, 2016 and 2015, respectively.

Income tax expense

Income tax benefit for the six months ended June 30, 2016 was $16.8 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $12.0 million. The primary items impacting the tax rate for the six months ended June 30, 2016 were $5.1 million relating to foreign exchange, $4.6 million relating to a change in the valuation allowance, $4.2 million related to capital gain on intercompany notes and $0.1 million of other permanent differences. These items were partially offset by $18.8 million related to capital loss recognized on tax restructuring.

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

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and six months ended June 30, 2016. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net MWh.

	Generation(1)
	Three months ended June 30,
			% change
(in thousands of Net MWh)	2016	2015	2016 vs. 2015
Segment
East U.S.	616.7	646.1	(4.6)%
West U.S.	360.1	417.7	(13.8)%
Canada	501.1	456.7	9.7%
Total	1,477.9	1,520.5	(2.8)%

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended June 30, 2015. The Wind Projects were sold in June 2015.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Aggregate power generation for the three months ended June 30, 2016 decreased 2.8% from the comparable 2015 period primarily due to:

•

decreased generation in the West U.S. segment primarily due to a 78.0 net MWh decrease in generation at Frederickson due to an outage in the second quarter of 2016, partially offset by a 14.0 net MWh increase in generation at Naval Training Center due to higher availability.

These decreases were partially offset by:

•

increased generation in the Canada segment was primarily due to a 50.1 net MWh increase in generation at Mamquam due to higher water flow, partially offset by a 6.2 MWh decrease in generation at Nipigon due to the maintenance outage.

	Generation(1)
	Six months ended June 30,
			% change
(in thousands of Net MWh)	2016	2015	2016 vs. 2015
Segment
East U.S.	1,283.6	1,299.4	(1.2)%
West U.S.	702.7	767.4	(8.4)%
Canada	1,044.9	973.7	7.3%
Total	3,031.2	3,040.5	(0.3)%

(1)	Excludes the Wind Projects, which were designated discontinued operations for the three and six months ended June 30, 2015. The Wind Projects were sold in June 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Aggregate power generation for the six months ended June 30, 2016 decreased 0.3% from the comparable 2015 period primarily due to:

•	decreased generation in the West U.S. segment primarily due to a 76.7 net MWh decrease in generation at

Manchief due to lower dispatch and a 10.8 MWh decrease in generation at North Island due to the maintenance outage, partially offset by a 16.8 MWh increase in generation at Frederickson due to an outage in the second quarter of 2016.

This decrease was partially offset by:

•	increased generation in the Canada segment primarily due to a 71.4 net MWh increase in generation at Mamquam due to higher water flows; and

•

increased generation in the East U.S. segment primarily due to a 34.3 net MWh increase in generation at Morris due to higher demand and lower gas prices and a 20.8 MWh increase in generation at Curtis Palmer due to higher water flow, partially offset by a 15.7 MWh decrease in generation at Selkirk due to lower demand.

	Availability(1)
	Three months ended
	June 30,
			% change
	2016	2015	2016 vs. 2015
Segment
East U.S.	92.7%	94.5%	(1.9)%
West U.S.	90.6%	81.8%	10.8%
Canada	95.1%	94.1%	1.1%
Weighted average	92.7%	91.0%	1.9%

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended June 30, 2015. The Wind Projects were sold in June 2015.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Weighted average availability for the three months ended June 30, 2016 increased 1.9% from the comparable 2015 period primarily due to:

•	increased availability in the West U.S. segment primarily due to Manchief and Naval Training Center, which underwent maintenance outages in the comparable 2015 period; and

•	increased availability in the Canada segment primarily due to Calstock, which underwent an outage during the comparable period in 2015.

These increases were partially offset by:

•	decreased availability in the East U.S. segment primarily due to Selkirk, which underwent an extended scheduled maintenance outage from March 2016.

	Availability(1)
	Six months ended
	June 30,
			% change
	2016	2015	2016 vs. 2015
Segment
East U.S.	95.9%	96.2%	(0.3)%
West U.S.	90.1%	89.5%	0.7%
Canada	97.3%	95.5%	1.9%
Weighted average	94.6%	94.2%	0.4%

(2)	Excludes the Wind Projects, which were designated as discontinued operations for the three and six months ended June 30, 2015. The Wind Projects were sold in June 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Weighted average availability for the six months ended June 30, 2016 increased 0.4% from the comparable 2015 period primarily due to:

•	increased availability in the Canada segment primarily due to Mamquam, which underwent an outage during the comparable period in 2015.

Supplementary Non‑GAAP Financial Information

The key measurement we use to evaluate the results of our business is Project Adjusted EBITDA. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non‑cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We believe that Project Adjusted EBITDA is a useful measure of financial results at our projects because it excludes non-cash impairment charges, gains or losses on the sale of assets and non-cash mark-to-market adjustments, all of which can affect year-to-year comparisons.  Project Adjusted EBITDA is before corporate overhead expense. The most directly comparable GAAP measure to Project Adjusted EBITDA is Project income. A reconciliation of Net (loss) income to Project income and to Project Adjusted EBITDA is provided under “Project Adjusted EBITDA” below. Project Adjusted EBITDA for our equity investments in unconsolidated affiliates is presented on a proportionately consolidated basis in the table below.

Project Adjusted EBITDA

	Three months ended			Six months ended
	June 30,		$ change	June 30,		$ change
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net (loss) income	$(16.3)	$13.6	$(29.9)	$(29.3)	$25.8	$(55.1)
Net Income from discontinued operations, net of tax	-	33.6	(33.6)	—	21.1	(21.1)
Income tax (benefit) expense	(18.4)	2.9	(21.3)	(16.8)	(1.7)	(15.1)
(Loss) income from continuing operations before income taxes	(34.7)	(17.1)	(17.6)	(46.1)	3.0	(49.1)
Administration	5.8	6.6	(0.8)	11.9	16.0	(4.1)
Interest, net	51.2	24.6	26.6	67.8	50.3	17.5
Foreign exchange loss (gain)	2.6	4.8	(2.2)	22.5	(27.4)	49.9
Other income, net	0.3	(1.7)	2.0	(2.2)	(3.1)	0.9
Project income	$25.2	$17.2	$8.0	$53.9	$38.8	$15.1
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	30.4	33.3	(2.9)	60.3	66.1	(5.8)
Interest expense, net	2.9	2.5	0.4	5.4	4.9	0.5
Change in the fair value of derivative instruments	(12.2)	(6.9)	(5.3)	(11.0)	(5.1)	(5.9)
Impairment and other expense	(0.1)	(2.2)	2.1	0.1	(2.2)	2.3
Project Adjusted EBITDA	$46.2	$43.9	$2.3	$108.7	$102.5	$6.2
Project Adjusted EBITDA by segment(1)
East U.S.	20.9	27.0	(6.1)	51.2	53.7	(2.5)
West U.S.	14.5	5.7	8.8	22.0	15.6	6.4
Canada	10.9	11.6	(0.7)	35.7	35.4	0.3
Un-Allocated Corporate	(0.1)	(0.4)	0.3	(0.2)	(2.2)	2.0
Total	46.2	43.9	2.3	108.7	102.5	6.2

(1)	Excludes the Wind Projects, which were designated a component of discontinued operations for the three and six months ended June 30, 2015. The Wind Projects were sold in June 2015.

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended June 30,
			% change
	2016	2015	2016 vs. 2015
East U.S.
Project Adjusted EBITDA	$20.9	$27.0	(23)%

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Project Adjusted EBITDA for the three months ended June 30, 2016 decreased $6.1 million from the comparable 2015 period primarily due to decreased Project Adjusted EBITDA of:

•	$3.1 million at Curtis Palmer due to lower water flows than the comparable 2015 period;

•	$1.4 million at Morris due to lower fuel optimization from mild weather and increased maintenance expense than the comparable 2015 period; and

•	$0.6 million at Chambers due to lower energy and steam revenues resulting from decreased dispatch than in the comparable 2015 period.

	Six months ended June 30,
			% change
	2016	2015	2016 vs. 2015
East U.S.
Project Adjusted EBITDA	$51.2	$53.7	(5)%

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Project Adjusted EBITDA for the six months ended June 30, 2016 decreased $2.5 million from the comparable 2015 period primarily due to decreased Project Adjusted EBITDA of:

•	$1.4 million at Kenilworth due to the maintenance outage in May 2016;

•	$0.9 million at Morris due to lower gas prices than the comparable 2015 period;

•	$0.7 million at Chambers due to lower energy and steam revenues resulting from decreased dispatch than the comparable 2015 period; and

•	$0.7 million at Selkirk due to lower merchant revenues due to lower capacity, offset by lower fuel costs.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$2.0 million at Curtis Palmer due to higher water flow than the comparable 2015 period.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended June 30,
			% change
	2016	2015	2016 vs 2015
West U.S.
Project Adjusted EBITDA	$14.5	$5.7	154%

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Project Adjusted EBITDA for the three months ended June 30, 2016 increased $8.8 million from the comparable 2015 period primarily due to increased Project Adjusted EBITDA of:

•	$8.3 million at Manchief due to lower maintenance expense. Manchief underwent a maintenance overhaul in the comparable 2015 period.

	Six months ended June 30,
			% change
	2016	2015	2016 vs 2015
West U.S.
Project Adjusted EBITDA	$22.0	$15.6	41%

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Project Adjusted EBITDA for the six months ended June 30, 2016 increased $6.4 million from the comparable 2015 period primarily due to increased Project Adjusted EBITDA of:

•	$7.9 million at Manchief due to lower maintenance expense. Manchief underwent a maintenance overhaul in the comparable 2015 period.

This increase was partially offset by a decrease in Project Adjusted EBITDA of:

•	$0.9 million at Naval Station due to $0.9 million of higher maintenance expense related to a hot gas path maintenance outage.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended June 30,
			% change
	2016	2015	2016 vs. 2015
Canada
Project Adjusted EBITDA	$10.9	$11.6	(6)%

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Project Adjusted EBITDA for the three months ended June 30, 2016 decreased $0.7 million from the comparable 2015 period primarily due to decreases in Project Adjusted EBITDA of:

•	$1.1 million at Kapuskasing due to a maintenance outage in June 2016;

•	$0.9 million at North Bay due to a maintenance outage in June 2016; and

•	$0.6 million at William Lake due to lower energy revenue.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$2.0 million at Mamquam due to higher water flows than the comparable 2015 period.

	Six months ended June 30,
			% change
	2016	2015	2016 vs. 2015
Canada
Project Adjusted EBITDA	$35.7	$35.4	1%

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Project Adjusted EBITDA for the six months ended June 30, 2016 increased $0.3 million from the comparable 2015 period primarily due to an increase in Project Adjusted EBITDA of:

•	$3.1 million at Mamquam due to higher water flow than the comparable 2015 period.

This increase was partially offset by decreases in Project Adjusted EBITDA of:

•	$1.4 million at Kapuskasing due to a maintenance outage in June 2016;

•	$0.8 million at North Bay due to a maintenance outage in June 2016; and

•	$0.6 million at William Lake due to lower energy revenue.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended June 30,
			% change
	2016	2015	2016 vs. 2015
Un-allocated Corporate
Project Adjusted EBITDA	$(0.1)	$(0.4)	(75)%

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Project Adjusted EBITDA for the three months ended June 30, 2016 did not change materially.

	Six months ended June 30,
			% change
	2016	2015	2016 vs. 2015
Un-allocated Corporate
Project Adjusted EBITDA	$(0.2)	$(2.2)	(91)%

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Project Adjusted EBITDA for the six months ended June 30, 2016 increased $2.0 million from the comparable 2015 period primarily due to an increase in Project Adjusted EBITDA of:

•	$0.9 million of lower compensation expense from headcount reductions and $1.0 million in decreased development and administrative costs.

Project Adjusted EBITDA excludes the Wind Projects, which are designated as discontinued operations for the three and six months ended June 30, 2015. Project Adjusted EBITDA for the Wind Projects was $14.8 million and $28.1 million for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$154.2	$72.4
Restricted cash	14.3	15.2
Total	168.5	87.6
Revolving credit facility availability	97.2	106.0
Total liquidity	$265.7	$193.6

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

We expect to reinvest approximately $53.2 million in our portfolio in the form of project capital expenditures and maintenance expenses in 2016. Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2015. We do not expect any other material or unusual requirements for cash outflows for 2016 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Six months ended
	June 30,
	2016	2015	Change
Net cash provided by operating activities	$53.7	$53.4	$0.3
Net cash provided by investing activities	3.6	324.8	(321.2)
Net cash provided (used) in financing activities	24.5	(94.4)	118.9

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

For the six months ended June 30, 2016, the net increase in cash flows from operating activities of $0.3 million was primarily the result of the following:

•	Increase in Project Adjusted EBITDA – Project Adjusted EBITDA increased by $6.2 million primarily due to lower maintenance expense than the comparable 2015 period; and

•	Decrease in interest payments – We made $11.6 million in lower interest payments than the comparable 2015 period primarily due to the redemption of the 9.0% High Yield Notes in July 2015.

This increase was partially offset by a decrease in net cash provided by operating activities primarily the result of the following:

•	Sale of Wind Projects – in the first quarter of 2015, the Wind Projects, which were sold in June 2015, provided $21.9 million of operating cash flows.

Investing Activities

Cash flow from investing activities includes changes in restricted cash. Restricted cash fluctuates from period to period in part because certain of our non‑recourse project‑level financing arrangements require all operating cash flow from the project to be deposited in restricted accounts and then released at the time that principal payments are made and project‑level debt service coverage ratios are met. As a result, the timing of principal payments on certain of our project‑level debt causes significant fluctuations in restricted cash balances, which typically benefits investing cash flow in the second and fourth quarters of the year and decreases investing cash flow in the first and third quarters of the year. For the six months ended June 30, 2016, the net decrease in cash flows from investing activities of $321.2 million was primarily the result of the following:

•	Sale of Wind Projects – we received $326.3 million of net proceeds from the sale of Wind Projects and the Frontier solar development project in the second quarter of 2015.

This decrease was partially offset by an increase in net cash provided by investing activities primarily the result of the following:

•	Reimbursement of construction cost – we received a reimbursement of $4.7 million for the construction project at Morris.

Financing Activities

For the six months ended June 30, 2016, the net increase in cash flows used in financing activities of $118.9 million was primarily the result of the following:

•	The New Credit Facilities – we received $679.0 million of net proceeds from issuance of the New Credit Facilities.

This increase was partially offset by decreases in net cash used by financing activities primarily as a result of the following:

•

Corporate and project-level debt – we redeemed the Senior Secured Credit Facilities in full for $447.9 million in the second quarter of 2016 and made $54.8 million of principal payments on our corporate and project-level debt; and

•

Convertible debenture repayments –  we redeemed and cancelled Series A and B convertible debentures, in full, with a payment of $110.7 million with a portion of the proceeds from the New Credit Facilities and also redeemed and cancelled $16.2 million of convertibles debentures under the NCIB during 2016.

Corporate Debt

The following table summarizes the maturities of our corporate debt at June 30, 2016:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2016	2017	2018	2019	2020	Thereafter
Senior Secured Term Loan Facility(1)(2)	April 2023	6.00%	-	6.30%	$674.9	$35.0	$100.0	$90.0	$65.0	$105.0	$279.9
Atlantic Power Income LP Note	June 2036	5.95%			162.6	—	—	—	—	—	162.6
Convertible Debenture(3)	June 2019	5.75%			105.3	—	—	—	105.3	—	—
Convertible Debenture	December 2019	6.00%			62.7	—	—	—	62.7	—	—
Total Corporate Debt					$1,005.5	$35.0	$100.0	$90.0	$233.0	$105.0	$442.5

(1)

In addition to the annual principal payments described herein, the Credit Agreement requires payment of 50% of the excess cash flow of APLP Holdings LP and its subsidiaries. We entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $444.4 million of the $674.9 million outstanding aggregate borrowings at June 30, 2016. See Note 8, Accounting for derivative instruments and hedging activities for further details. The range of interest rates for the Senior Secured Term Loan Facility is based on LIBOR as of June 30, 2016.

(2)

The New Credit Facility contains a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the New Credit Facilities and the MTNs, funding of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of New Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule.

(3)	In July 2016, we purchased and cancelled $62.7 million principal amount of the debentures.

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. All project‑level debt is non‑recourse to us and substantially the entire principal is amortized over the life of the projects’ PPAs. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at June 30, 2016. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At August 4, 2016, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants or to make distributions before the project’s debt maturity in 2018 at the earliest. See Note 5 to the consolidated financial statements of this Quarterly Report on Form 10-Q, Long‑term debt—Non‑Recourse Debt.

The range of interest rates presented represents the rates in effect at June 30, 2016. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2016	2017	2018	2019	2020	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	3.40%			$16.5	$3.0	$6.3	$6.5	$0.7	$—	$—
Piedmont	August 2018	8.47%			59.0	2.4	2.5	54.1	—	—	—
Cadillac	August 2025	6.19%			28.3	1.3	3.0	3.0	3.1	2.7	15.2
Total Consolidated Projects					103.8	6.7	11.8	63.6	3.8	2.7	15.2
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9		—	—	5.2	7.8	29.9
Total Equity Method Projects					42.9	—	—	—	5.2	7.8	29.9
Total Project-Level Debt					$146.7	$6.7	$11.8	$63.6	$9.0	$10.5	$45.1

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

We expect to reinvest approximately $8.4 million in 2016 (of which $2.0 million was reinvested in the six months ended June 30, 2016) in our portfolio in the form of project capital expenditures and incur $44.8 million of maintenance expenses (of which $23.3 million was incurred in the six months ended June 30, 2016). Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2015. We do not expect any other material or unusual requirements for cash outflows for 2016 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

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

Scheduled maintenance outages during the six months ended June 30, 2016 occurred at such times that did not materially impact the facilities’ availability requirements under their respective PPAs.

Recently Adopted and Recently Issued Accounting Guidance

See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10‑Q.

Off‑Balance Sheet Arrangements

As of June 30, 2016, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 as a result of the material weakness that exists in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there has been no change in our internal control over financial reporting during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2016	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)