Form 10-Q
period 2016-09-30
ATLANTIC POWER CORP
filed 2016-11-07
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

The number of shares outstanding of the registrant’s Common Stock as of November 4, 2016 was 115,635,212.

ATLANTIC POWER CORPORATION

FORM 10‑Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93.8	$72.4
Restricted cash	12.6	15.2
Accounts receivable	39.5	39.6
Current portion of derivative instruments asset (Notes 8 and 9)	1.6	—
Inventory	15.9	16.9
Prepayments	10.1	8.3
Other current assets	2.5	4.5
Total current assets	176.0	156.9
Property, plant, and equipment, net of accumulated depreciation of $279.2 million and $236.3 million at September 30, 2016 and December 31, 2015, respectively	749.8	777.7
Equity investments in unconsolidated affiliates (Note 5)	277.6	286.2
Power purchase agreements and intangible assets, net of accumulated amortization of $282.5 million and $238.0 million at September 30, 2016 and December 31, 2015, respectively	273.0	308.9
Goodwill (Note 3)	37.6	134.5
Derivative instruments asset (Notes 8 and 9)	1.3	0.3
Deferred income taxes	1.0	—
Other assets	5.6	6.7
Total assets	$1,521.9	$1,671.2
Liabilities
Current liabilities:
Accounts payable	$3.7	$6.9
Accrued interest	10.9	1.6
Other accrued liabilities	24.3	25.4
Current portion of long-term debt (Note 6)	101.4	15.8
Current portion of derivative instruments liability (Notes 8 and 9)	15.2	36.7
Other current liabilities	4.1	2.5
Total current liabilities	159.6	88.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 6)	778.9	682.7
Convertible debentures, net of unamortized deferred financing costs (Note 7)	101.4	277.7
Derivative instruments liability (Notes 8 and 9)	27.3	20.8
Deferred income taxes	69.8	85.7
Power purchase and fuel supply agreement liabilities, net of accumulated amortization of $15.9 million and $14.0 million at September 30, 2016 and December 31, 2015, respectively	26.2	27.0
Other long-term liabilities	54.9	53.2
Total liabilities	1,218.1	1,236.0
Equity
Common shares, no par value, unlimited authorized shares; 117,029,308 and 122,153,082 issued and outstanding at September 30, 2016 and December 31, 2015, respectively (Note 13)	1,278.1	1,290.6
Accumulated other comprehensive loss (Note 2)	(142.0)	(139.3)
Retained deficit (Note 13)	(1,053.6)	(937.4)
Total Atlantic Power Corporation shareholders’ equity	82.5	213.9
Preferred shares issued by a subsidiary company (Note 13)	221.3	221.3
Total equity	303.8	435.2
Total liabilities and equity	$1,521.9	$1,671.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Project revenue:
Energy sales	$40.7	$43.4	$138.4	$144.9
Energy capacity revenue	44.0	45.9	113.2	117.4
Other	16.5	18.2	54.2	59.5
	101.2	107.5	305.8	321.8
Project expenses:
Fuel	36.8	41.1	110.8	125.3
Operations and maintenance	28.2	24.8	79.4	81.6
Development	—	—	—	1.1
Depreciation and amortization	25.3	27.8	75.6	83.8
	90.3	93.7	265.8	291.8
Project other income (loss):
Change in fair value of derivative instruments (Notes 8 and 9)	9.0	3.6	20.0	8.7
Equity in earnings of unconsolidated affiliates (Note 5)	9.6	8.9	27.9	28.3
Interest, net	(2.4)	(2.1)	(6.9)	(6.2)
Impairment (Note 3)	(84.7)	—	(84.7)	—
Other income, net	0.5	—	0.4	2.2
	(68.0)	10.4	(43.3)	33.0
Project (loss) income	(57.1)	24.2	(3.3)	63.0
Administrative and other expenses (income):
Administration	5.7	6.9	17.6	23.0
Interest, net	20.0	41.0	87.9	91.3
Foreign exchange (gain) loss	(3.4)	(21.7)	19.1	(49.1)
Other income, net (Note 7)	(1.7)	—	(3.9)	(3.1)
	20.6	26.2	120.7	62.1
(Loss) income from continuing operations before income taxes	(77.7)	(2.0)	(124.0)	0.9
Income tax expense (benefit) (Note 10)	2.6	1.4	(14.2)	(0.3)
(Loss) income from continuing operations	(80.3)	(3.4)	(109.8)	1.2
Net (loss) income from discontinued operations, net of tax (Note 4)	—	(0.5)	—	20.6
Net (loss) income	(80.3)	(3.9)	(109.8)	21.8
Net loss attributable to noncontrolling interests	—	—	—	(11.0)
Net income attributable to preferred shares dividends of a subsidiary company	2.1	2.1	6.4	6.7
Net (loss) income attributable to Atlantic Power Corporation	$(82.4)	$(6.0)	$(116.2)	$26.1
Basic and diluted (loss) income per share: (Note 12)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.69)	$(0.05)	$(0.96)	$(0.05)
Income from discontinued operations, net of tax	—	—	—	0.26
Net (loss) income attributable to Atlantic Power Corporation	$(0.69)	$(0.05)	$(0.96)	$0.21
Weighted average number of common shares outstanding: (Note 12)
Basic	119.3	122.1	120.9	121.8
Diluted	119.3	122.2	120.9	121.9

Dividends per common share:	$—	$0.02	$—	$0.07

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(80.3)	$(3.9)	$(109.8)	$21.8
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging activities	$—	$(0.4)	$(0.6)	$(0.8)
Net amount reclassified to earnings	0.2	0.2	0.5	0.6
Net unrealized gain (loss) on derivatives	0.2	(0.2)	(0.1)	(0.2)

Foreign currency translation adjustments	(22.0)	(22.1)	(2.6)	(52.7)
Other comprehensive loss, net of tax	(21.8)	(22.3)	(2.7)	(52.9)
Comprehensive loss	(102.1)	(26.2)	(112.5)	(31.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.1	2.1	6.4	(4.3)
Comprehensive loss attributable to Atlantic Power Corporation	$(104.2)	$(28.3)	$(118.9)	$(26.8)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash provided by operating activities:
Net (loss) income	$(109.8)	$21.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	75.6	94.1
Gain from discontinued operations	—	(47.2)
Gain on sale of development project and other assets	—	(2.3)
Gain on purchase and cancellation of convertible debentures	(4.7)	(3.1)
Loss on disposal of fixed assets	0.2	—
Stock-based compensation expense	1.4	2.1
Long-lived asset and goodwill impairment	84.7	—
Equity in earnings from unconsolidated affiliates	(27.9)	(28.3)
Distributions from unconsolidated affiliates	36.5	40.0
Unrealized foreign exchange loss (gain)	19.1	(49.3)
Change in fair value of derivative instruments	(20.0)	(8.0)
Change in deferred income taxes	(16.8)	23.6
Change in other operating balances
Accounts receivable	—	4.3
Inventory	1.1	1.7
Prepayments and other assets	42.1	20.2
Accounts payable	0.3	(6.1)
Accruals and other liabilities	10.1	4.2
Cash provided by operating activities:	91.9	67.7
Cash provided by investing activities:
Change in restricted cash	2.6	8.0
Proceeds from sale of assets and equity investments, net	—	326.3
Contribution to unconsolidated affiliate	—	(0.5)
Capitalized development costs	—	(0.8)
Reimbursement of costs for third-party construction project	4.7	—
Purchase of property, plant and equipment	(6.5)	(9.4)
Cash provided by investing activities	0.8	323.6
Cash used in financing activities:
Proceeds from senior secured term loan facility, net of discount	679.0	—
Common share repurchases	(13.9)	—
Repayment of corporate and project-level debt	(526.4)	(387.1)
Repayment of convertible debentures	(187.4)	(18.7)
Deferred financing costs	(16.2)	—
Dividends paid to common shareholders	—	(8.5)
Dividends paid to noncontrolling interests	—	(3.8)
Dividends paid to preferred shareholders	(6.4)	(6.7)
Cash used in financing activities	(71.3)	(424.8)
Increase (decrease) in cash and cash equivalents	21.4	(33.5)
Less cash at discontinued operations	—	3.9
Cash and cash equivalents at beginning of period at discontinued operations	—	—
Cash and cash equivalents at beginning of period	72.4	106.0
Cash and cash equivalents at end of period	$93.8	$76.4
Supplemental cash flow information
Interest paid	$43.3	$75.5
Income taxes paid, net	$2.8	$4.1
Accruals for construction in progress	$0.4	$1.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of September 30, 2016, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority‑owned subsidiaries.

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

In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of September 30, 2016, the results of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

Use of estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the useful lives and recoverability of property, plant and equipment, valuation of goodwill, intangible assets and liabilities related to

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations and equity-based compensation. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs. Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. These changes became effective for us on January 1, 2016. As a result, we have presented $19.5 million and $42.5 million of deferred financing costs as a direct deduction from long-term debt and convertible debentures for the periods ended September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued authoritative guidance intended to clarify classification of specific cash flows that have aspects of more than one class of cash flows. As a result of this new guidance, entities should be applying specific GAAP in the following eight cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The guidance is not expected to have a material impact on the consolidated financial statements.

2. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency translation
Balance at beginning of period	$(119.7)	$(96.9)	$(139.1)	$(66.3)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(22.0)	(22.1)	(2.6)	(52.7)
Balance at end of period	$(141.7)	$(119.0)	$(141.7)	$(119.0)
Cash flow hedges
Balance at beginning of period	$(0.1)	$0.1	$0.2	$0.1
Other comprehensive income (loss):
Net change from periodic revaluations	0.1	(0.7)	(1.0)	(1.3)
Tax (expense) benefit	(0.1)	0.3	0.4	0.5
Total Other comprehensive income before reclassifications, net of tax	—	(0.4)	(0.6)	(0.8)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.3	0.3	0.9	1.0
Tax expense	(0.1)	(0.1)	(0.4)	(0.4)
Total amount reclassified from Accumulated other comprehensive loss, net of tax	0.2	0.2	0.5	0.6
Total Other comprehensive income	0.2	(0.2)	(0.1)	(0.2)
Balance at end of period	$0.1	$(0.1)	$0.1	$(0.1)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).
(2)	This amount was included in Interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

3. Goodwill

Our goodwill balance was $37.6 million and $134.5 million as of September 30, 2016 and December 31, 2015, respectively. We apply an accounting standard under which goodwill has an indefinite life and is not amortized. Goodwill is tested for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is at the project level and, the lowest level below the operating segments for which discrete financial information is available.

In the third quarter of 2016, we performed an event-driven goodwill impairment test. While declining power prices have been observed over the past two years, we identified a significant decrease in the long-term outlook for power prices in the regions where our reporting units operate in the third quarter of 2016. Because the estimated future cash flows of our reporting units are sensitive to fluctuations in forward power prices and these prices are the most impactful input in calculating a reporting unit’s fair value, we determined that it was appropriate to perform an event-driven impairment test. For two of our reporting units (Morris and Nipigon) we performed a qualitative assessment and concluded that it was likely that the fair values significantly exceed the carrying values. These reporting units have aggregate goodwill of $6.9 million and have PPAs with significant remaining time before their expiration and are not significantly impacted by the decrease in the long-term outlook for power prices.

The other five of the reporting units tested (Curtis Palmer, Mamquam, North Bay, Kapuskasing and Moresby Lake) failed step 1 of our quantitative two‑step test. Because five reporting units failed step 1 of the two-step goodwill impairment test, we identified a triggering event and initiated a test of the recoverability of their long-lived assets. The asset group for testing the long-lived assets for impairment is the same as the reporting unit for goodwill impairment testing purposes. In order to test the recoverability of the assets in the asset groups, we compared the carrying amount of the assets to estimated undiscounted future cash flows expected to be generated by the asset group. The carrying value of each asset group includes its recorded property, plant equipment, intangible assets related to PPAs and goodwill. Of the five asset groups tested, the North Bay and Kapuskasing asset groups (Canada segment) failed the recoverability test and we recorded property, plant and equipment impairment charges aggregating $5.9 million for the periods ended September 30, 2016. For these asset groups, we estimated their fair value utilizing an income approach based on market participant assumptions. These assumptions include estimated cash flows under the remaining period of their respective PPAs.

Subsequent to recording long-lived asset impairments, we performed the step 2 goodwill impairment test and recorded a $50.2 million full impairment at the Mamquam reporting unit, a $15.4 million partial impairment at the Curtis Palmer reporting unit, a $6.5 million full impairment at the North Bay reporting unit, a $6.7 million full impairment at the Kapuskasing reporting unit and no impairment at the Moresby Lake reporting unit for a total goodwill impairment charge of $78.8 million for the periods ended September 30, 2016. At the time of their acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Mamquam and Curtis Palmer reporting units were valued assuming a merchant basis for the period subsequent to the expiration of the projects’ original PPAs. The forecasted energy revenue on a merchant basis, in the respective markets in which those plants operate, was higher than the energy prices currently forecasted to be in effect subsequent to the expiration of the reporting unit’s PPA. Power prices, in the respective markets in which those plants operate, have declined from 2011 and from the dates of our previous impairment assessments due to several factors including decreased demand, lower oil prices and lower natural gas prices resulting from an abundance of shale gas. Our forecasts for discounted cash flows also reflect a higher level of uncertainty for re‑contracting at prices than were previously forecasted in 2011. The decline in forward power prices for British Columbia since our last goodwill impairment performed as of November 30, 2015, in particular, had a significant impact on the estimated discounted cash flows of our Mamquam reporting unit and was the primary driver for its recorded goodwill impairment. British Columbia’s peak demand outlook has declined primarily attributable to a

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

reduction in forecasted liquefaction build and need in the region and the associated loss of power demand. The resulting drop in the peak demand reduces the amount of needed capacity and therefore the capacity prices also were reduced.  Furthermore, the PPA at the Curtis Palmer reporting unit expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. Based on Curtis Palmer’s cumulative generation through the date of the goodwill impairment test, we anticipate the PPA expiring two years before December 2027. As a result, the discounted cash flow model for Curtis Palmer utilizes forward power prices for that two-year period that are substantially lower than the prices under the current PPA.

The long-lived asset and goodwill impairment charges were recorded in the third quarter of 2016 and not earlier in the fiscal year because we did not identify any triggering events that would have required an event-driven impairment assessment. While declining power prices have been observed over the past two years, the significant decrease in the long-term outlook for power prices in the regions where our reporting units operate identified in the third quarter of 2016 had the most significant impact to the key inputs to our long-term forecasted cash flow models. Additionally, the PPAs at our North Bay and Kapuskasing reporting units expire on December 31, 2017. As these projects approach the expiration date, the remaining estimated contracted future cash flows decrease.

We determine the fair value of our reporting units using an income approach with discounted cash flow (“DCF”) models, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected merchant power prices, generation, fuel costs and capital expenditure requirements. The undiscounted and discounted cash flows utilized in our long‑lived asset recovery and step 1 and 2 goodwill impairment tests for our reporting units are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. All cash flow forecasts from DCF models utilized estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We used historical experience to determine estimated future capital investment requirements. The discount rate applied to the DCF models represents the weighted average cost of capital (“WACC”) consistent with the risk inherent in future cash flows of the particular reporting unit and is based upon an assumed capital structure, cost of long‑term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the WACC rate were obtained from reputable third-party sources. We utilized the assistance of valuation experts to perform step 1 and step 2 of the quantitative impairment test for several of our reporting units. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

The following table is a rollforward of goodwill for the nine months ended September 30, 2016:

		December 31,		Translation	September 30,
Reporting unit	Segment	2015	Impairment	adjustment	2016

Curtis Palmer	East U.S.	$44.5	$(15.4)	$—	$29.1
Morris	East U.S.	3.3	—	—	3.3
Kapuskasing	Canada	8.8	(6.7)	(2.1)	—
Mamquam	Canada	64.4	(50.2)	(14.2)	—
Moresby Lake	Canada	1.6	—	—	1.6
Nipigon	Canada	3.6	—	—	3.6
North Bay	Canada	8.3	(6.5)	(1.8)	—
		$134.5	$(78.8)	$(18.1)	$37.6

4. Discontinued operations

On June 26, 2015, Atlantic Power Transmission, Inc. (“APT”), our wholly-owned, direct subsidiary, sold our Wind Projects under a definitive agreement (the “Purchase Agreement”) with TerraForm AP Acquisition Holdings, LLC (“TerraForm”), an affiliate of SunEdison, Inc. (an affiliate of TerraForm Power, Inc.). The sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We recorded an approximate $47.2 million gain on sale, which is included as a component of income from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2015.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the revenue and income from operations of the Wind Projects for the three and nine months ended September 30, 2015:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2015
Revenue	$—	$34.8
Project expenses:
Operations and maintenance	—	10.8
Depreciation and amortization	—	10.3
	—	21.1
Project other expense:
Change in fair value of derivatives	—	(0.7)
Equity in earnings of unconsolidated affiliates	—	(0.3)
Interest expense, net	—	(6.7)
Gain (loss) on sale of asset	(0.2)	47.2
	(0.2)	39.5
Income (loss) from operations of discontinued businesses	(0.2)	53.2
Income tax expense	0.3	32.6
Income (loss) from operations of discontinued businesses, net of tax	(0.5)	20.6
Net loss attributable to noncontrolling interests of discontinued businesses	—	(11.0)
Income (loss) from operations of discontinued businesses, net of noncontrolling interests	$(0.5)	$31.6

Basic and diluted earnings per share related to income (loss) from discontinued operations for the Wind Projects was $0.00 and $0.26 for the three and nine months ended September 30, 2015, respectively.

The following table summarizes the operating and investing cash flows of the Wind Projects for the nine months ended September 30, 2015:

Nine months
ended
September 30,
2015
Cash provided by operating activities	$21.9
Cash used in investing activities	(12.8)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

5. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three and nine months ended September 30, 2016 and 2015, respectively, for our equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating results	2016	2015	2016	2015
Revenue
Chambers	$11.2	$11.0	$34.3	$37.3
Frederickson	5.8	5.8	15.7	15.9
Orlando	13.9	13.9	40.6	40.9
Other(1)	3.2	3.4	7.2	10.8
	34.1	34.1	97.8	104.9
Project expenses
Chambers	9.3	9.2	27.8	30.2
Frederickson	4.9	5.1	14.3	14.1
Orlando	6.9	7.3	19.6	20.6
Other(1)	3.0	3.1	6.8	10.3
	24.1	24.7	68.5	75.2
Project other expense
Chambers	(0.4)	(0.5)	(1.4)	(1.4)
Frederickson	—	—	—	—
Orlando	—	—	—	—
Other(1)	—	—	—	—
	(0.4)	(0.5)	(1.4)	(1.4)
Project income (loss)
Chambers	$1.5	$1.3	$5.1	$5.7
Frederickson	0.9	0.7	1.4	1.8
Orlando	7.0	6.6	21.0	20.3
Other(1)	0.2	0.3	0.4	0.5
	9.6	8.9	27.9	28.3

(1)	Includes equity method investments that individually do not exceed 10% of consolidated total assets or income (loss) before income taxes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

6. Long‑term debt

Long‑term debt consists of the following:

	September 30,	December 31,
	2016	2015	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2021	$—	$473.2	LIBOR(1)	plus	3.75%
Senior secured term loan facility, due 2023	654.9	—	LIBOR(1)	plus	5.00%
Senior unsecured notes, due June 2036 (Cdn$210.0)	160.1	151.7			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	15.0	19.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025	27.7	29.5	LIBOR	plus	1.37%
Piedmont term loan, due 2018	57.5	59.0			8.47%
Other long-term debt	0.2	0.4	5.50	% -	6.70%
Less: unamortized discount	(18.5)	—
Less: unamortized deferred financing costs	(16.6)	(34.8)
Less: current maturities	(101.4)	(15.8)
Total long-term debt	$778.9	$682.7

Current maturities consist of the following:

	September 30,	December 31,
	2016	2015	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2021	$—	$4.7	LIBOR(1)	plus	3.75%
Senior secured term loan facility, due 2023(2)	90.0	—	LIBOR(1)	plus	5.00%
Epsilon Power Partners term facility, due 2019	6.1	6.0	LIBOR	plus	3.125%
Cadillac term loan, due 2025	2.9	2.5	LIBOR	plus	1.37%
Piedmont term loan, due 2018	2.2	2.4			8.47%
Other short-term debt	0.2	0.2	5.50	% -	6.70%
Total current maturities	$101.4	$15.8

(1)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $434.7 million of the $654.9 million outstanding aggregate borrowings under our senior secured term loan facility at September 30, 2016. See Note 9, Accounting for derivative instruments and hedging activities for further details.

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

We have used the $679.0 million proceeds from the New Term Loans to:

•            redeem in whole, at a price equal to par plus accrued interest, Atlantic Power Limited Partnership’s (“APLP”) existing senior secured term loan, maturing in February 2021, in an aggregate principal amount outstanding of $447.9 million (see “Senior Secured Credit Facilities” below);

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

We may use the remaining proceeds for any corporate purpose including common share repruchases.

We accounted for the redemption of the Senior Secured Credit Facilities as an extinguishment of debt and wrote off $30.2 million of deferred financing costs to interest expense in the nine months ended September 30, 2016.

Borrowings under the New Credit Facilities are available in U.S. dollars and Canadian dollars and bear interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate as applicable, plus an applicable margin between 4.00% and 5.00% that varies depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. The New Term Loans include a 3% original issue discount, and matures on April 12, 2023. The revolving commitments under the New Revolver terminate on April 12, 2021. Letters of credit are available to be issued under the New Revolver until 30 days prior to the Letter of Credit Expiration Date under, and as defined in, the Credit Agreement. In addition to paying interest on outstanding principal under the New Credit Facilities, APLP Holdings is required to pay a commitment fee of 0.75% times the unused commitments under the New Revolver.

The New Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The New Credit Facilities also have the benefit of a debt service reserve account, which is required to be maintained at the debt service reserve requirement, equal to six months of debt service. The

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount of 5.95% Medium Term Notes due June 23, 2036 (the “MTNs”) that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the New Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

The Credit Agreement contains customary representations, warranties, terms and conditions, and covenants. The negative covenants include a requirement that APLP Holdings and its subsidiaries maintain a Leverage Ratio (as defined in the Credit Agreement) ranging from 6.00:1.00 in 2016 to 4.25:1.00 from June 30, 2020, and an Interest Coverage Ratio (as defined in the Credit Agreement) ranging from 2.75:1.00 in 2016 to 4.00:1.00 from June 30, 2022. In addition, the Credit Agreement includes customary restrictions and limitations on APLP Holdings’ and its subsidiaries’ ability to (i) incur additional indebtedness, (ii) grant liens on any of their assets, (iii) change their conduct of business or enter into mergers, consolidations, reorganizations, or certain other corporate transactions, (iv) dispose of assets, (v) modify material contractual obligations, (vi) enter into affiliate transactions, (vii) incur capital expenditures, and (viii) make dividend payments or other distributions, in each case subject to certain exceptions and other customary carve-outs and various thresholds. Specifically, APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the new term loan that declines quarterly based on a predetermined specified schedule.

Under the Credit Agreement, if a Change of Control (as defined in the Credit Agreement) occurs, unless APLP Holdings elects to make a voluntary prepayment of the term loans under the New Credit Facilities, it will be required to offer each electing lender a prepayment of such lender’s term loans under the New Credit Facilities at a price equal to 101% of par.  In addition, in the event that APLP Holdings elects to repay, prepay, refinance or replace all or any portion of the term loan facilities within one year from the initial funding date under the Credit Agreement, it will be required to do so at a price of 101% of the principal amount so repaid, prepaid, refinanced or replaced.

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

Senior Secured Credit Facilities

As noted above in “New Credit Facilities”, our Senior Secured Credit Facilities were repaid on April 13, 2016. The redemption and extinguishment was recorded in the three months ended June 30, 2016.

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

Non‑Recourse Debt

Project level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project level debt generally amortizes during the term of the respective revenue-generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash to Atlantic Power. At September 30, 2016, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but the debt is not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants or to make distributions before the project’s debt maturity in 2018 at the earliest.

7. Convertible debentures

Convertible debentures consist of the following:

	September 30,	December 31,
	2016	2015
6.25% Debentures due March 2017	$—	$48.6
5.60% Debentures due June 2017	—	54.8
5.75% Debentures due June 2019	42.6	117.0
6.00% Debentures due December 2019 (Cdn$81.0 million)	61.7	65.0
Less: Unamortized deferred financing costs	(2.9)	(7.7)
Total convertible debentures	$101.4	$277.7

On November 11, 2014, we commenced a normal course issuer bid (“NCIB”) for our convertible debentures. Under the NCIB, which expired on November 10, 2015, we entered into a pre-defined automatic securities purchase plan

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

with our broker in order to facilitate purchases of our convertible debentures. As of December 31, 2015, we had repurchased and cancelled $24.8 million of convertible debentures and recorded a gain of $3.1 million in the consolidated statements of operations related to these transactions.

On December 29, 2015, we commenced a new NCIB, which will expire on December 28, 2016. The actual amount of convertible debentures that may be purchased under the NCIB is approximately $28.5 million and is further limited to 10% of the public float of our convertible debentures. Since inception of the NCIB in the fourth quarter of 2015 and through September 30, 2016, we repurchased and canceled $18.8 million of convertible debentures and recorded a gain of $2.5 million in the consolidated statement of operations for the nine months ended September 30, 2016.

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

On June 17, 2016, we commenced a substantial issuer bid to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding 5.75% Series C Convertible Unsecured Subordinated Debentures maturing June 30, 2019. The offer expired on July 22, 2016. An aggregate of $62.7 million principal amount of the debentures were purchased and cancelled under the offer. As of September 30, 2016, there were approximately $42.6 million principal amount of Series C debentures outstanding and a gain of $1.7 million was recorded related to the repurchase in the consolidated statements of operations for the three and nine months ended September 30, 2016. Deferred financing costs related to the debentures of $1.4 million were written off and recorded to interest expense in July 2016.

8. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2016 and December 31, 2015. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$93.8	$—	$—	$93.8
Restricted cash	12.6	—	—	12.6
Derivative instruments asset	—	2.9	—	2.9
Total	$106.4	$2.9	$—	$109.3
Liabilities:
Derivative instruments liability	$—	$42.5	$—	$42.5
Total	$—	$42.5	$—	$42.5

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2016, the credit valuation adjustments resulted in a $5.2 million net increase in fair value, which consists of a $0.5 million pre‑tax gain in other comprehensive income and a $4.7 million gain in change in fair value of derivative instruments. As of December 31, 2015, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.4 million pre‑tax gain in other comprehensive income and a $3.4 million gain in change in fair value of derivative instruments.

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

We have entered into various natural gas sales and purchase agreements for approximately 1.3 million Mmbtu to effectively mitigate seasonal fluctuation of future natural gas price at Morris through March 2017. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 5.7 million Mmbtu of future natural gas purchases at Orlando, which is approximately 95% of our share of the expected natural gas purchases at the project through December 2017. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

On May 5, 2014, APLP entered into several interest rate swap agreements to mitigate exposure to changes in the Adjusted Eurodollar Rate for $199.0 million notional amount ($124.7 million at September 30, 2016) of the $600 million aggregate principal amount of borrowings under the Term Loan Facility, which had entered on February 24, 2014 and redeemed in whole on May 2016. The interest rate swap agreements were effective June 30, 2014 and terminate on December 29, 2017. The interest rate swap agreements are not designated as hedges and changes in their fair market value will be recorded in the consolidated statements of operations. These interest rate swap agreements were novated to APLP Holdings.

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate for $310.0 million notional amount ($124.7 million at September 30, 2016) of the $700.0 million aggregate principal amount ($654.9 million at September 30, 2016) of borrowings under the New Term Loans. Interest rate swap agreements with $160.0 million remaining notional terminate on September 30, 2019 and interest swap agreements with $150.0 million remaining notional terminate on March 31, 2020.

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

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at September 30, 2016 and December 31, 2015:

		September 30,	December 31,
	Units	2016	2015
Natural gas swaps	Natural Gas (Mmbtu)	4.7	2.8
Gas purchase agreements	Natural Gas (Gigajoules)	17.2	25.0
Interest rate swaps	Interest (US$)	520.4	302.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Fair value of derivative instruments

We have elected to disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2016
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.9
Interest rate swaps long-term	—	2.9
Total derivative instruments designated as cash flow hedges	—	3.8
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.5
Interest rate swaps long-term	0.8	10.7
Natural gas swaps current	1.5	1.0
Natural gas swaps long-term	0.5	—
Gas purchase agreements current	0.1	10.8
Gas purchase agreements long-term	—	13.7
Total derivative instruments not designated as cash flow hedges	2.9	38.7
Total derivative instruments	$2.9	$42.5

	December 31, 2015
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$1.0
Interest rate swaps long-term	—	2.7
Total derivative instruments designated as cash flow hedges	—	3.7
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	2.0
Interest rate swaps long-term	0.3	7.8
Natural gas swaps current	—	5.0
Natural gas swaps long-term	—	—
Gas purchase agreements current	—	28.7
Gas purchase agreements long-term	—	10.3
Total derivative instruments not designated as cash flow hedges	0.3	53.8
Total derivative instruments	$0.3	$57.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended September 30, 2016	Swaps
Accumulated OCI balance at June 30, 2016	$(0.1)
Change in fair value of cash flow hedges	0.0
Realized from OCI during the period	0.2
Accumulated OCI balance at September 30, 2016	$0.1

Interest Rate
Three Months Ended September 30, 2015	Swaps
Accumulated OCI balance at June 30, 2015	$0.1
Change in fair value of cash flow hedges	(0.4)
Realized from OCI during the period	0.2
Accumulated OCI balance at September 30, 2015	$(0.1)

Interest Rate
Nine Months Ended September 30, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.6)
Realized from OCI during the period	0.5
Accumulated OCI balance at September 30, 2016	$0.1

Interest Rate
Nine Months Ended September 30, 2015	Swaps
Accumulated OCI balance at January 1, 2015	$0.1
Change in fair value of cash flow hedges	(0.8)
Realized from OCI during the period	0.6
Accumulated OCI balance at September 30, 2015	$(0.1)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2016	2015	2016	2015
Gas purchase agreements	Fuel	$12.4	$11.8	36.4	$36.1
Natural gas swaps	Fuel	0.6	1.5	4.0	4.3
Interest rate swaps	Interest, net	1.0	0.5	2.7	1.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the unrealized loss (gain) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2016	2015	2016	2015
Natural gas swaps	Change in fair value of derivatives	$0.2	$(0.1)	$6.0	$0.7
Gas purchase agreements	Change in fair value of derivatives	5.6	6.1	16.8	11.6
Interest rate swaps	Change in fair value of derivatives	3.2	(2.4)	(2.8)	(3.6)
		$9.0	$3.6	$20.0	$8.7

10. Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current income tax expense (benefit)	$0.8	$(1.6)	$2.6	$5.7
Deferred tax expense (benefit)	1.8	3.0	(16.8)	(6.0)
Total income tax expense (benefit), net	$2.6	$1.4	$(14.2)	$(0.3)

For the three and nine months ended September 30, 2016 and 2015

Income tax expense for the three months ended September 30, 2016 was $2.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $20.2 million. The primary item increasing the tax rate for the three months ended September 30, 2016 was $22.5 million related to goodwill impairment. In addition, the rate was further impacted by a net increase to our valuation allowances of $8.6 million, consisting primarily of increases of $9.3 million in Canada related to losses and a decrease of $0.7 million in the United States due to additional earnings. These items were offset by $7.2 million related to capital loss on intercompany notes, $1.9 million relating to operating in higher tax rate jurisdictions and $0.8 million of other permanent differences.

Income tax expense for the three months ended September 30, 2015 was $1.4 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $0.5 million. The primary items impacting the tax rate for the three months ended September 30, 2015 were $4.0 million relating to a change in valuation allowance and $2.8 million related to capital gain on repatriation of wind sale proceeds. These items were partially offset by $2.6 million of dividend withholding and other taxes, $2.2 million related to foreign exchange and $0.1 million of other permanent differences.

Income tax benefit for the nine months ended September 30, 2016 was $14.2 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $32.2 million. The primary items increasing the tax rate for the nine months ended September 30, 2016 were $22.5 million relating to goodwill impairment, $5.5 million relating to foreign exchange and $1.1 million of other permanent differences. In addition, the rate was further impacted by a net increase to the Company’s valuation allowances of $13.2 million, consisting primarily of increases of $31.6 million in Canada related to losses and a decrease of $18.4 million in the United States due to tax restructurings and additional earnings. These items were offset by $18.5 million Canadian capital losses recognized on tax restructurings, $3.0 million related to capital loss on intercompany notes and $2.8 million relating to operating in higher tax rate jurisdictions.

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

As of September 30, 2016, we have recorded a valuation allowance of $188.5 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

11. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the nine months ended September 30, 2016:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2015	1,298,401	$2.88
Granted	1,594,954	1.81
Vested and redeemed	(771,437)	2.85
Forfeitures	(7,431)	2.71
Outstanding at September 30, 2016	2,114,487	$1.84

Cash payments made for vested notional units for the nine months ended September 30, 2016 and 2015 were $0.4 million and $1.0 million, respectively. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $0.5 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2015, respectively.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at September 30, 2016 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50% (Cdn$4.77).

12. Basic and diluted (loss) earnings per share

Basic (loss) earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during their respective period. Diluted earnings (loss) per share is computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the LTIP were vested and redeemed for shares under the terms of the LTIP.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Because we reported a loss for the three and nine months ended September 30, 2016, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(82.4)	$(5.5)	$(116.2)	$(5.5)
(Loss) income from discontinued operations, net of tax	—	(0.5)	—	31.6
Net (loss) income attributable to Atlantic Power Corporation	$(82.4)	$(6.0)	$(116.2)	$26.1
Denominator:
Weighted average basic shares outstanding	119.3	122.1	120.9	121.8
Dilutive potential shares:
Convertible debentures	8.1	22.4	14.9	22.8
LTIP notional units	0.1	0.1	0.1	0.1
Potentially dilutive shares	127.5	144.6	135.9	144.7
Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.69)	$(0.05)	$(0.96)	$(0.05)
Diluted earnings per share from discontinued operations	—	—	—	0.26
Diluted (loss) earnings per share attributable to Atlantic Power Corporation	$(0.69)	$(0.05)	$(0.96)	$0.21

The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. Potentially dilutive shares from convertible debentures of $8.1 million and $14.9 million have been excluded from fully diluted shares in the three and nine months ended September 30, 2016, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from convertible debentures of $22.4 million and $22.8 million have been excluded from fully diluted shares in the three and nine months ended September 30, 2015, respectively, because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

13. Equity

The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company, noncontrolling interests and total equity for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2016	$213.9	$221.3	$435.2
Net (loss) income	(116.2)	6.4	(109.8)
Realized and unrealized loss on hedging activities, net of tax	(0.1)	—	(0.1)
Foreign currency translation adjustment	(2.6)	—	(2.6)
Common share repurchases	(13.9)	—	(13.9)
Stock-based compensation	1.4	—	1.4
Dividends declared on preferred shares of a subsidiary company	—	(6.4)	(6.4)
Balance at September 30, 2016	$82.5	$221.3	$303.8

	Nine months ended September 30, 2015
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary	Noncontrolling
	Shareholders’ Equity	company	Interests	Total Equity
Balance at January 1, 2015	$356.2	$221.3	$239.0	$816.5
Net income (loss)	26.1	6.7	(11.0)	21.8
Realized and unrealized gain on hedging activities, net of tax	(0.2)	—	—	(0.2)
Foreign currency translation adjustment	(52.7)	—	—	(52.7)
Stock-based compensation	2.1	—	—	2.1
Dividends paid to noncontrolling interest	—	—	(3.7)	(3.7)
Dividends declared on common shares	(8.5)	—	—	(8.5)
Dividends declared on preferred shares of a subsidiary company	—	(6.7)	—	(6.7)
Derecognition of noncontrolling interests upon sale of subsidiaries	—	—	(224.3)	(224.3)
Balance at September 30, 2015	$323.0	$221.3	$—	$544.3

Stock Repurchase Program

In December 2015, our Board of Directors approved an NCIB for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd (“APPEL”), our wholly-owned subsidiary. The Board authorization permits the Company to repurchase stock through open market repurchases. The NCIB will expire on December 28, 2016 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIB. For the nine months ended September 30, 2016, we repurchased a cumulative 5,678,736 common shares at a total cost of $13.9 million. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets. Subsequent to September 30, 2016, we repurchased an additional 1,394,096 common shares.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

14. Segment and geographic information

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as the result of significant asset sales and in order to align with changes in management’s structure, resource allocation and performance assessment in making decisions regarding our operations. The Wind Projects, which made up the entirety of the former Wind segment, were sold in June 2015 and are designated as discontinued operations for the three and nine months ended September 30, 2015. We analyze the performance of our operating segments based on Project Adjusted EBITDA, which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. We use Project Adjusted EBITDA to provide comparative information about segment performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented as proportionately consolidated based on our ownership percentage in the reconciliation of Project Adjusted EBITDA to project income (loss).

A reconciliation of net (loss) income from continuing operations to Project Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 is included in the table below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended September 30, 2016
Project revenues	$31.3	$34.1	$35.6	$0.2	$101.2
Segment assets	764.9	328.9	325.3	102.8	1,521.9
Project Adjusted EBITDA	$19.4	$21.3	$10.7	$(0.1)	$51.3
Change in fair value of derivative instruments	(1.2)	—	(5.6)	(2.2)	(9.0)
Depreciation and amortization	11.0	9.9	9.4	0.1	30.4
Interest, net	2.8	—	—	—	2.8
Impairment	15.4	—	69.3	—	84.7
Other project income	—	—	—	(0.5)	(0.5)
Project (loss) income	(8.6)	11.4	(62.4)	2.5	(57.1)
Administration	—	—	—	5.7	5.7
Interest, net	—	—	—	20.0	20.0
Foreign exchange gain	—	—	—	(3.4)	(3.4)
Other income, net	—	—	—	(1.7)	(1.7)
(Loss) income from continuing operations before income taxes	(8.6)	11.4	(62.4)	(18.1)	(77.7)
Income tax expense	—	—	—	2.6	2.6
Net income (loss) from continuing operations	$(8.6)	$11.4	$(62.4)	$(20.7)	$(80.3)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended September 30, 2015
Project revenues	$38.4	$34.5	$34.4	$0.2	$107.5
Segment assets	849.7	368.2	569.5	122.8	1,910.2
Project Adjusted EBITDA	$27.4	$21.4	$7.6	$(0.4)	$56.0
Change in fair value of derivative instruments	1.9	—	(6.1)	0.6	(3.6)
Depreciation and amortization	10.7	9.9	11.7	0.5	32.8
Interest, net	2.4	—	0.1	—	2.5
Other project expense	—	—	—	0.1	0.1
Project income (loss)	12.4	11.5	1.9	(1.6)	24.2
Administration	—	—	—	6.9	6.9
Interest, net	—	—	—	41.0	41.0
Foreign exchange gain	—	—	—	(21.7)	(21.7)
Other income, net	—	—	—	—	—
Income (loss) from continuing operations before income taxes	12.4	11.5	1.9	(27.8)	(2.0)
Income tax benefit	—	—	—	1.4	1.4
Net income (loss) from continuing operations	$12.4	$11.5	$1.9	$(29.2)	$(3.4)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Nine Months Ended September 30, 2016
Project revenues	$104.3	$78.7	$122.0	$0.8	$305.8
Segment assets	764.9	328.9	325.3	102.8	1,521.9
Project Adjusted EBITDA	$70.5	$43.4	$46.2	$(0.2)	$159.9
Change in fair value of derivative instruments	(3.0)	—	(17.7)	0.6	(20.1)
Depreciation and amortization	33.0	29.6	27.7	0.5	90.8
Interest, net	8.2	—	—	—	8.2
Impairment	15.4	—	69.3	—	84.7
Other project income	—	—	—	(0.4)	(0.4)
Project income (loss)	16.9	13.8	(33.1)	(0.9)	(3.3)
Administration	—	—	—	17.6	17.6
Interest, net	—	—	—	87.9	87.9
Foreign exchange loss	—	—	—	19.1	19.1
Other income, net	—	—	—	(3.9)	(3.9)
Income (loss) from continuing operations before income taxes	16.9	13.8	(33.1)	(121.6)	(124.0)
Income tax benefit	—	—	—	(14.2)	(14.2)
Net income (loss) from continuing operations	$16.9	$13.8	$(33.1)	$(107.4)	$(109.8)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Nine Months Ended September 30, 2015
Project revenues	$114.8	$83.9	$122.6	$0.5	$321.8
Segment assets	849.7	368.2	569.5	122.8	1,910.2
Project Adjusted EBITDA	$81.0	$37.1	$43.0	$(2.6)	$158.5
Change in fair value of derivative instruments	1.6	—	(11.6)	1.3	(8.7)
Depreciation and amortization	31.8	29.7	36.5	0.9	98.9
Interest, net	7.6	—	0.1	—	7.7
Other project expense (income)	—	0.1	0.1	(2.6)	(2.4)
Project income (loss)	40.0	7.3	17.9	(2.2)	63.0
Administration	—	—	—	23.0	23.0
Interest, net	—	—	—	91.3	91.3
Foreign exchange loss	—	—	—	(49.1)	(49.1)
Other income, net	—	—	—	(3.1)	(3.1)
Income (loss) from continuing operations before income taxes	40.0	7.3	17.9	(64.3)	0.9
Income tax benefit	—	—	—	(0.3)	(0.3)
Net income (loss) from continuing operations	$40.0	$7.3	$17.9	$(64.0)	$1.2

The table below provides information, by country, about our consolidated operations for each of the three and nine months ended September 30, 2016 and 2015 and Property, Plant & Equipment as of September 30, 2016 and December 31, 2015, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue Three Months Ended September 30,		Project Revenue Nine Months Ended September 30,		Property, Plant and Equipment, net of accumulated depreciation
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
United States	$65.6	$73.1	$183.8	$199.2	$506.1	$529.6
Canada	35.6	34.4	122.0	122.6	243.7	248.1
Total	$101.2	$107.5	$305.8	$321.8	$749.8	$777.7

Independent Electricity System Operator (“IESO”), San Diego Gas & Electric, Georgia Power Company and BC Hydro provided 24.5%, 16.1%, 10.9%, and 10.6%, respectively, of total consolidated revenues for the three months ended September 30, 2016. IESO, BC Hydro and San Diego Gas & Electric provided 28.0%, 11.6% and 11.5% respectively, of total consolidated revenues for the nine months ended September 30, 2016. IESO, San Diego Gas & Electric, Georgia Power and BC Hydro provided 22.9%, 16.7%,  10.2% and 9.1%, respectively, of total consolidated revenues for the three months ended September 30, 2015 and 27.7%, 12.6%, 10.4% and 7.7%, respectively, of total consolidated revenues for the nine months ended September 30, 2015. IESO purchases electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the Canada segment, San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, Georgia Power purchases electricity from the Piedmont project in the East U.S. segment and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

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

16. Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2016.

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

OVERVIEW

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of September 30, 2016, our power generation projects in operation had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty‑three operational power generation projects across nine states in the United States and two provinces in Canada. Eighteen of our projects are majority‑owned subsidiaries.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from December 31, 2017 to December 31, 2037, and approximately 25% of our PPAs on a MW‑weighted basis are scheduled to expire over the next four years. When a PPA expires, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. Our weighted average remaining PPA life is approximately 7 years. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

RECENT DEVELOPMENTS

Substantial Issuer Bid

On June 17, 2016, we commenced a substantial issuer bid to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding 5.75% Series C Convertible Unsecured Subordinated Debentures maturing June 30, 2019. The offer expired on July 22, 2016. An aggregate of $62.7 million principal amount of the debentures were purchased and cancelled under the offer. As of September 30, 2016 there were approximately $42.6 million principal amount of Series C debentures outstanding. We recorded a gain of approximately $1.7 million related to the repurchase in the consolidated statement of operations for the three and nine months ended September 30, 2016. Deferred financing costs related to the debentures of $1.4 million were written off and recorded to interest expense in July 2016.

Common share repurchases

During the third quarter of 2016, we purchased and cancelled, pursuant to our normal course issuer bid, 3.7 million common shares at a cost of $9.1 million with a portion of the proceeds from the New Credit Facilities. During the first nine months of 2016, we purchased and cancelled a total of approximately 5.7 million shares at a cost of $13.9 million. Subsequent to September 30, 2016, we purchased an additional 1.4 million common shares, bringing the total repurchases to 7.1 million shares during 2016 at a cost of $17.3 million.

Impairment of long-lived assets and goodwill

In the third quarter of 2016, we recorded full goodwill impairments at our Mamquam, North Bay and Kapuskasing reporting units and a partial goodwill impairment at our Curtis Palmer reporting unit totaling $78.8 million. Additionally, we recorded long-lived asset impairments at our North Bay and Kapuskasing reporting units totaling $5.9 million. See Note 3, Goodwill, to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 for a full description of our impairment analysis.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of November 4, 2016, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

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

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through September 30, 2016, the facility has generated 6,899 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

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

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, which are analyzed in greater detail below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Project revenue	$101.2	$107.5	$305.8	$321.8
Project (loss) income	$(57.1)	$24.2	$(3.3)	$63.0
(Loss) income from continuing operations	$(80.3)	$(3.4)	$(109.8)	$1.2
Income from discontinued operations	$—	$(0.5)	$—	$20.6
Net (loss) income attributable to Atlantic Power Corporation	$(82.4)	$(6.0)	$(116.2)	$26.1
Loss per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(0.69)	$(0.05)	$(0.96)	$(0.05)
Earnings per share from discontinued operations—basic and diluted	—	—	—	0.26
(Loss) earnings per share attributable to Atlantic Power Corporation—basic and diluted	$(0.69)	$(0.05)	$(0.96)	$0.21
Project Adjusted EBITDA(1)	$51.3	$56.0	$159.9	$158.5

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Revenue decreased by $6.3 million from $107.5 million in the three months ended September 30, 2015 to $101.2 million in the three months ended September 30, 2016. The primary drivers of the decrease are as follows:

•	Impact of the Morris maintenance outage – our Morris project underwent a planned gas turbine overhaul in August 2016 resulting in $4.8 million lower revenue from the comparable 2015 period; and

•

Hydrological conditions – we recorded a $2.0 million decrease in revenue due to lower water flows at our Curtis Palmer hydro project, which is located in New York, than the comparable 2015 period. This was partially offset by $1.1 million of increased revenues from higher water flows at our Mamquam and Moresby Lake hydro projects, which are located in British Columbia, Canada.

Consolidated project income decreased by $81.3 million from $24.2 million project income in the three months ended September 30, 2015 to $57.1 million project loss in the three months ended September 30, 2016. The primary drivers of the decrease are as follows:

•

Impairment of goodwill and long-lived assets – we recorded an $84.7 million goodwill and long-lived asset impairment in the third quarter of 2016. See Note 3, Goodwill, for full detail of the conditions that resulted in recording the impairment;

•	Revenue – revenue decreased $6.3 million as discussed above.

These decreases in project income were partially offset by increases in project income resulting from:

•

Interest rate swaps and fuel derivatives – the change in fair value of derivatives increased $5.4 million from the comparable 2015 period due primarily to higher interest rates and the approaching expiration date of December 31, 2016 for out-of-the money fuel purchase agreements at our North Bay and Kapuskasing projects;

•	Fuel expense – fuel expense decreased $4.3 million from the comparable 2015 period primarily due to the Morris maintenance outage described above, as well as lower natural gas prices; and
•

Depreciation expense – depreciation expense decreased $2.5 million from the comparable 2015 period primarily due to a $2.4 million decrease at our Williams Lake project. We recorded a $74.1 million long-lived asset impairment at Williams Lake in the fourth quarter of 2015, which results in lower depreciation expense in the current nine month period.

Revenue decreased by $16.0 million from $321.8 million in the nine months ended September 30, 2015 to $305.8 million in the nine months ended September 30, 2016. The primary drivers of the decrease are as follows:

•

Impact of lower fuel costs – energy revenue pricing at several of our projects is impacted by changes in fuel cost. Lower fuel prices during 2016 resulted in a $12.5 million decrease in revenue from 2015. These decreases in revenue are offset by lower fuel expense so the net impact on project income is not material;

•	Impact of the Morris maintenance outage – our Morris project underwent a planned gas turbine overhaul in August 2016 resulting in $4.8 million lower revenue from the comparable 2015 period; and

•

Currency – an approximate $6.8 million impact at our Canadian projects resulting from fluctuations of the Canadian Dollar against the U.S. dollar. The decrease in revenue due to currency is partially offset by the benefit of lower expenses also from currency at our Canadian projects. Currency had a net positive impact of $0.7 million on consolidated project income relative to the comparable 2015 period.

These decreases were partially offset by:

•	Hydrological conditions – a $3.5 million increase in revenue from higher water flows at our hydro projects.

Consolidated project (loss) income decreased by $66.4 million from $63.0 million of income for the nine months ended September 30, 2015 to a loss of $(3.3) million in the nine months ended September 30, 2016. The primary drivers of the change are as follows:

•

Impairment of goodwill and long-lived assets – we recorded an $84.7 million goodwill and long-lived asset impairment in the third quarter of 2016. See Note 3, Goodwill, for full detail of the conditions that resulted in recording the impairment; and

•	Revenue – revenue decreased $16.0 million as discussed above.

These decreases in project income were partially offset by increases in project income resulting from:

•

Fuel expense – fuel expense decreased from $125.3 million in the nine months ended September 30, 2015 to $110.8 million in the nine months ended September 30, 2016 primarily due to the Morris outage, foreign currency exchange rate fluctuations and lower natural gas prices;

•

Fuel swap and natural gas purchases – the change in fair value of derivatives increased $11.3 million from the comparable 2015 period due primarily to higher interest rates and the approaching expiration date of December 31, 2016 for out-of-the money fuel purchase agreements at our North Bay and Kapuskasing projects; and

•

Depreciation and amortization – depreciation and amortization decreased $8.2 million from the comparable 2015 period due to lower property, plant and equipment resulting from an $80.5 million long-lived asset impairment recorded in the fourth quarter of 2015.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 53.

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table provides our consolidated results of operations:

	Three months ended September 30,
	2016	2015	$ change	% change
Project revenue:
Energy sales	$40.7	$43.4	$(2.7)	(6.2)%
Energy capacity revenue	44.0	45.9	(1.9)	(4.1)%
Other	16.5	18.2	(1.7)	(9.3)%
	101.2	107.5	(6.3)	(5.9)%
Project expenses:
Fuel	36.8	41.1	(4.3)	(10.5)%
Operations and maintenance	28.2	24.8	3.4	13.7%
Depreciation and amortization	25.3	27.8	(2.5)	(9.0)%
	90.3	93.7	(3.4)	(3.6)%
Project other income (expense):
Change in fair value of derivative instruments	9.0	3.6	5.4	150.0%
Equity in earnings of unconsolidated affiliates	9.6	8.9	0.7	7.9%
Interest expense, net	(2.4)	(2.1)	(0.3)	14.3%
Impairment	(84.7)	—	(84.7)	(100.0)%
Other income, net	0.5	—	0.5	100.0%
	(68.0)	10.4	(78.4)	(753.8)%
Project (loss) income	(57.1)	24.2	(81.3)	(336.0)%
Administrative and other expenses (income):
Administration	5.7	6.9	(1.2)	(17.4)%
Interest, net	20.0	41.0	(21.0)	(51.2)%
Foreign exchange gain	(3.4)	(21.7)	18.3	(84.3)%
Other income, net	(1.7)	—	(1.7)	(100.0)%
	20.6	26.2	(5.6)	(21.4)%
Loss from continuing operations before income taxes	(77.7)	(2.0)	(75.7)	NM
Income tax expense	2.6	1.4	1.2	NM
Loss from continuing operations	(80.3)	(3.4)	(76.9)	NM
Loss from discontinued operations, net of tax	—	(0.5)	0.5	(100.0)%
Net loss	(80.3)	(3.9)	(76.4)	NM
Net income attributable to Preferred share dividends of a subsidiary company	2.1	2.1	—	0.0%
Net loss attributable to Atlantic Power Corporation	$(82.4)	$(6.0)	$(76.4)	NM

	Three months ended September 30, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$13.9	$9.5	$17.3	$—	$40.7
Energy capacity revenue	15.0	19.0	10.0	—	44.0
Other	2.4	5.6	8.3	0.2	16.5
	31.3	34.1	35.6	0.2	101.2
Project expenses:
Fuel	9.6	10.5	16.7	—	36.8
Operations and maintenance	14.2	5.5	8.2	0.3	28.2
Depreciation and amortization	8.5	7.3	9.4	0.1	25.3
	32.3	23.3	34.3	0.4	90.3
Project other income (expense):
Change in fair value of derivative instruments	1.2	—	5.6	2.2	9.0
Equity in earnings of unconsolidated affiliates	9.0	0.6	—	—	9.6
Interest expense, net	(2.4)	—	—	—	(2.4)
Impairment	(15.4)	—	(69.3)	—	(84.7)
Other income, net	—	—	—	0.5	0.5
	(7.6)	0.6	(63.7)	2.7	(68.0)
Project (loss) income	$(8.6)	$11.4	$(62.4)	$2.5	$(57.1)

	Three months ended September 30, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total (1)
Project revenue:
Energy sales	$17.4	$10.0	$16.0	$—	$43.4
Energy capacity revenue	16.8	19.0	10.1	—	45.9
Other	4.2	5.6	8.2	0.2	18.2
	38.4	34.6	34.3	0.2	107.5
Project expenses:
Fuel	14.5	10.8	15.8	—	41.1
Operations and maintenance	7.4	5.8	11.0	0.6	24.8
Development	—	—	—	—	—
Depreciation and amortization	8.4	7.2	11.7	0.5	27.8
	30.3	23.8	38.5	1.1	93.7
Project other income (expense):
Change in fair value of derivative instruments	(1.9)	—	6.1	(0.6)	3.6
Equity in earnings of unconsolidated affiliates	8.2	0.7	—	—	8.9
Interest expense, net	(2.0)	—	—	(0.1)	(2.1)
Other expense, net	—	—	—	—	—
	4.3	0.7	6.1	(0.7)	10.4
Project income (loss)	$12.4	$11.5	$1.9	$(1.6)	$24.2

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended September 30, 2015. The Wind Projects were sold in June 2015.

East U.S.

Project income for the three months ended September 30, 2016 decreased $21.0 million from the comparable 2015 period primarily due to:

•

decreased project income of $17.5 million at Curtis Palmer primarily due to a $15.4 million goodwill impairment charge and $1.9 million in decreased revenues due to lower water flows from the comparable 2015 period; and

•	decreased project income of $8.6 million at Morris primarily due to $7.1 million of increased maintenance expense resulting from the overhaul of two gas turbines and one steam turbine in August 2016 as well as replacement of a continuous emissions monitoring system.

These decreases were partially offset by:

•	Increased project income of $2.5 million at Piedmont primarily due to a $2.7 million increase in change in fair value of derivatives.

West U.S.

Project income for the three months ended September 30, 2016 did not change materially from the comparable 2015 period.

Canada

Project income for the three months ended September 30, 2016 decreased $64.3 million from the comparable 2015 period primarily due to:

•

decreased project income of $48.6 million at Mamquam, which recorded a $50.2 million goodwill impairment charge, partially offset by $1.1 million of increased revenue from higher water flows than the comparable 2015 period;

•

decreased project income of $8.7 million at North Bay primarily due to $10.2 million of goodwill and long-lived asset impairments, partially offset by a $1.2 million decrease in operation and maintenance costs. North Bay underwent a maintenance outage in the comparable 2015 period; and

•

decreased project income of $7.0 million at Kapuskasing primarily due to $8.9 million of goodwill and long-lived asset impairments, partially offset by a $1.3 million decrease in operation and maintenance cost. Kapuskasing underwent a maintenance outage in the comparable 2015 period.

Un‑allocated Corporate

Total project income for the three months ended September 30, 2016 was $2.5 million compared to a total project loss of $1.6 million in the comparable 2015 period primarily due to a $2.8 million increase in the fair value of interest rate swap agreements.

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

Administration

Administration expense decreased $1.2 million or 17.4% from the comparable 2015 period primarily due to a $0.6 million decrease in professional services expense, a $0.3 million decrease in compensation costs and a $0.3 million decrease in rent expense.

Interest, net

Interest expense decreased $21.0 million or 51.2% from the comparable 2015 period primarily due to purchases and cancellation of 5.75% Series C convertible debentures under our substantial issuer bid and the redemption of the 9.0% Notes in July 2015.

Foreign exchange loss (gain)

Foreign exchange gain for the three months ended September 30, 2016 decreased $18.3 million, or 84.3%, from the comparable 2015 period primarily due to an $18.3 million decrease in unrealized gain in the revaluation of instruments denominated in Canadian dollars. The repurchase of $116.8 million of Canadian Dollar denominated convertible debentures was the most significant factor in the decrease. The closing U.S. dollar to Canadian dollar exchange rates were 1.31 and 1.29 at September 30, 2016 and June 30, 2016, respectively, an increase of 1.5%.  The closing U.S. dollar to Canadian dollar exchange rates were 1.34 and 1.25 at September 30, 2015 and June 30, 2015, respectively, an increase of 7.2%. The average U.S. dollar to Canadian dollar exchange rates were 1.31 and 1.31 for the three months ended September 30, 2016 and 2015, respectively.

Other income, net

Other income, net increased $1.7 million primarily due to a $1.7 million gain recorded on the purchase and cancellation of convertible debentures under the substantial issuer bid.

Income tax expense

Income tax expense for the three months ended September 30, 2016 was $2.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $20.2 million. The primary item increasing the tax rate for the three months ended September 30, 2016 was $22.5 million relating to goodwill impairment. In addition, the rate was further impacted by a net increase to our valuation allowances of $8.6 million, consisting primarily of increases of $9.3 million in Canada related to losses and a decrease of $0.7 million in the United States due to additional earnings. These items were offset by $7.2 million related to capital loss on intercompany notes, $1.9 million relating to operating in higher tax rate jurisdictions and $0.8 million of other permanent differences.

Income tax expense for the three months ended September 30, 2015 was $1.4 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.5 million. The primary items impacting the tax rate for the three months ended September 30, 2015 were $4.0 million relating to a change in the valuation allowance and $2.8 million related to capital gain on repatriation of wind sale proceeds. These items were partially offset by $2.6 million of dividend withholding and other taxes, $2.2 million related to foreign exchange and $0.1 million of other permanent differences.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2016	2015	$ change	% change
Project revenue:
Energy sales	$138.4	$144.9	$(6.5)	(4.5)%
Energy capacity revenue	113.2	117.4	(4.2)	(3.6)%
Other	54.2	59.5	(5.3)	(8.9)%
	305.8	321.8	(16.0)	(5.0)%
Project expenses:
Fuel	110.8	125.3	(14.5)	(11.6)%
Operations and maintenance	79.4	81.6	(2.2)	(2.7)%
Development	—	1.1	(1.1)	(100.0)%
Depreciation and amortization	75.6	83.8	(8.2)	(9.8)%
	265.8	291.8	(26.0)	(8.9)%
Project other income (expense):
Change in fair value of derivative instruments	20.0	8.7	11.3	129.9%
Equity in earnings of unconsolidated affiliates	27.9	28.3	(0.4)	(1.4)%
Interest expense, net	(6.9)	(6.2)	(0.7)	11.3%
Impairment	(84.7)	—	(84.7)	(100.0)%
Other income, net	0.4	2.2	(1.8)	(81.8)%
	(43.3)	33.0	(76.3)	(231.2)%
Project (loss) income	(3.3)	63.0	(66.3)	(105.2)%
Administrative and other expenses (income):
Administration	17.6	23.0	(5.4)	(23.5)%
Interest, net	87.9	91.3	(3.4)	(3.7)%
Foreign exchange loss (gain)	19.1	(49.1)	68.2	(138.9)%
Other income, net	(3.9)	(3.1)	(0.8)	25.8%
	120.7	62.1	58.6	94.4%
(Loss) income from continuing operations before income taxes	(124.0)	0.9	(124.9)	NM
Income tax benefit	(14.2)	(0.3)	(13.9)	NM
(Loss) income from continuing operations	(109.8)	1.2	(111.0)	NM
Income from discontinued operations, net of tax	—	20.6	(20.6)	(100.0)%
Net (loss) income	(109.8)	21.8	(131.6)	NM
Net loss attributable to noncontrolling interests	—	(11.0)	11.0	(100.0)%
Net income attributable to Preferred share dividends of a subsidiary company	6.4	6.7	(0.3)	(4.5)%
Net (loss) income attributable to Atlantic Power Corporation	$(116.2)	$26.1	$(142.3)	NM

	Nine months ended September 30, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$53.8	$23.6	$61.0	$—	$138.4
Energy capacity revenue	39.8	38.9	34.5	—	113.2
Other	10.7	16.2	26.5	0.8	54.2
	104.3	78.7	122.0	0.8	305.8
Project expenses:
Fuel	35.4	26.4	49.0	—	110.8
Operations and maintenance	33.2	18.5	26.6	1.1	79.4
Depreciation and amortization	25.5	21.9	27.8	0.4	75.6
	94.1	66.8	103.4	1.5	265.8
Project other income (expense):
Change in fair value of derivative instruments	3.0	—	17.6	(0.6)	20.0
Equity in earnings of unconsolidated affiliates	26.0	1.9	—	—	27.9
Interest expense, net	(6.9)	—	—	—	(6.9)
Impairment	(15.4)	—	(69.3)	—	(84.7)
Other income, net	—	—	—	0.4	0.4
	6.7	1.9	(51.7)	(0.2)	(43.3)
Project income (loss)	$16.9	$13.8	$(33.1)	$(0.9)	$(3.3)

	Nine months ended September 30, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total (1)
Project revenue:
Energy sales	$57.3	$28.8	$58.8	$—	$144.9
Energy capacity revenue	43.1	38.7	35.6	—	117.4
Other	14.4	16.3	28.3	0.5	59.5
	114.8	83.8	122.7	0.5	321.8
Project expenses:
Fuel	44.5	30.3	50.5	—	125.3
Operations and maintenance	24.1	26.2	29.2	2.1	81.6
Development	—	—	—	1.1	1.1
Depreciation and amortization	24.6	21.8	36.5	0.9	83.8
	93.2	78.3	116.2	4.1	291.8
Project other income (expense):
Change in fair value of derivative instruments	(1.6)	—	11.6	(1.3)	8.7
Equity in earnings of unconsolidated affiliates	26.3	1.8	—	0.2	28.3
Interest expense, net	(6.2)	—	—	—	(6.2)
Other (expense) income, net	(0.1)	—	(0.2)	2.5	2.2
	18.4	1.8	11.4	1.4	33.0
Project income (loss)	$40.0	$7.3	$17.9	$(2.2)	$63.0

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the nine months ended September 30, 2015. The Wind Projects were sold in June 2015.

East U.S.

Project income for the nine months ended September 30, 2016 decreased $23.1 million from the comparable 2015 period primarily due to:

•	decreased project income of $15.6 million at Curtis Palmer due to a $15.4 million goodwill impairment charge recorded; and

•

decreased project income of $11.1 million at Morris primarily due to $8.1 million of increased maintenance expense resulting from the overhaul of two gas turbines and one steam turbine in August 2016. Morris also recorded $1.0 million of higher depreciation expense than the comparable period related to new capital expenditures.

West U.S.

Project income for the nine months ended September 30, 2016 increased $6.5 million from the comparable 2015 period primarily due to:

•

increased project income of $7.5 million at Manchief primarily due to $8.2 million of decreased maintenance expense, partially offset by a $0.7 million of decreased revenue resulting from lower dispatch.

This increase was partially offset by:

•	decreased project income of $0.6 million at Naval Station primarily due to a hot gas path maintenance outage.

Canada

Project income for the nine months ended September 30, 2016 decreased $51.0 million from the comparable 2015 period primarily due to:

•

decreased project income of $45.7 million at Mamquam primarily due to a $50.2 million goodwill impairment, partially offset by a $3.4 million increase in energy revenue due to higher water flows than the comparable period in 2015 and a $1.2 million decrease in operation and maintenance expense due to a maintenance outage in the comparable 2015 period;

•

decreased project income of $7.0 million at North Bay primarily due to $10.2 million of goodwill and long-lived asset impairments, partially offset by a $2.8 million change in the fair value of gas purchase agreements that are accounted for as derivatives; and

•

decreased project income of $5.8 million at Kapuskasing primarily due to $8.9 million of goodwill and long-lived asset impairments, partially offset by a $2.8 million change in the fair value of gas purchase agreements that are accounted for as derivatives.

These decreases were partially offset by:

•

increased project income of $7.2 million at Williams Lake primarily due to a $7.8 million decrease in depreciation expense resulting from a $74.1 million long-lived asset impairment recorded in the fourth quarter of December 31, 2015.

Un‑allocated Corporate

Project loss for the nine months ended September 30, 2016 decreased by $1.3 million from the comparable 2015 period primarily due to a $0.7 million decrease in change in fair value of interest rate swap agreement, partially offset by $2.3 million gain recorded in the comparable 2015 period for the sale of the Frontier solar development project.

Administrative and other expenses (income)

Administration

Administration expense decreased $5.4 million or 24% from the comparable 2015 period primarily due to a $2.3 million decrease in employee compensation expense, a $1.6 million decrease in professional services and a $1.4 million decrease in rent expense.

Interest, net

Interest expense decreased $3.4 million or 3.7% from the comparable 2015 period primarily due to lower interest expense from the 9.0 % Notes, which were redeemed in the comparable 2015 period, as well as lower interest expense from our convertible debentures, which have been repurchased and cancelled, in part, during 2015 and 2016. This is partially offset by higher interest expense related to the write-off of deferred financing costs of the previous term loan facility and convertible debentures during 2016, as compared to interest expense recorded for make-whole payments and deferred financing costs write-offs related to the 9.0% Notes recorded in the comparable 2015 period.

Foreign exchange loss (gain)

Foreign exchange loss was $19.1 million for the nine months ended September 30, 2016, compared to a $49.1 million gain for the nine months ended September 30, 2015, a change of $68.2 million. The decrease was primarily due to a $68.4 million decrease in unrealized gain on the revaluation of instruments denominated in Canadian dollars. The repurchase of $116.8 million of Canadian Dollar denominated convertible debentures was the most significant factor in the decrease of that unrealized revaluation gain. The closing U.S. dollar to Canadian dollar exchange rates were 1.31 and 1.38 at September 30, 2016 and December 31, 2015, respectively, a decrease of 5.2%. The closing U.S. dollar to Canadian dollar exchange rates were 1.34 and 1.16 at September 30, 2015 and December 31, 2014, respectively, an increase of 15.0%. The average U.S. dollar to Canadian dollar exchange rates were 1.34 and 1.25 for the nine months ended September 30, 2016 and 2015, respectively.

Income tax expense

Income tax benefit for the nine months ended September 30, 2016 was $14.2 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $32.2 million. The primary items increasing the tax rate for the nine months ended September 30, 2016 were $22.5 million relating to goodwill impairment, $5.5 million relating to foreign exchange and $1.1 million of other permanent differences. In addition, the rate was further impacted by a net increase to the Company’s valuation allowances of $13.2 million, consisting primarily of increases of $31.6 million in Canada related to losses and a decrease of $18.4 million in the United States due to tax restructurings and additional earnings. These items were offset by $18.5 million Canadian capital losses recognized on tax restructurings, $3.0 million related to capital loss on intercompany notes and $2.8 million relating to operating in higher tax rate jurisdictions.

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

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and nine months ended September 30, 2016. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net MWh.

	Generation(1)
	Three months ended September 30,
			% change
(in thousands of Net MWh)	2016	2015	2016 vs. 2015
Segment
East U.S.	570.6	663.0	(13.9)%
West U.S.	522.9	583.3	(10.4)%
Canada	446.7	420.4	6.3%
Total	1,540.2	1,666.7	(7.6)%

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended September 30, 2015. The Wind Projects were sold in June 2015.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Aggregate power generation for the three months ended September 30, 2016 decreased 7.6% from the comparable 2015 period primarily due to:

•

decreased generation in the East U.S. segment primarily due to a 81.8 net MWh decrease in generation at Morris due to a maintenance outage in the third quarter of 2016 and a 16.6 net MWh decrease in generation at Curtis Palmer due to lower water flow than the comparable 2015 period; and

•

decreased generation in the West U.S. segment primarily due to a 38.6 net MWh decrease in generation at Frederickson due to lower dispatch resulting from higher availability of hydro plants in the region and a maintenance outage in September 2016.

These decreases were partially offset by:

•	increased generation in the Canada segment primarily due to a 28.7 net MWh increase in generation at Mamquam, which underwent a maintenance outage in the comparable 2015 period.

	Generation(1)
	Nine months ended September 30,
			% change
(in thousands of Net MWh)	2016	2015	2016 vs. 2015
Segment
East U.S.	1,848.7	1,962.3	(5.8)%
West U.S.	1,225.6	1,350.6	(9.3)%
Canada	1,491.5	1,394.2	7.0%
Total	4,565.8	4,707.1	(3.0)%

(1)	Excludes the Wind Projects, which were designated discontinued operations for the three and nine months ended September 30, 2015. The Wind Projects were sold in June 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Aggregate power generation for the nine months ended September 30, 2016 decreased 3.0% from the comparable 2015 period primarily due to:

•

decreased generation in the East U.S. segment primarily due to a 59.7 net MWh decrease in generation at Selkirk due to lower dispatch, a 47.5 net MWh decrease in generation at Morris due to a maintenance outage in the third quarter of 2016, and a 43.4 net MWh decrease in generation at Chambers due to a maintenance outage in the second quarter of 2016; and

•	decreased generation in the West U.S. segment primarily due to a 91.7 net MWh decrease in generation at Manchief due to lower dispatch.

These decreases were partially offset by:

•	increased generation in the Canada segment primarily due to a 100.1 net MWh increase in generation at Mamquam, which underwent a maintenance outage in the comparable 2015 period.

	Availability(1)
	Three months ended
	September 30,
			% change
	2016	2015	2016 vs. 2015
Segment
East U.S.	88.2%	97.4%	(9.2)%
West U.S.	96.9%	98.1%	(1.2)%
Canada	90.6%	91.0%	(0.4)%
Weighted average	91.1%	96.2%	(5.1)%

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three months ended September 30, 2015. The Wind Projects were sold in June 2015.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Weighted average availability for the three months ended September 30, 2016 decreased 5.1% from the comparable 2015 period primarily due to:

•

decreased availability in the East U.S. segment resulting from decreased availability at Morris due to a maintenance outage in the third quarter of 2016. This was partially offset by increased availability at Piedmont, which had lower outage hours than the comparable 2015 period;

•

decreased availability in the West U.S. segment resulting from decreased availability at Naval Training Center due to a maintenance outage in the third quarter of 2016 and at Naval Station due to a replacement of steam turbine parts; and

•

decreased availability in the Canada segment resulting from decreased availability at Calstock due to a maintenance outage in September 2016. This was partially offset by increased availability at Mamquam, which underwent a maintenance outage in the comparable 2015 period.

	Availability(1)
	Nine months ended
	September 30,
			% change
	2016	2015	2016 vs. 2015
Segment
East U.S.	93.3%	96.6%	(3.3)%
West U.S.	92.4%	92.4%	—%
Canada	95.5%	94.0%	1.5%
Weighted average	93.5%	94.9%	(1.4)%

(1)	Excludes the Wind Projects, which were designated as discontinued operations for the three and nine months ended September 30, 2015. The Wind Projects were sold in June 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Weighted average availability for the nine months ended September 30, 2016 decreased 1.4% from the comparable 2015 period primarily due to:

•	decreased availability in the East U.S. segment resulting from decreased availability at Morris due to a maintenance outage in the third quarter of 2016.

This decrease was partially offset by:

•	increased availability in the Canada segment resulting from increased availability at Mamquam, which underwent an outage during the comparable period in 2015.

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

Project Adjusted EBITDA

	Three months ended			Nine months ended
	September 30,		$ change	September 30,		$ change
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net (loss) income	$(80.3)	$(3.9)	$(76.4)	$(109.8)	$21.8	$(131.6)
Net Income from discontinued operations, net of tax	—	(0.5)	0.5	—	20.6	(20.6)
Income tax expense (benefit)	2.6	1.4	1.2	(14.2)	(0.3)	(13.9)
(Loss) income from continuing operations before income taxes	(77.7)	(2.0)	(75.7)	(124.0)	0.9	(124.9)
Administration	5.7	6.9	(1.2)	17.6	23.0	(5.4)
Interest, net	20.0	41.0	(21.0)	87.9	91.3	(3.4)
Foreign exchange loss (gain)	(3.4)	(21.7)	18.3	19.1	(49.1)	68.2
Other income, net	(1.7)	—	(1.7)	(3.9)	(3.1)	(0.8)
Project (loss) income	$(57.1)	$24.2	$(81.3)	$(3.3)	$63.0	$(66.3)
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	30.4	32.8	(2.4)	90.8	98.9	(8.1)
Interest expense, net	2.8	2.5	0.3	8.2	7.7	0.5
Change in the fair value of derivative instruments	(9.0)	(3.6)	(5.4)	(20.1)	(8.7)	(11.4)
Impairment	84.7	—	84.7	84.7	—	84.7
Other income, net	(0.5)	0.1	(0.6)	(0.4)	(2.4)	2.0
Project Adjusted EBITDA	$51.3	$56.0	$(4.7)	$159.9	$158.5	$1.4
Project Adjusted EBITDA by segment(1)
East U.S.	19.4	27.4	(8.0)	70.5	81.0	(10.5)
West U.S.	21.3	21.4	(0.1)	43.4	37.1	6.3
Canada	10.7	7.6	3.1	46.2	43.0	3.2
Un-Allocated Corporate	(0.1)	(0.4)	0.3	(0.2)	(2.6)	2.4
Total	51.3	56.0	(4.7)	159.9	158.5	1.4

(1)	Excludes the Wind Projects, which were designated a component of discontinued operations for the three and nine months ended September 30, 2015. The Wind Projects were sold in June 2015.

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended September 30,
			% change
	2016	2015	2016 vs. 2015
East U.S.
Project Adjusted EBITDA	$19.4	$27.4	(29)%

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Project Adjusted EBITDA for the three months ended September 30, 2016 decreased $8.0 million from the comparable 2015 period primarily due to decreased Project Adjusted EBITDA of:

•	$8.5 million at Morris due to $7.1 million of increased maintenance expense and $1.5 million lower revenue resulting from the overhaul of two gas turbines and one steam turbine in August 2016;

•	$2.1 million at Curtis Palmer primarily due to lower water flows than the comparable 2015 period;

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$1.2 million at Orlando due to increased revenue from higher generation and lower fuel expense from lower natural gas prices.

	Nine months ended September 30,
			% change
	2016	2015	2016 vs. 2015
East U.S.
Project Adjusted EBITDA	$70.5	$81.0	(13)%

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Project Adjusted EBITDA for the nine months ended September 30, 2016 decreased $10.5 million from the comparable 2015 period primarily due to decreased Project Adjusted EBITDA of:

•	$9.4 million at Morris due to $8.1 million of increased maintenance expense resulting from the overhaul of two gas turbines and one steam turbine in August 2016; and

•	$1.2 million at Kenilworth due to lower steam sales as a result of lower demand and higher gas turbine maintenance than the comparable 2015 period.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended September 30,
			% change
	2016	2015	2016 vs 2015
West U.S.
Project Adjusted EBITDA	$21.3	$21.4	(0.5)%

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Project Adjusted EBITDA for the three months ended September 30, 2016 did not change materially from the comparable 2015 period.

	Nine months ended September 30,
			% change
	2016	2015	2016 vs 2015
West U.S.
Project Adjusted EBITDA	$43.4	$37.1	17%

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Project Adjusted EBITDA for the nine months ended September 30, 2016 increased $6.3 million from the comparable 2015 period primarily due to increased Project Adjusted EBITDA of:

•

$7.5 million at Manchief primarily due to $8.2 million of decreased maintenance expense resulting from a scheduled maintenance overhaul in the comparable 2015 period. This was partially offset by $0.7 million of decreased revenue from lower dispatch.

This increase was partially offset by a decrease in Project Adjusted EBITDA of:

•	$0.6 million at Naval Station due to a hot gas path maintenance outage.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended September 30,
			% change
	2016	2015	2016 vs. 2015
Canada
Project Adjusted EBITDA	$10.7	$7.6	41%

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Project Adjusted EBITDA for the three months ended September 30, 2016 increased $3.1 million from the comparable 2015 period primarily due to increases in Project Adjusted EBITDA of:

•	$1.4 million at Mamquam due to higher water flows than the comparable 2015 period and a maintenance outage in the comparable 2015 period; and

•	$1.4 million at Kapuskasing due to decreased maintenance expense from a turbine repair performed in the comparable 2015 period.

	Nine months ended September 30,
			% change
	2016	2015	2016 vs. 2015
Canada
Project Adjusted EBITDA	$46.2	$43.0	7%

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Project Adjusted EBITDA for the nine months ended September 30, 2016 increased $3.2 million from the comparable 2015 period primarily due to an increase in Project Adjusted EBITDA of:

•	$4.5 million at Mamquam due to higher water flow than the comparable 2015 period.

This increase was partially offset by decreases in Project Adjusted EBITDA of:

•	$0.8 million at Calstock due to lower revenue from the expiration of a rate adder.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended September 30,
			% change
	2016	2015	2016 vs. 2015
Un-allocated Corporate
Project Adjusted EBITDA	$(0.1)	$(0.4)	(75)%

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Project Adjusted EBITDA for the three months ended September 30, 2016 did not change materially from the comparable 2015 period.

	Nine months ended September 30,
			% change
	2016	2015	2016 vs. 2015
Un-allocated Corporate
Project Adjusted EBITDA	$(0.2)	$(2.6)	(92)%

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Project Adjusted EBITDA for the nine months ended September 30, 2016 increased $2.4 million from the comparable 2015 period primarily due to an increase in Project Adjusted EBITDA of:

•	$0.9 million of lower compensation expense from headcount reductions and $1.0 million in decreased development and administrative costs.

Project Adjusted EBITDA excludes the Wind Projects, which are designated as discontinued operations for the three and nine months ended September 30, 2015. Project Adjusted EBITDA for the Wind Projects was $28.3 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$93.8	$72.4
Restricted cash	12.6	15.2
Total	106.4	87.6
Revolving credit facility availability	111.3	106.0
Total liquidity	$217.7	$193.6

Overview

Our primary source of liquidity is distributions from our projects and availability under our revolving credit facility. Our future liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects) to December 2037. We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements or we may elect to operate certain facilities in the merchant market upon expiration of their PPAs. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, repurchase of common shares and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations implement our business plan, including financing external growth opportunities or fund our operations” in our Annual Report on Form 10‑K for the year ended December 31, 2015.

We expect to reinvest approximately $55.0 million in our portfolio in the form of project capital expenditures and maintenance expenses in 2016, of which $43.4 million has been incurred through September 30, 2016. Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2015. We do not expect any other material or unusual requirements for cash outflows for 2016 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Nine months ended
	September 30,
	2016	2015	Change
Net cash provided by operating activities	$91.9	$67.7	$24.2
Net cash provided by investing activities	0.8	323.6	(322.8)
Net cash provided by (used) in financing activities	(71.3)	(424.8)	353.5

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

For the nine months ended September 30, 2016, the net increase in cash flows from operating activities of $24.2 million was primarily the result of the following:

•

Decrease in interest payments – We made $32.3 million in lower interest payments than the comparable 2015 period primarily due to the redemption of the 9.0% High Yield Notes in July 2015 and the repurchase and cancellation of, in full, our Series A and B and, in part, our Series C convertible debentures during 2016.

This increase was partially offset by a decrease in net cash provided by operating activities primarily  resulting from the following:

•	Sale of Wind Projects – in the first nine months of 2015, the Wind Projects, which were sold in June 2015, provided $21.9 million of operating cash flows.

Investing Activities

For the nine months ended September 30, 2016, the net decrease in cash flows from investing activities of $322.8 million was primarily the result of the following:

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

Financing Activities

For the nine months ended September 30, 2016, the net increase in cash flows used in financing activities of $353.5 million was primarily the result of the following:

•	The New Credit Facilities – we received $679.0 million of net proceeds from issuance of the New Credit Facilities; and
•	Dividend payments– we paid $12.3 million of dividends on our common shares and to non-controlling interests in 2015 as compared to zero dividend payments made in 2016.

This increase was partially offset by decreases in net cash used by financing activities primarily as a result of the following:

•

Corporate and project-level debt – we redeemed the Senior Secured Credit Facilities in full for $447.9 million in the second quarter of 2016 as compared to the $319.9 million paid to redeem our 9.0% Notes in 2015, and we made $9.0 million of higher principal payments on our corporate and project-level debt than the comparative 2015 period;

•	Convertible debenture repayments – we redeemed and cancelled Series A and B convertible debentures in full and the Series C convertible debentures, in part, with payments totaling $187.4 million;

•	Deferred financing costs – we paid $16.2 million in deferred financing costs related to the New Credit Facilities; and

•	Common share repurchases – we purchased and cancelled 5.7 million common shares at a cost of $13.9 million primarily with a portion of the proceeds from the New Credit Facilities.

Corporate Debt

The following table summarizes the maturities of our corporate debt at September 30, 2016:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2016	2017	2018	2019	2020	Thereafter
Senior Secured Term Loan Facility(1)	April 2023	6.00%	-	6.20%	$654.9	$15.0	$100.0	$90.0	$65.0	$105.0	$279.9
Atlantic Power Income LP Note	June 2036	5.95%			160.1	—	—	—	—	—	160.1
Convertible Debenture(2)	June 2019	5.75%			42.6	—	—	—	42.6	—	—
Convertible Debenture	December 2019	6.00%			61.7	—	—	—	61.7	—	—
Total Corporate Debt					$919.3	$15.0	$100.0	$90.0	$169.3	$105.0	$440.0

(1)

The New Credit Facility contains a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the New Credit Facilities and the MTNs, letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of New Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and Atlantic Power Preferred Equity Limited from paying dividends to its shareholders.

(2)	In July 2016, we purchased and cancelled $62.7 million principal amount of the outstanding convertible debentures maturing June 30, 2019 under a substantial issuer bid.

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at September 30, 2016. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At November 4, 2016, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants or to make distributions before the project’s debt maturity in 2018 at the earliest. See Note 6 to the consolidated financial statements of this Quarterly Report on Form 10-Q, Long‑term debt—Non‑Recourse Debt.

The range of interest rates presented represents the rates in effect at September 30, 2016. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2016	2017	2018	2019	2020	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	3.40%			$15.0	$1.5	$6.3	$6.5	$0.7	$—	$—
Piedmont	August 2018	8.47%			57.5	0.8	2.5	54.2	—	—	—
Cadillac	August 2025	6.19%			27.7	0.6	3.0	3.0	3.1	3.1	14.9
Total Consolidated Projects					100.2	2.9	11.8	63.7	3.8	3.1	14.9
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9		—	—	5.2	7.8	29.9
Total Equity Method Projects					42.9	—	—	—	5.2	7.8	29.9
Total Project-Level Debt					$143.1	$2.9	$11.8	$63.7	$9.0	$10.9	$44.8

(1)

In June 2014, Chambers refinanced its project debt and issued (i) Series A (tax-exempt) Bonds due December 2023, of which our proportionate share is $41.3 million and (ii) Series B (taxable) Bonds due December 2019, of which our proportionate share is $1.6 million. The above table does not include our $4.2 million proportionate share of issuance premiums.

Uses of Liquidity

Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of principal and interest on our outstanding convertible debentures, New Term Loan facility, MTNs and other corporate and project-level debt, funding the repurchase of shares of our common stock, our convertible debentures, our preferred shares (to the extent we choose to pursue any such repurchases), collateral and investment in our projects through capital expenditures, including major maintenance and business development costs and dividend payments to preferred shareholders of a subsidiary company. We may fund future acquisitions with a combination of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately placed bank or institutional non‑recourse operating level debt, although we can provide no assurances regarding the availability of public or private financing on acceptable terms or at all.

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

We expect to reinvest approximately $8.2 million in 2016 (of which $6.5 million was reinvested in the nine months ended September 30, 2016) in our portfolio in the form of project capital expenditures and incur $46.8 million of maintenance expenses (of which $36.8 million was incurred in the nine months ended September 30, 2016). Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2015. We do not expect any other material or unusual requirements for cash outflows for 2016 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

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

Off‑Balance Sheet Arrangements

As of September 30, 2016, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 as a result of the material weakness that exists in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Management’s Remediation Plan

Management is actively engaged in the implementation of remediation efforts to address the material weakness identified above. Management has taken and will continue to take the following actions to address the material weakness:

Re-designing its controls, including the implementation of new controls, relating to the long-lived asset and goodwill impairment analysis, including: (i) enhancing the design and documentation of management review controls in order to enhance the precision at which management review controls operate, (ii) improving the documentation of internal control procedures, and (iii) enhancing internal controls over the evaluation of the components of carrying value and comparison to the requirements of generally accepted accounting principles.

We have implemented some of these re-designed controls and will continue to refine and assess the operating effectiveness of these controls through year end. We expect to have the material weakness remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Other than the changes described in Management’s Remediation Plan above, there has been no change in our internal control over financial reporting during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 22, 2015, our Board of Directors approved a normal course issuer bid (“NCIB”) for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The Board authorization permits the Company to repurchase shares through open market repurchases. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The NCIB will expire on December 28, 2016 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIB. Under the NCIB, we may purchase up to a total of 12,139,215 common shares (Cdn$28.0 million based on the Cdn$2.31 closing share price of our common shares on the TSX on December 31, 2015) and are limited to daily purchases of 22,600 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the NCIB will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIB may also be made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. From inception of the NCIB through November 4, 2016, we have repurchased and cancelled 7,072,832 common shares.

				Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid		as Part of a Publicly Announced	of Shares to be Purchased Under
Repurchase Period	Shares Purchased	Per Share		Purchase Plan	the Plan
7/1/16 - 7/31/2016	174,248	Cdn$	3.18	174,248	Cdn$	22,961,139
8/1/2016 - 8/31/2016	2,248,654	Cdn$	3.26	2,248,654	Cdn$	17,766,748
9/1/2016 - 9/30/2016	1,230,754	Cdn$	3.33	1,230,754	Cdn$	14,923,706
Total	3,653,656			3,653,656

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2016	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)