Form 10-K
period 2016-12-31
ATLANTIC POWER CORP
filed 2017-03-02
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $295.5 million based upon the last reported sale price on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 28, 2017, 114,649,888 of the registrant’s Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING INFORMATION

Certain statements in this Annual Report on Form 10‑K constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Canadian securities laws. Forward‑looking statements generally can be identified by the use of forward‑looking terminology such as “outlook,” “objective,” “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “plans,” “continue,” or similar expressions suggesting future outcomes or events. Examples of such statements in this Annual Report on Form 10‑K include, but are not limited to, statements with respect to the following:

•	our ability to generate sufficient cash flow to service our debt obligations or implement our business plan, including financing internal or external growth opportunities;

•

the outcome or impact of our business strategy to increase our intrinsic value on a per-share basis through disciplined management of our balance sheet and cost structure and investment of our discretionary cash in a combination of organic and external growth projects, acquisitions, and repurchases of debt and equity securities;

•	our ability to renew or enter into new power purchase agreements (“PPAs”) on favorable terms or at all after the expiration of our current agreements;

•	our ability to meet the financial covenants under our New Credit Facilities (as defined herein) and other indebtedness;

•	expectations regarding maintenance and capital expenditures; and

•	the impact of legislative, regulatory, competitive and technological changes.

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

These risks include, without limitation:

•	the expiration or termination of power purchase agreements (“PPAs”) and our ability to renew or enter into new PPAs on favorable terms or at all;

•	our ability to service our debt obligations or generate sufficient cash flow to pay preferred dividends;

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

ITEM 1.  BUSINESS

GENERAL

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of December 31, 2016, our power generation projects had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three power generation projects across nine states in the United States and two provinces in Canada. Nineteen of the projects are currently operational, totaling 1,975 MW on a gross capacity basis and 1,337 MW on a net ownership basis. The remaining four projects, all in Ontario, are not operational, three due to revised contractual arrangements with the offtaker and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence between November 2017 and June 2019. Eighteen of our projects are majority‑owned.

The following charts show, based on generation capacity in MW, the diversification of our portfolio by segment and fuel type for our projects currently in operation:

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, which have expiration dates ranging from December 31, 2017 (the PPAs for our Kapuskasing and North Bay projects, which are not currently in operation) to December 31, 2037, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

OUR BUSINESS STRATEGY

General

Our business strategy is to increase the intrinsic value of the Company on a per-share basis through disciplined management of our balance sheet and our cost structure and investment of our discretionary cash in a combination of organic and external growth projects, acquisitions, and repurchases of our debt and equity securities. In evaluating these potential investments we are guided by the price-to-value relationship. With respect to organic growth, we have been making optimization investments in our existing projects that have produced cash returns higher than those currently available externally. We may undertake additional investments to repower certain facilities in conjunction with extensions of existing PPAs. We evaluate external growth opportunities on a regular basis, and have a highly disciplined and opportunistic approach. We will use discretionary cash for repurchases of our debt and equity securities only when the price-to-value level is compelling, with a goal of increasing intrinsic value per share while also improving the Company’s financial flexibility and strengthening its balance sheet. We use our depth of asset management experience to enhance the operating, contractual and financial performance of our current portfolio of projects.

In 2016, we successfully executed on several key initiatives. As a result of prior-year consolidation of our corporate operations to a single location, a continued focus on prudent cost cutting and reductions in our workforce, we lowered our corporate overhead expenses from $54 million in 2013 to $23 million in 2016. In April 2016, we refinanced our term Loan Facilities in order to provide greater financial flexibility, fund the repurchase and cancellation of our convertible debentures with near-term maturities and improve our debt maturity profile. We continued to amortize our corporate and project-level debt with approximately $97 million of principal payments and decreased our cash interest payments from $100 million in 2015 to $71 million in 2016.

We have also made significant internal investments in order to increase intrinsic value per share. We invested approximately $25 million in our existing fleet in 2013 through 2016 and realized a cash return on these investments of approximately $7.8 million in 2016, which is expected to grow to approximately $12 million in 2017. In 2016, we purchased and cancelled approximately 8 million common shares at a cost of $19.5 million with our discretionary capital with a goal of capturing value arising from favorable price-to-value opportunities in the market.

Extending PPAs following their expiration

PPAs in our portfolio have expiration dates ranging from December 31, 2017 to December 31, 2037. We plan for PPA expirations by evaluating various options in the market. New arrangements may involve responses to utility solicitations for capacity and energy, direct negotiations with the original purchasing utility for PPA extensions, approaches by the projects to likely bilateral counterparties, including traditional PPAs, tolling agreements with creditworthy energy trading firms or the use of derivatives to lock in value. The current market for PPAs is challenging. When a PPA expires or is terminated, it is possible that the price received by the project for power under subsequent arrangements, if any, may be reduced and in some cases, significantly. Our projects may not be able to secure a new agreement and could be exposed to selling power at spot market prices. It is possible that subsequent PPAs or the spot markets may not be available at prices that permit the operation of the project on a profitable basis. For the status of description of some of our PPAs and related renegotiations, see Item 1A. “Risk Factors—Risk Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.” We do not assume that revenues or operating margins under existing PPAs will necessarily be sustained after PPA expirations, since most original PPAs included capacity payments related to return of and return on original capital invested, and counterparties or evolving regional electricity markets may or may not provide similar payments under new or extended PPAs.

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

•

to the extent we have sufficient cash flow or are able to obtain financing, the expansion or redevelopment of existing projects, or development of new long-term contracted plants with industrial customers.

Acquisition and investment strategy

To the extent we pursue acquisitions, we intend to expand our operations by making accretive acquisitions with a focus on power generation facilities in the United States and Canada. We may also work with experienced development companies to acquire additional late stage development projects. There is also a very active secondary market for the purchase and sale of existing projects.

Development and construction

We have invested and may invest in the future in energy‑related projects primarily in the electric power industry, including investments in late stage development projects or companies where the prospects for creating long‑term cash flows are attractive. We may also to seek new plant opportunities with other industrial customers. We believe this approach makes sense based on the current structure of the power markets and it is a market segment that is within our core competencies.

OUR COMPETITIVE STRENGTHS

We have the following competitive strengths:

•

Diversified projects. Our power generation projects in operation have an aggregate gross electric generation capacity of approximately 1,975 MW, and our net ownership interest in these projects is approximately 1,337 MW. These projects are diversified by fuel type, electricity and steam customers, technologies, project operators and geography. The majority are located in California, the U.S. Mid‑Atlantic, New York and the province of British Columbia.

•

Experienced management team. Our management team has a depth of experience in commercial power operations and maintenance, project development, asset management, mergers and acquisitions, capital raising and financial controls.

•

Stability of project cash flow. Many of our power generation projects currently in operation have been in operation for more than ten years. Cash flows from each project are generally supported by PPAs with investment‑grade utilities and other creditworthy counterparties. We aim to stabilize operating margins through a combination of a project’s PPAs, fuel supply agreements and/or commodity hedges, when possible.

•

Strong in‑house operations and asset management teams. We manage the operations of fourteen of our nineteen operating power generation projects, which represent 64% of our portfolio’s total generating capacity. The remaining five generation projects are operated by third parties, which are recognized leaders in the independent power business.

ASSET MANAGEMENT

Our asset management strategy is to manage our physical assets and commercial relationships to increase shareholder value. We proactively seek scale opportunities and to establish best practices that result in EBITDA and cash flow growth across all of our nineteen operating plants. Our asset management group works to ensure that our projects receive appropriate preventative and corrective maintenance and incur capital expenditures to provide for their safety, efficiency, availability, flexibility, longevity, and growth in EBITDA contribution. We also proactively look for opportunities to optimize power purchase, fuel supply, long‑term service and other agreements to deliver strong and predictable financial performance. The teams at each of the businesses have extensive experience in managing, operating and maintaining the assets.

For operations and maintenance services at the five projects in our portfolio which we do not operate, we partner with experienced operators in the independent power business. Examples of our third‑party operators include CEM and PPMS, which are experienced, well regarded energy infrastructure management services companies. In addition, employees of Atlantic Power with significant experience managing similar assets are involved in all significant decisions with the objective of proactively identifying value‑creating opportunities such as contract renewals or restructurings, asset‑level refinancings, add‑on acquisitions, divestitures and participation at partnership meetings and calls.

OUR ORGANIZATION AND SEGMENTS

The following tables outline by segment our portfolio of power generating assets in operation as of February 28, 2017, including our interest in each facility. We believe our portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region.

We have four reportable segments: East U.S., West U.S., Canada and Un‑Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as a result of significant asset sales and in order to align with changes in management’s structure, resource allocation and performance assessment in making decisions regarding our operations. Our financial results for the year ended December 31, 2014 have been presented to reflect these changes in operating segments. These changes reflect our current operating focus. The segment classified as Un‑Allocated Corporate includes activities that support the executive and administrative offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining segment profit or loss.

The sections below provide descriptions of our projects as they are aligned in our segment reporting structure for financial reporting purposes.

See Note 22 to the consolidated financial statements for information on revenue from external customers, Project Adjusted EBITDA (a non‑GAAP measure), total assets by segment and revenue and total assets by geography.

East U.S. Segment

Our East U.S. segment accounted for 33.7%, 35.7% and 34.1% of consolidated revenue in 2016, 2015 and 2014, respectively, and total net generation capacity of 592 MW at December 31, 2016. Niagara Mohawk Power Corporation, Equistar Chemicals, LP and Georgia Power Company each accounted for 8% of total consolidated revenues, respectively, and 24%, 23% and 23% of total revenues from the East U.S. segment, respectively, for the year ended December 31, 2016.

The table below provides the revenue and project income for the East U.S. segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	East U.S. Segment
	Revenue	Project income
	($ in millions)	($ in millions)
2016	$134.5	$31.2
2015	150.0	38.7
2014	167.1	8.7

Set forth below is a list of our East U.S. projects in operation:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A-
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	December 2032	A-
Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP(2)	December 2034	BBB+
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December 2028	BBB
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric (3)	December 2024	BBB+
					16	Chemours Co.	December 2024	BB-
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2018	AA
Curtis Palmer(4)	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027	A-
Selkirk(1)	New York	Natural Gas	345	17.70%	61	Merchant	N/A	NR

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(3)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the 89 net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through December 31, 2016, the facility has generated 6,956 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

West U.S. Segment

Our West U.S. segment accounted for 25.4%, 24.9% and 25.2% of consolidated revenue in 2016, 2015 and 2014, respectively, and total net generation capacity of 592 MW at December 31, 2016. San Diego Gas & Electric provided for 11% of total consolidated revenues and 43% of total revenues from the West U.S. segment for the year ended December 31, 2016.

The table below provides the revenue and project income (loss) for the West U.S. segment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	West U.S. Segment
	Revenue	Project income (loss)
	($ in millions)	($ in millions)
2016	$101.3	$11.8
2015	104.6	7.6
2014	123.6	(27.6)

Set forth below is a list of our West U.S. projects in operation:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric(1)	December 2019	A
Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric(1)	December 2019	A
North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric(1)	December 2019	A
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020	BBB+
Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A-
Frederickson(2)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA-
					45	Grays Harbor PUD	August 2022	A+
					30	Franklin Co. PUD	August 2022	A+
Koma Kulshan(2)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

(1)

Our land use license agreements with the U.S. Navy expire on February 8, 2018. Our PPAs with San Diego Gas & Electric expire on December 31, 2019. If we are unable to extend our land use license agreements through the end of our PPAs, we will not be able to operate these plants beyond February 8, 2018 and could be subject to potential liabilities under our PPAs. For a description of the status of these agreements and related renegotiations, see Item 1A. Risk Factors - The expiration or termination of our PPAs could have a material adverse impact on our business, results of operation and financial condition.

(2)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

Canada Segment

Our Canada segment accounted for 40.7%, 39.2% and 40.5% of consolidated revenue in 2016, 2015 and 2014, respectively, and total net generation capacity for operational projects of 193 MW at December 31, 2016. Ontario Electric Financial Corporation (“OEFC”) and British Columbia Hydro and Power Authority (“BC Hydro”) provided for 29% and 12% of total consolidated revenues, respectively, and 72% and 28% of total revenues from the Canada segment, respectively, for the year ended December 31, 2016.

The table below provides the revenue and project income (loss) for the Canada segment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	Canada Segment
	Revenue	Project (loss) income
	($ in millions)	($ in millions)
2016	$162.5	$(35.7)
2015	164.7	(85.7)
2014	198.3	(10.5)

Set forth below is a list of our Canada projects in operation:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Mamquam	British Columbia	Hydro	50	100.00%	50	BC Hydro	September 2027	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	BC Hydro	August 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	BC Hydro	March 2018	AAA
Calstock	Ontario	Biomass	35	100.00%	35	OEFC	June 2020	AA
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	OEFC	December 2017(1)	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	OEFC	December 2022(2)	AA
North Bay	Ontario	Natural Gas	40	100.00%	40	OEFC	December 2017(1)	AA
Tunis	Ontario	Natural Gas	40	100.00%	40	IESO	(3)	AA

(1)

In December 2016, we entered into agreements to terminate our PPAs originally scheduled to expire on December 31, 2017. Additionally, we entered into Enhanced Dispatch Contracts with the Independent Electricity System Operator (“IESO”), which provide a fixed monthly payment to the plants until December 31, 2017. The contracts have no delivery obligations and allow us to retain operating flexibility. Based on our assessment of the Ontario power market, including the estimated impact on plant economics, we do not expect to operate the plants during the term of the Enhanced Dispatch Contracts or subsequent to their expiration.

(2)

In December 2016, we entered into an Enhanced Dispatch Contract with IESO. The Enhanced Dispatch Contract for Nipigon provides fixed monthly payments to that plant through October 31, 2018. During that period, the plant's PPA with the OEFC will be suspended. At the conclusion of that period, the arrangement will revert to the existing terms of the PPA. We do not expect Nipigon to be operational through October 31, 2018.

(3)

In December 2014, we entered into an agreement with the Ontario Power Authority and its successor, the IESO for the future operations of the Tunis facility. Subject to meeting certain technical requirements, Tunis will operate under a 15-year agreement with the IESO commencing between November 2017 and June 2019. The new agreement provides the Tunis project with a fixed monthly payment which escalates annually according to a pre-defined formula while allowing it to earn additional energy revenues for those periods during which it operates. For a further description of the status of these agreements and related renegotiations, see Item 1A. Risk Factors - The expiration or termination of our PPAs could have a material adverse impact on our business, results of operation and financial condition.

General

Historically, the North American electricity industry was characterized by vertically integrated monopolies. During the late 1980s, several jurisdictions began a process of restructuring by moving away from vertically integrated monopolies toward more competitive market models. Rapid growth in electricity demand, environmental concerns, increasing electricity rates, technological advances and other concerns prompted government policies to encourage the supply of electricity from independent power producers. More recently, the North American electricity industry has become more diversified but faces the challenges of declining reserve margins and energy prices and uncertainty resulting from environmental regulations.

According to the North American Electric Reliability Corporation’s (“NERC”) 2016 Long‑Term Reliability Assessment (“LTRA”), published in January 2017, the 10-year forecast compound annual growth rate of the peak summer and winter electricity demand has trended downward to the lowest rates on record. The LTRA reference case shows a compound annual growth rate of 0.73% and 0.72% for the summer and winter seasons, respectively. This is a decline from 0.99% and 0.92%, respectively, in the 2015 LTRA. The declining growth rates are expected to continue with the increase in energy efficiency and conservation programs as well as the continued growth of distributed solar and other storage sources.

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

Non‑utility power generation

In the independent power generation sector, electricity is generated from a number of energy sources, including natural gas, coal, water, waste products such as biomass (e.g., wood, wood waste, agricultural waste), landfill gas, geothermal, solar and wind. Our 23 power generation projects are non‑utility electric generating facilities in the North American electrical power generation industry, 19 of which are currently in operation. The electric power industry is one of the largest industries in the United States, generating retail electricity sales of approximately $351 billion though November 2016, based on information published by the Energy Information Administration. A growing portion of the power produced in the United States and Canada is generated by non‑utility generators. According to the Energy Information Administration, independent power producers represented approximately 40% of total net generation in 2016. Independent power producers sell the electricity that they generate to electric utilities and other load‑serving entities (such as municipalities and electric cooperatives) by way of bilateral contracts or open power exchanges. The electric utilities and other load‑serving entities, in turn, generally sell this electricity to industrial, commercial and residential customers.

Competition

The power generation industry is characterized by intense competition, and we compete with utilities, industrial companies, yield companies and other independent power producers. Historically low crude and natural gas prices as well as decreased demand have contributed to reduced capacity and energy prices and increasing competition among generators to obtain power sales agreements. We also compete for acquisition and joint‑venture opportunities with numerous private equity, infrastructure and pension funds, Canadian and U.S. independent power firms, utility non‑regulated subsidiaries and other strategic and financial players.

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

The generating projects with QF status and which are currently party to a PPA with a utility or have been granted authority to charge market-based rates or are exempt from FERC rate-making authority. The FERC has granted eight of the projects the authority to charge market-based rates based primarily on a finding that the projects lack market power. The projects with QF status are also exempt from state regulation respecting the rates of electric utilities and the financial or organizational regulation of electric utilities. However, state regulators may review the prudency of utilities entering into PPAs with QFs and the siting of the generation facilities. The majority of our generation is sold by QFs under PPAs that required approval by state authorities.

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

Notwithstanding their status as QFs and EWGs, our projects remain subject to various aspects of FERC regulation, including those relating to power marketer status and to oversight of mergers, acquisitions and investments relating to utilities under the Federal Power Act, as amended by the EP Act of 2005. All of our projects are also subject to reliability standards developed and enforced by the North American Electric Reliability Corporation (“NERC”). NERC is a not-for-profit regulatory authority whose mission is to assure the reliability and security of the bulk power system in North America.

Pursuant to its authority, NERC has issued, and the FERC has approved, a series of mandatory reliability standards. Users, owners and operators of the bulk power system can be penalized significantly for failing to comply with the FERC-approved reliability standards. We have designated our Manager of Operational and Regulatory Compliance to oversee compliance with reliability standards and an outside law firm specializing in this area advises us on FERC and NERC compliance, including annual compliance training for relevant employees.

British Columbia, Canada

The vast majority of British Columbia’s power is generated or procured by BC Hydro. BC Hydro is one of the largest electric utilities in Canada. BC Hydro is owned by the Province of British Columbia and is regulated by the British Columbia Utilities Commission (the “BCUC”), which is governed by the Utilities Commission Act (British Columbia) and is responsible for the regulation of British Columbia’s public energy utilities including publicly owned and investor-owned utilities (i.e., independent power producers).

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

The BCUC has adopted the standards developed by NERC as being applicable to, among others, all generators of electricity in British Columbia, including independent power producers. In addition, the BCUC has adopted a number of other standards, including the Western Electricity Coordinating Council (“WECC”) standards. As a practical matter, WECC typically administers standards compliance on the BCUC’s behalf.

The Clean Energy Act (the “Clean Energy Act”), which became law in 2010, sets out British Columbia’s energy objectives. This Act states, among other things, that British Columbia aims to accelerate and expand the development of clean and renewable energy sources in British Columbia to, among other things, promote economic development and job creation and continue to work toward the reduction of greenhouse gas emissions. The legislation also explicitly states that British Columbia will encourage the use of waste heat, biogas and biomass to reduce waste. The Government of British Columbia released in April 2016 the Clean Energy Production in B.C.: An inter-Agency Guidebook for Project Development, which is consistent with the Clean Energy Act and favors clean and renewable energy sources such as waterpower, windpower and ocean energy generation. BC Hydro is required to meet these objectives and submit reports to the BCUC updating on its progress.

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

A number of other regulators and quasi-governmental entities play a role in electricity regulation in Ontario, including the IESO, Hydro One, the Electrical Safety Authority (“ESA”) and OEFC.

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

In 1998, the Legislative Assembly of Ontario passed the Energy Competition Act of 1998, which authorized the establishment of a market in electricity, and reorganized Ontario Hydro into five companies: Ontario Power Generation (“OPG”), the Ontario Hydro Services Company (later renamed Hydro One), the Independent Electricity Market Operator (later renamed the Independent Electricity System Operator, or “IESO”), the ESA, and OEFC. The two commercial companies, Ontario Power Generation and Hydro One, were intended to eventually operate as private businesses rather than as crown corporations. In the fall of 2015, the Province sold off 15% of Hydro One in an IPO and plans to sell up to 60% in the future year.

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

The U.S. Environmental Protection Agency (the “EPA”) has taken several recent actions respecting CO2 emissions. The EPA’s actions include its December 2009 finding of “endangerment” to public health and welfare from greenhouse gases, its issuance in September 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule which required large sources, including power plants, to monitor and report greenhouse gas emissions to the EPA annually, which was required beginning in 2011, and its issuance in May 2010 of its final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which under a phased-in approach requires large industrial facilities, including power plants, to obtain permits to emit, and to use best available control technology to curb emissions of, greenhouse gases. In addition, in August 2015, the EPA issued its final rule regulating carbon emissions from existing electric generating units, which is referred to as the Clean Power Plan. Implementation of the Clean Power Plan (emission reductions for existing coal and natural gas-fired power plants would be implemented by the states, or by the EPA in any states that fail to act by specified deadlines) was scheduled to begin in September 2016. However, on February 9, 2016, the United States Supreme Court ruled that the EPA could not begin implementation of the Clean Power Plan while the rule is being challenged by 29 states and various corporations and industry groups in the United States Courts of Appeals for the District of Columbia. A Court of Appeals decision is likely in the first half of 2017, after which it is likely that the case will be considered by the Supreme Court. While President Trump has indicated an interest in revoking Obama era climate regulations, it remains unclear at this time if the new U.S. presidential administration will implement, modify or repeal the regulations described above.

In Canada, the federal government and the provincial governments of British Columbia and Ontario have implemented greenhouse gas reporting regulations and are developing additional programs to address greenhouse gas emissions. Under the 2004 federal Greenhouse Gas Emissions Reporting Program (“GHGRP”), all facilities which emit 50,000 tonnes or more of CO2eq per year are required to submit reports on their emissions to Environment Canada.

On October 3, 2016, the Government of Canada announced its proposed pan-Canadian approach for the pricing of carbon pollution, under which all Canadian jurisdictions are to have carbon pricing in place by 2018. Under the federal approach, the provinces and territories can put a direct price on carbon pollution or they can adopt a cap-and-trade system. While the direct price on carbon pollution has been stated by the federal government to begin at a minimum of $10 per tonne in 2018 and rise by $10 a year to reach $50 per tonne in 2022, the details remain to be determined. The requirements for provinces and territories choosing a cap-and-trade system also remain to be determined; however, it seems likely that the existing cap-and-trade program in Ontario will satisfy the federal requirements.

The Government of British Columbia has enacted a number of significant pieces of climate action legislation that frame British Columbia’s approach to reducing greenhouse gas emissions with the goal of supporting its participation in the emerging low-carbon economy.

One key piece of legislation is the Greenhouse Gas Reduction Targets Act (“GGRTA”), which came into force in 2008 and sets legislated targets for the reduction of greenhouse gas emissions in British Columbia. Using 2007 as a base year, GGRTA (along with related Ministerial Orders) requires that emissions must be reduced by a minimum of 18% by 2016, 33% by 2020 and 80% by 2050. Also required in connection with GGRTA are (from 2010 onward) British Columbia Greenhouse Gas Inventory Reports (reports are prepared in even-numbered years and tables are updated in odd-numbered years), Community Energy and Emissions Inventory Reports (prepared every two years) and Carbon Neutral Action Reports (prepared annually), all of which are designed to provide scientific, comparable and consistent reporting of greenhouse gas sources.

Other related, key pieces of legislation include the Carbon Tax Act (“CTA”) and the Greenhouse Gas Industrial Reporting and Control Act (“GGIRCA”). CTA operates to put a price on greenhouse gas emissions, providing an incentive for sustainable choices and practices by producers of greenhouse gases. GGIRCA came into force on January 1, 2016 and combined several pieces of British Columbia's existing greenhouse gas legislation into a single legislative framework. It includes the ability to set a greenhouse gas emissions intensity benchmark for regulated industries and enables the benchmark to be met through flexible options, such as purchasing offsets or paying a set price per tonne of greenhouse gas emissions that would be dedicated to a technology fund. Three regulations necessary to implement GGIRCA also came into force on January 1, 2016: the Greenhouse Gas Emission Reporting Regulation (“GGERR”), the Greenhouse Gas Emission Administrative Penalties and Appeals Regulation (“GGEAPAR”) and the Greenhouse Gas Emission Control Regulation (“GGECR”). GGERR establishes compliance reporting requirements and ensures that industrial operations that emit more than 10,000 carbon dioxide equivalent tonnes per year report their greenhouse gas pollution each year. GGEAPAR establishes the process for when, how much, and under what conditions administrative penalties may be levied for non-compliance with GGIRCA or the regulations made under GGIRCA. GGECR establishes the BC Carbon Registry and sets criteria for developing emission offsets issued by the provincial government. GGECR also establishes the price for funded units issued under GGIRCA that would go towards a technology fund. Regulated operations will purchase offsets from the market or funded units from government to meet emission limits. Funded unit revenue that goes to a technology fund will also support the development of clean technologies with significant potential to reduce British Columbia's emissions over the long term.

Ontario has a new Quantification, Reporting, and Verification of Greenhouse Gas Emissions Regulation O. Reg. 143/16 under the Climate Change Mitigation and Low-carbon Economy Act, 2016 (the “Ontario Cap and Trade Act”) which applies after January 1, 2017. Ontario’s reporting rules require a report for all facilities which release 10,000 Tonnes CO2eq or more per year to be made using Environment Canada’s Single Window System. For 2014 (the last year for which emission reports had been published at the beginning of 2017), each of the four natural gas powered generating facilities in Ontario reported emissions in excess of 90,000 Tonnes of CO2eq (over 450,000 Tonnes of CO2eq in total) on the federal registry.

In December 2015, Ontario, Manitoba and Quebec signed a Memorandum of Understanding signaling their intentions to share information and link their cap-and-trade programs, which effort is expected to strengthen and expand the coverage of the Western Climate Initiative.

In Ontario, facilities with annual GHG emissions of 25,000 tonnes or more are generally required by law to participate in the Ontario cap-and-trade regime. However, under The Cap and Trade Program Regulation O. Reg. 144/16 (the “Cap and Trade Program”), facilities which primarily generate electricity using natural gas from a local distributor are excluded from the mandatory registration requirements under the Ontario Cap and Trade Act and participate in the Ontario Cap and Trade Program through the payment of the carbon price charged by the local natural gas distributor on natural gas delivered after the end of 2016. While the details of arrangements for the recovery of these additional costs had not yet been fully settled at the beginning of 2017, the IESO has stated generally that “the electricity sector will see the cost of carbon reflected in the wholesale electricity price when natural gas-fired resources are on the margin” and it is generally expected that most, if not all, of the incremental carbon price paid by generators to local natural gas distributors will be recoverable by the generators under the applicable PPAs, which will have the effect of making electricity generated from natural gas increasingly incrementally expensive over time.

Additionally, more than half of the U.S. states and most Canadian provinces have set mandates requiring the achievement of certain levels of renewable energy production and/or energy efficiency during target timeframes. This includes generation from wind, solar and biomass, and/or renewable fuel mandates. For example, in 2011, California enacted a law requiring retail sellers of electricity to deliver 33% of their customers' electricity requirements from renewable resources, as defined in the statute, by 2020. Additionally, in 2015, California enacted SB 350, which increases the amount of electricity from renewable resources that California retail sellers must deliver after 2020 to 40% of retail sales by December 2024, 45% of retail sales by December 2027, and 50% of retail sales by December 2030. In order to meet CO2 reduction goals, changes in the generation fuel mix are forecasted to include a reduction in existing coal resources, higher reliance on natural gas and renewable energy resources and an increase in demand-side resources. Investments in new or upgraded transmission lines will be required to move increasing renewable generation from more remote locations to load centers.

In December 2015, 195 countries participating in the United Nations Framework Convention on Climate Change (“UNFCC”), at its 21st Conference of the Parties meeting (“COP21”) held in Paris, adopted a new global agreement on the reduction of climate change (the “Paris Agreement”). The Paris Agreement became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. The Paris Agreement consists of two elements: a legally binding commitment by each participating country to set an emissions reduction target, referred to as “nationally determined contributions” or “NDCs”, with a review of the NDCs that could lead to updates and enhancements every five years beginning in 2023 (Article 4) and a transparency commitment requiring a participating countries to disclose in full their progress (Article 13).

Both Canada and the United States have ratified the Paris Agreement, and it may result in additional regulations to reduce carbon emissions in coming years. The NDC submitted by Canada included a 2030 target of 30% below 2005 levels, and the NDC submitted by the United States calls for reducing its net GHG emissions by 26-28% below 2005 levels by 2025. President Trump stated during the presidential campaign that he would withdraw the United States from the Paris Agreement, but it remains unclear whether this will occur.

EMPLOYEES

As of February 28, 2017, we had 277 employees, 186 in the United States and 91 in Canada. Of our Canadian employees, 35 and 24 are covered by collective bargaining agreements which will expire on December 20, 2017 and December 31, 2018, respectively. During 2016, we did not experience any labor stoppages or labor disputes at any of our facilities.

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

Our ability to make required payments under our outstanding indebtedness, as well as meeting the greater of the requirements of the 50% cash sweep or the targeted debt balance,  or to prepay or redeem any such indebtedness, will depend on our financial and operating performance, including our ability to generate cash flow from operations in the future. As a result, we may be required to refinance such indebtedness and/or obtain third‑party financing in order to repay, redeem or refinance such indebtedness when it comes due. In particular, the $42.6 million aggregate principal amount of our 5.75% convertible unsecured subordinated debentures is due June 2019 and the Cdn$81.0 million aggregate principal amount of our 6.00% convertible unsecured subordinated debentures is due December 2019. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings or refinancing opportunities will be available to us at an acceptable cost, in amounts sufficient, or at all, to enable us to service our debt obligations or to repay or redeem any such indebtedness at maturity, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the various agreements governing our indebtedness. Steps taken to refinance our indebtedness or obtain other third‑party financing, if any, may not be successful and may not permit us to meet our scheduled debt service obligations, which could have a material adverse effect on our liquidity and financial condition.

In addition, a payout of a significant portion of our cash flow to service our debt, including pursuant to the mandatory amortization feature of the New Credit Facilities, or through preferred dividends, may result in us not retaining a sufficient amount of cash to finance growth and reinvestment opportunities, including through the acquisition of additional projects, to the extent any such acquisitions are otherwise available to us. As a result, we may have to forego growth and reinvestment opportunities that would otherwise be desirable, if we do not find alternative sources of financing for such opportunities. In addition, even if we are able to find alternative sources of financing for such opportunities, we may be precluded from pursuing an otherwise attractive acquisition or investment if the projected short‑term cash flow from the acquisition or investment is not adequate to service the capital raised to fund such acquisition or investment. This could also limit our flexibility in planning for, or reacting to, changes in our business and industry, placing us at a competitive disadvantage compared to our competitors. We cannot provide any assurance that we will be able to identify, finance or close any transactions associated with any such growth or reinvestment opportunities on acceptable terms or timing, or at all.

Further, if we are unable to generate sufficient cash flow from operations, our ability to support our liquidity needs, including, but not limited to servicing our debt obligations, including pursuant to the mandatory amortization feature of the New Credit Facilities, or financing internal or external growth opportunities, will depend on our ability to access the credit and capital markets, neither of which may be available to us on acceptable terms, or at all. Currently, because we no longer qualify as a “well‑known seasoned issuer,” which previously enabled us to, among other things, file automatically effective shelf registration statements, even if we were able to access the capital markets, any attempt to do so could be more expensive or subject to significant delays. Further, access to the credit and capital markets and the cost and availability of credit may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in securities trading markets and general economic conditions. We cannot provide any assurance that we will be able to access the credit or capital markets on acceptable terms or timing, or at all.

Our New Credit Facilities contain certain terms, covenants and restrictions that could impact our available cash flow and restrict our ability to make acquisitions or investments or issue additional indebtedness

Our New Credit Facilities contain certain terms, covenants and restrictions, including a mandatory amortization feature and customary prepayment provisions. Such terms, covenants and restrictions may impact our available cash flow and limit our ability to retain sufficient amounts of cash to service our debt obligations or finance internal or external growth opportunities. Our New Credit Facilities are a primary source of our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The covenants under the New Credit Facilities include a requirement that Atlantic Power Limited Partnership (the “Partnership”) and its subsidiaries maintain certain leverage and interest coverage ratios (each, as defined in the credit agreement governing the New Credit Facilities (the “Credit Agreement”)). The New Credit Facilities also contain customary restrictions and limitations on the Partnership’s and its subsidiaries’ ability to (i) incur additional indebtedness, (ii) grant liens on any of their assets, (iii) change their conduct of business or enter into mergers, consolidations, reorganizations, or certain other corporate transactions, (iv) dispose of assets, (v) modify material contractual obligations, (vi) enter into affiliate transactions, (vii) incur capital expenditures, and (viii) make dividend payments or other distributions, in each case, subject to customary carve‑outs and exceptions and various thresholds. Any such limitations could restrict our ability to, among other things, make acquisitions or investments or issue additional indebtedness.

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

•	our ability to refinance indebtedness on terms acceptable to us or at all;

•	our ability to satisfy debt service and other obligations;

•	our vulnerability to general adverse industry conditions and economic conditions, including but not limited to adverse changes in foreign exchange rates and commodity prices;

•	the availability of cash flow to fund other corporate purposes and grow our business;

•	our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	our competitive position relative to our competitors that are not as highly leveraged.

As of December 31, 2016, our consolidated long‑term debt represented approximately 77% of our total capitalization, comprised of debt and balance sheet equity.

The agreements governing our indebtedness limit, but do not prohibit, the incurrence of additional indebtedness. Our current or future borrowings could increase the level of financial risk to us and, to the extent that the interest rates are not fixed and rise, or that borrowings are refinanced at higher rates, our available cash flow and results of operations could be adversely affected. Changes in interest rates do not have a significant impact on cash payments that are required on our debt instruments as approximately 78% of our debt, including our share of the project‑level debt associated with equity investments in affiliates, either bears interest at fixed rates or is financially hedged through the use of interest rate swaps.

As of December 31, 2016, we had (i) no amount outstanding and $81.5 million issued in letters of credit under our revolving credit facility, (ii) $102.9 million of outstanding convertible debentures, and (iii) $893.6 million of outstanding New Term Loan. Medium term Notes and non‑recourse project‑level debt.

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

In many cases, an uncured default by any party under key project agreements (such as a PPA or a fuel supply agreement) will also constitute a default under the project’s term loan or other financing arrangement. Failure to comply with the terms of these term loans or other financing arrangements, or events of default thereunder, may prevent cash distributions by the particular project(s) to us and may entitle the lenders to demand repayment and/or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the terms, restrictions or obligations of any of our revolving credit facility, convertible debentures or New Credit Facilities, or the preferred shares of the Partnership, or any other financing arrangements, borrowings or indebtedness, or events of default thereunder, may entitle the lenders to demand repayment, accelerate related debt as well as any other debt to which a cross‑default or cross‑acceleration provision applies and/or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if and for as long as we have failed to declare, or are in arrears on the payment of, dividends on the Series 1 Shares, the Series 2 Shares or the Series 3 Shares, the Partnership will not make any distributions on its limited partnership units. Additionally, if our lenders under our indebtedness demand payment, we may not, at that time, have sufficient cash and cash flows from operating activities to repay such indebtedness.

Our failure to refinance or repay any indebtedness when due could constitute a default under such indebtedness and restrict our ability to take certain actions, including paying dividends on the Series 1 Shares, the Series 2 Shares or the Series 3 Shares. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms or at all. The occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Paying dividends on the Series 1 Shares, the Series 2 Shares or the Series 3 Shares could also be restricted if we fail to meet the targeted debt balances of the New Credit Facilities, even though failing to do so would not result in an event of default.

Exchange rate volatility may affect our available cash flow and results of operations

Our dividend payments on our preferred shares and our interest payments on some of our corporate‑level long‑term debt and convertible debentures are denominated in Canadian dollars. Conversely, some of our projects’ revenues and expenses are denominated in U.S. dollars. Our Canadian dollar-denominated debt instruments are revalued at each balance sheet date based on the U.S. dollar to Canadian dollar foreign exchange rate at the balance sheet date, with changes in the value of the debt recorded in the consolidated statements of operations. The U.S. dollar to Canadian dollar foreign exchange rate has been volatile in recent years, which in turn creates volatility in our results due to the revaluation of our Canadian dollar‑denominated debt. Although we currently generate sufficient revenues in Canadian dollars to fund our Canadian dollar obligations, future exchange rate volatility or changes to our Canadian dollar revenues could expose us to currency exchange rate risks, against which we do not typically hedge. Any arrangements to mitigate this exchange rate risk may not be sufficient to fully protect against this risk. If hedging transactions do not fully protect against this risk, changes in the currency exchange rate between U.S. and Canadian dollars could adversely affect our available cash flow and results of operations.

A downgrade in our credit rating or in the credit rating of our outstanding debt securities, or any deterioration in credit quality, could negatively affect our ability to access capital and our ability to hedge, and could trigger termination rights under certain contracts

A downgrade in our credit rating, a downgrade in the credit rating of our outstanding debt securities, or any deterioration in credit quality could adversely affect our ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities, restrict access to our revolving credit facility and/or trigger termination rights or enhanced disclosure requirements under certain contracts to which we are a party. Any downgrade of our corporate credit rating could also cause counterparties to require us to post letters of credit or other additional collateral, make cash prepayments, or obtain a guarantee agreement, all of which would expose us to additional costs and/or could adversely affect our ability to comply with covenants or other obligations under any of our revolving credit facility, convertible debentures or unsecured notes or any other financing arrangements, borrowings or indebtedness (or could constitute an event of default under any such financing arrangements, borrowings or indebtedness that we may be unable to cure), any of which could have a material adverse effect on our business, results of operations and financial condition.

Changes in our creditworthiness may affect the value of our common shares

Changes to our perceived creditworthiness and ability to meet our required covenants on an ongoing basis may affect the market price or value and the liquidity of our common shares.

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

We have guaranteed the performance of some of our subsidiaries, which may result in substantial costs in the event of non‑performance

We have issued certain guarantees of the performance of some of our subsidiaries in certain situations, which obligates us to perform in the event that the subsidiaries do not perform. In the event of non‑performance by the subsidiaries, we could incur substantial cost to fulfill our obligations under these guarantees. Such performance guarantees could have a material impact on our business, results of operations, financial condition and cash flows. See Notes 11 and 23 to the consolidated financial statements for information on our guarantee obligations.

We have anti‑takeover protections that may discourage, delay or prevent a change in control that could benefit our shareholders.

The Business Corporations Act (British Columbia) (the “BCBCA”) and our Articles of Continuance contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors (“Board”). These provisions include:

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

If we experience a change of control, unless we elect to make a voluntary prepayment of the term loan under the New Credit Facilities, the Partnership will be required to offer each electing lender to prepay such lender’s term loans under the New Credit Facilities at a price equal to 101% of par. Additionally, a change in control will permit holders of our convertible debentures to require that we purchase the debentures upon the conditions set forth in the respective indenture governing the debentures, which may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common shares. In addition, some of our PPAs or other commercial agreements may contain change of control provisions.

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

Our current structure may be subject to additional U.S. federal income tax liability

Under our current structure, our subsidiaries that are incorporated in the United States are subject to U.S. federal income tax on their income at regular corporate rates (currently as high as 35%, plus state and local taxes), and two of our U.S. holding companies will claim interest deductions with respect to the Intercompany Notes in computing their income for U.S. federal income tax purposes. To the extent any interest expense under the Intercompany Notes is disallowed or is otherwise not deductible, the U.S. federal income tax liability of our U.S. holding companies will increase, which could materially affect the after‑tax cash available to distribute to us.

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

Additionally, the new U.S. presidential administration may make changes to fiscal and tax policies that may adversely affect our business, as the new administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. At the present time, it remains unclear, however, what specific changes may be implemented. Though our business could be affected by these changes, we cannot, at the present time, predict the impact, if any, that these changes may have on our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

Risks Related to Our Business and Our Projects

The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition

Power generated by our projects, in most cases, is sold under PPAs that expire at various times. Currently, our PPAs are scheduled to expire between December 31, 2017 and December 31, 2037. See Item 1. Business—Our Organization and Segments for details about our projects’ PPAs and related expiration dates. In addition, these PPAs may be subject to termination prior to expiration in certain circumstances, including default by the project. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all, the price received by the project for power under subsequent arrangements may be reduced significantly, or there may be a delay in securing a new PPA until a significant time after the expiration of the original PPA at the project. It is possible that subsequent PPAs may not be available at prices that permit the operation of the project on a profitable basis. When the affected project temporarily or permanently ceases operations, or when we have an expectation that we will be unable to renew or renegotiate the PPA, the value of the project may be impaired such that we would be required to record an impairment loss under applicable accounting rules. See “—Impairment of goodwill or long lived assets could have a material adverse effect on our business, results of operations and financial condition.”

Nine of our projects, representing 25% of our net MW and 30% of our 2016 Project Adjusted EBITDA, have PPAs or other contractual arrangements that will expire within the next five years. These projects are Kapuskasing (2017), North Bay (2017), Williams Lake (2018), Kenilworth (2018), Naval Station (2019), Naval Training Center (2019), North Island (2019), Calstock (2020) and Oxnard (2020).  There are no PPA expirations in 2021.

Recent developments affecting our Ontario projects

In January 2017, we announced changes to the operational status of and contractual arrangements for our Kapuskasing, North Bay and Nipigon projects in Ontario, together representing 8% of our net MW and 14% of our 2016 Project Adjusted EBITDA. We agreed with the customer to terminate the PPAs at Kapuskasing and North Bay one year ahead of the December 2017 expiration date. As part of this agreement, we signed Enhanced Dispatch Contracts which are effective for 2017 that provide a fixed monthly payment to the projects through December 31, 2017. We have no delivery obligations under the contracts, which allow us to retain operating flexibility. Based on our assessment of the Ontario power market, we put these projects in a non-operational status. Although we will pursue new PPAs or other contractual arrangements for these plants after 2017, there is no assurance that we will be successful.

We also signed an Enhanced Dispatch Contract for Nipigon that has a similar monthly payment schedule and runs through October 31, 2018. During that period, the PPA for the project will be suspended. We have also put Nipigon in a non-operational status.  At the end of the term of the Enhanced Dispatch Contract, or later should that be agreed to, the arrangement will revert to the existing terms of Nipigon’s PPA, which is scheduled to expire in December 2022.

Our other gas project in Ontario, Tunis, has not been operating since the expiration of its previous PPA in December 2014. However, Tunis has a 15-year PPA executed in late 2014 that will commence between November 2017 and June 2019, at our option. We currently plan to return Tunis to service under the new PPA in 2018.

Recent developments affecting our San Diego projects

Three of our projects (Naval Station, Naval Training Center and North Island) representing 7% of our net MW and 11% of our 2016 Project Adjusted EBITDA, have PPAs (“Existing PPAs”) with San Diego Gas & Electric that expire in December 2019, although the steam sales agreements with the U.S. Navy for all three projects (“Navy Agreements”) expire in February 2018. Production and sale of steam at certain minimum levels is a requirement for the projects to retain their QF status, which is a requirement of the Existing PPAs. The Navy Agreements also incorporate a right to use the property on which the plants are located (on existing Naval or Marine bases).

We do not currently anticipate that the Navy will have a need for steam from these three projects after the Navy Agreements end in February 2018. However, in February 2017, the Navy issued a request for proposals to provide energy security and resiliency using the existing sites at Naval Station and North Island. We intend to respond to the Navy solicitation, which if successful would provide us the right to use the property at the relevant facilities beyond February 2018. However, there is no assurance that we will be successful in this solicitation or in obtaining the right to use the property at the Naval Training Center site. If we do not reach new agreements with the Navy, the projects would lose their QF status in February 2018 and we likely would also lose the right to use the property at that time. Under such an outcome, we would be unable to operate one or more of these projects beyond February 2018, which could subject us to potential liabilities under the early termination provisions of the Existing PPAs.

Concurrently, we are in negotiations with the existing offtaker for new PPAs at two of the three projects but cannot provide any assurance that such negotiations will be successful. We expect that any new PPA for these or our other San Diego project would not require these facilities to be QFs, but instead operate as EWGs that would no longer provide steam to a third party such as the Navy. A new PPA would be conditioned upon, among other things, the approval of the California Public Utilities Commission and execution of an agreement with the Navy allowing us use of the property (see above). In any case, based on current market conditions we expect that any new PPAs, if successfully executed, would result in a significant reduction in Project Adjusted EBITDA compared to the Existing PPAs.

Our projects depend on their electricity and thermal energy customers and there is no assurance that these customers will perform their obligations or make required payments

Each of our projects relies on one or more PPAs, steam sales agreements or other agreements with one or more utilities or other customers for a substantial portion of its revenue. At times, we rely on a single customer or a limited number of customers to purchase all or a significant portion of a project’s output. In 2016, the largest customers of our power generation projects, including projects recorded under the equity method of accounting, are Public Service Company of Colorado, IESO, and San Diego Gas & Electric, which purchase approximately 20%, 13% and 11%, respectively, of the net electric generation capacity of our projects. If a customer stops purchasing output from our power generation projects or purchases less power than anticipated, such customer may be difficult to replace, if at all. Further concentration of our customers would increase our dependence on any one customer. Our cash flows and results of operations, including the amount of cash available to make payments on our indebtedness, are highly dependent upon customers under such agreements fulfilling their contractual obligations. There is no assurance that these customers will perform their contractual obligations or make required payments.

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

Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition

Those of our projects operating without a PPA or with PPAs based on spot market pricing for some or all of their output will be exposed to fluctuations in the wholesale price of electricity. In addition, as PPAs expire or terminate, the relevant project will be required to either negotiate a new PPA or sell into the electricity wholesale market, in which case the prices for electricity will depend on market conditions at the time, which may not be favorable. The open market wholesale prices for electricity are very volatile. Long and short‑term power prices may fluctuate substantially due to other factors outside of our control, including:

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

We are also exposed to market power prices at the Selkirk, Morris and Chambers projects. At Chambers, our utility customer has the right to sell a portion of the plant’s output into the spot power market if it is economical to do so, and the Chambers project shares in the profits from these sales. In addition, during periods of low spot electricity prices the utility takes less generation, which negatively affects the project’s operating margin. At Morris, approximately 68% of the facility’s capacity is currently not contracted. The facility can generate and sell this excess capacity into the grid at market prices. If market prices do not justify the increased generation, the project has no requirement to sell any excess capacity. At Selkirk, the capacity of the facility is not contracted and is therefore sold at market prices or not sold at all if market prices do not support the profitable operation of the facility. As a result, fluctuations in the price of electricity may have a material adverse effect on the operating margins of these facilities and on our business, results of operations and financial condition.

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

We provide letters of credit under our $200 million Revolving Credit Facility for contractual credit support at some of our projects. If the projects fail to perform under the related project‑level agreements, the letters of credit could be drawn and we would be required to reimburse our senior lenders for the amounts drawn.

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

Revenues from hydropower projects are highly dependent on precipitation and associated weather conditions and in the absence of such suitable conditions, our hydropower projects may not meet anticipated production levels, which could adversely affect our forecasted revenues

We own interests in four hydropower projects, which are subject to substantial resource risks. The energy and revenues generated at a hydro energy project are highly dependent on precipitation patterns, which are variable and difficult to predict for any given year. We base our investment decisions with respect to each hydro energy project on the historical stream flow records for the area. However, actual climatic conditions in any given year may not meet the historical averages which would impair our ability to meet anticipated production levels, which could adversely affect our forecasted revenues.

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

Economic and political developments in the United States, including as they relate to the North American Free Trade Agreement, could adversely affect our business, results of operations and financial condition

Officials in the new U.S. presidential administration and other policy makers have suggested renegotiations of the North American Free Trade Agreement (“NAFTA”) and other international trade agreements and the implementation of tariffs, border taxes, border controls and other immigration restrictions, or other measures that could impact the level of trade and mobility between the United States and Canada. At the present time, it remains unclear what specific proposals may be implemented and the extent to which trade and/or border mobility between the United States and Canada would be affected, nor is the long-term impact of proposed reforms (including future reforms that may be part of any enacted reform) on the broader U.S. and Canadian economies clear. Given that we operate plants in both the United States and Canada, our business could be affected should the United States adopt trade or border control policies to restrict trade and/or mobility between the United States and Canada, but it is impossible at the present time to assess what this impact would be.

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

Additionally, public policy mechanisms and favorable regulatory incentives in the United States and Canada, including production and investment tax credits, cash grants, loan guarantees, accelerated depreciation tax benefits, renewable portfolio standards, and carbon trading plans, impact the viability of our renewable energy projects. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their policies that support renewable energy and consider actions to make the policies less conducive to the development and operation of renewable energy facilities. In the United States, in December 2015, the federal renewable energy production and investment tax credits were extended but will begin to phase down in 2017 and 2020, respectively. Any reductions to, or the elimination of, governmental incentives that support renewable energy, or the imposition of additional taxes or other assessments on renewable energy, could result in a material adverse effect on our business, results of operations and financial condition.

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

The Utilities Commission Act governs the BCUC, which is responsible for the regulation of British Columbia’s public energy utilities, which include publicly owned and investor‑owned utilities (i.e., independent power producers). All contracts for electricity supply, including those between independent power producers and BC Hydro, must be filed with and approved by the BCUC as being “in the public interest.” The BCUC may hold a hearing in this regard. Furthermore, the BCUC may make rules governing conditions to be contained in agreements entered into by public utilities for electricity. Consequently, power procurement is controlled by the BCUC and, as a result, our potential contracts with BC Hydro may be subject to terms that adversely affect us.

The Clean Energy Act sets out British Columbia’s energy objectives, one of which is the generation of at least 93% of the electricity in British Columbia from clean or renewable resources. BC Hydro is required to submit for review and approval every five years to the Government of British Columbia resource plans outlining how it will meet these objectives. BC Hydro is generally required to acquire all new power (beyond what it already generates from existing BC Hydro plants) from independent power producers. Two of our three British Columbia projects currently sell all of their electricity to BC Hydro, and the third project sells substantially all of its electricity to BC Hydro. Therefore, changes to BC Hydro’s energy procurement policies and financial difficulties of or regulatory intervention in respect of BC Hydro and/or the province’s energy objectives could impact the market for electricity generated by our British Columbia projects, although BC Hydro is currently limited by regulation to undertaking efficiency improvements at its existing facilities and undertaking development of new generation facilities/projects only with BCUC approval. There is a risk that the regulatory regime could adversely affect the amount of power that BC Hydro purchases from our projects and the competitive environment or the price at which BC Hydro is willing to purchase power from our British Columbia projects.

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

Environmental laws and regulations have generally become more stringent over time, and this trend may continue. In the United States, the Clean Air Act and related regulations and programs of the Environmental Protection Agency extensively regulate the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds by power plants. In July 2011, the EPA issued its final Cross-State Air Pollution Rule (“CSAPR”), which replaces its prior Clean Air Interstate Rule and requires 27 states and the District of Columbia to curb emissions of sulfur dioxide and nitrogen oxides from power plants through participation in a cap and trade system or more aggressive state-by-state emissions limits. In November 2014, the EPA issued a ministerial rule setting a schedule for implementation of the CSAPR beginning in 2015, and in September 2016, the EPA issued the CSAPR Update Rule, intended to implement the 2008 ozone national air quality standards by requiring further reductions in nitrogen oxides in 2017 in 23 states subject to CSAPR during the summertime ozone season. Other more stringent EPA air emission regulations being implemented include the more stringent national ambient air quality standards for sulfur dioxide, issued in June 2010, for fine particulate matter, issued in December 2012, and for ozone, issued in October 2015. Additionally, the EPA’s new mercury and air toxics emissions standards for power plants, first issued in December 2011, underwent court-mandated reconsideration and revision in 2015 and 2016 and are beginning to go into effect. Meeting these new standards, when implemented, may have a material adverse impact on our business, results of operations and financial condition.

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

If additional regulatory requirements are imposed on energy companies mandating limitations on greenhouse gas emissions or requiring efficiency improvements, such requirements may result in compliance costs that alone or in combination could make some of our projects uneconomical to maintain or operate

The EPA, other regulatory agencies, environmental advocacy groups and other organizations are focusing considerable attention on greenhouse gas emissions from power generation facilities and their potential role in climate change. See “Item 1. Business—Industry Regulation—Carbon Emissions.”

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

Concerning our projects in British Columbia, regulatory restrictions stemming from the GGIRTA and the GGRCTA, and financial commitments arising in connection with the requirements under the CTA, could affect our ability to operate our projects in British Columbia and affect our profitability. Concerning our projects in Ontario, the Ontario Cap and Trade Act and the Cap and Trade Program, from the beginning of 2017, are increasing the cost of generating electricity using natural gas and the price of the electricity produced by our natural gas-powered projects in the Province. In addition, on December 15, 2016, the IESO entered into an electricity trade agreement with Hydro-Québec under which the IESO will purchase a total of 14 terawatt hours (TWh) of electricity from Hydro-Québec over a seven-year period from 2017 to 2023. The News Release issued by the Government of Ontario regarding this agreement stated that “Ontario will reduce the cost to its consumers by $70 million compared to its previous plan by importing 2 TWh of hydroelectric power each year from Québec to replace the use of natural gas”. The increasing carbon price and other initiatives to reduce GHG emissions associated with the generation of electricity in the Province could affect our ability to operate our projects in Ontario and affect our profitability.

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

While President Trump has indicated an interest in revoking Obama era climate regulations, it remains unclear at this time if the new U.S. presidential administration will implement, modify or repeal the regulations described above.

Impairment of goodwill or long‑lived assets could have a material adverse effect on our results of operations and financial condition

As of December 31, 2016, we had $36.0 million of goodwill, which represented approximately 2.5% of our total assets on our consolidated balance sheets. Goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. We could be required to, and have in the past, evaluated the potential impairment of goodwill outside of the required annual evaluation process if we experience situations, including but not limited to, sustained declines in market capitalization, deterioration in general economic conditions or our operating or regulatory environment, increased competitive environment, an increase in fuel costs (particularly when we are unable to pass-through the impact to customers), significant changes in forecasted market prices for power, negative or declining cash flows, loss of a key contract or customer (particularly when we are unable to replace it on equally favorable terms), our inability to renew certain of our PPAs following their expiration or termination (for a description of the status of these agreements and related renegotiations, see Item 1A. Risk Factors - The expiration or termination of our PPAs could have a material adverse impact on our business, results of operation and financial condition), divestiture of a significant component of our business or adverse actions or assessments by a regulator. These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods. Additionally, goodwill may be impaired if any acquisitions we make do not perform as expected. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10‑K.

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

We have recorded $85.9 million, $127.8 million and $106.6 million of goodwill and long-lived asset impairments for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We have limited control over management decisions at certain projects

Five of our projects are not wholly‑owned by us or we have contracted for their operations and maintenance, and in some cases we have limited control over the operation of the projects. Although we generally prefer to acquire projects where we have control, we may make acquisitions in non‑control situations to the extent that we consider it advantageous to do so and consistent with regulatory requirements and restrictions, including the Investment Company Act of 1940. Third‑party operators operate five of our projects. As such, we must rely on the technical and management expertise of these third‑party operators although typically we negotiate to obtain positions on a management or operating committee if we do not own 100% of a project. To the extent that such third‑party operators do not fulfill their obligations to manage the operations of the projects or are not effective in doing so, our cash flow may be adversely affected. The approval of third‑party operators also may be required for us to receive distributions of funds from projects or to transfer our interest in projects. Our inability to control fully certain projects could have an adverse effect on our business, results of operations and financial condition.

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

Certain employees are subject to collective bargaining

A number of our plant employees, at one plant in British Columbia and at four plants in Ontario are subject to collective bargaining agreements. These agreements expire periodically and we may not be able to renew them without a labor disruption or without agreeing to significant increases in labor costs. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our Pension Plan may require additional future contributions

Certain of our employees in Canada are participants in a defined benefit pension plan that we sponsor. As of December 31, 2016, our pension plan was at a deficit on a going concern basis, which measures its funded status on the basis that the plan will continue to operate indefinitely. The additional amount of future contributions to our defined benefit plan will depend upon asset returns and a number of other factors and, as a result, the amounts we will be required to contribute in the future may vary. Cash contributions to the plan will reduce the cash available for our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We have included descriptions of the locations and general character of our principal physical operating properties, including an identification of the segments that use such properties, in “Item 1. Business,” which is incorporated herein by reference. A significant portion of our equity interests in the entities owning these properties is pledged as collateral under our New Credit Facilities or under non‑recourse operating level debt arrangements.

Our principal executive office is located at 3 Allied Drive Suite 220, Dedham, Massachusetts under a lease that expires in 2019.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of December 31, 2016.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 22, 2015, our Board of Directors approved a normal course issuer bid (“NCIB”) for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The Board authorization permitted the Company to repurchase shares through open market repurchases. The NCIB expired on December 28, 2016. Under the NCIB, we were eligible to purchase up to a total of 12,139,215 common shares (Cdn$28.0 million based on the Cdn$2.31 closing share price of our common shares on the TSX on December 31, 2015) and were limited to daily purchases of 22,600 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the NCIB were made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIB were also made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended. From inception of the NCIB through its expiration on December 28, 2016, we repurchased and cancelled 8,067,051 common shares.

The following table presents information regarding repurchases made by the Company of its common shares for the quarter ended December 31, 2016(1).

				Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid		as Part of a Publicly Announced	of Shares to be Purchased Under
Repurchase Period	Shares Purchased	Per Share		Purchase Plan	the Plan
10/1/2016 - 10/31/2016	1,394,096	Cdn$	3.25	1,394,096	Cdn$	11,703,345
11/1/2016 - 11/30/2016	848,198	Cdn$	3.32	848,198	Cdn$	9,744,007
12/1/2016 - 12/31/2016	146,021	Cdn$	3.40	146,021	Cdn$	—
Total	2,388,315	Cdn$	3.29	2,388,315

(1)     a.     The NCIB pursuant to which the share purchases were made was announced on December 22, 2015.

b.	The dollar amount approved under the NCIB was Cdn$28.0 million based on the Cdn$2.31 closing share price of our common shares on the TSX on December 31, 2015 (12,139,215 common shares).
c.	The NCIB expired on December 28, 2016.
d.	No other plan or program, other than the NCIB, expired in the final quarter of 2016.
e.	We did not terminate any plan prior to expiration, nor is there any plan currently in effect pursuant to which we do not intend to make further purchases.

On December 29, 2016, we commenced a new NCIB (the “New NCIB”) for each series of our 5.75% Series C and 6.0% Series D convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The New NCIB expires on December 28, 2017 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the New NCIBs. Under the New NCIB, we may purchase up to a total of 11,303,772 common shares based on 10% of our public float as of December 15, 2016 and we are limited to daily purchases of 12,703 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the New NCIB will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the New NCIB may also be made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval.

Market Information and Holders

Our common shares trade on the NYSE under the symbol “AT” and on the TSX under the symbol “ATP”.

The following table sets forth the price ranges of our outstanding common shares, as reported by the NYSE for the periods indicated:

Period	High (US$)	Low (US$)
Quarter ended December 31, 2016	2.75	2.13
Quarter ended September 30, 2016	2.67	2.33
Quarter ended June 30, 2016	2.75	2.21
Quarter ended March 31, 2016	2.58	1.58
Quarter ended December 31, 2015	2.26	1.57
Quarter ended September 30, 2015	3.27	1.83
Quarter ended June 30, 2015	3.34	2.59
Quarter ended March 31, 2015	3.12	2.51

The following table sets forth the price ranges of our common shares, as applicable, as reported by the TSX for the periods indicated:

Period	High (Cdn$)	Low (Cdn$)
Quarter ended December 31, 2016	3.67	2.88
Quarter ended September 30, 2016	3.49	3.05
Quarter ended June 30, 2016	3.49	2.85
Quarter ended March 31, 2016	3.36	2.21
Quarter ended December 31, 2015	2.95	2.19
Quarter ended September 30, 2015	4.08	2.46
Quarter ended June 30, 2015	4.10	3.26
Quarter ended March 31, 2015	4.00	3.04

The number of common shares outstanding was 114,649,888 on February 28, 2017.

Dividends

Dividends declared per common share in 2015 were as follows (Cdn$):

Month	2015

January	$—
February	0.0300
March	—
April	—
May	0.0300
June	—
July	—
August	0.0300
September	—
October	—
November	0.0300
December	—

On February 9, 2016, our Board of Directors, consistent with management’s recommendation, eliminated the Company’s common share dividend, effective immediately. Previously, the Company had paid a dividend of Cdn$0.03 per share quarterly, with the final payment on December 31, 2015. In conjunction with the elimination of the common share dividend, the Company’s dividend reinvestment plan was terminated.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding our Long‑Term Incentive Plan. For the description of our Long‑Term Incentive Plan, see Note 16, Equity Compensation Plans to the consolidated financial statements.

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights(1)(2)	warrants and rights	in column (a))(1)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,400,745	$—	(573,701)
Equity compensation plans not approved by security holders	359,936	—	240,064
Total	1,760,681	$—	(333,637)

(1)

Number of securities to be issued upon exercise of outstanding awards and number of securities remaining available for future issuance reflects expected redemption of award one‑third in cash and two‑thirds in common shares. See Item 15. “Exhibits and Financial Statements Schedule”—Note 2(u), Equity compensation plans. We intend to seek shareholder approval to increase the amount of securities available for future issuance. If the amount available for future issuance is not sufficient for the number of securities to be issued upon exercise of outstanding awards, management can elect to redeem the awards with cash as opposed to issuing common shares.

(2)

The maximum aggregate number of common shares that may be issued under our Long‑Term Incentive Plan upon redemption of notional shares is 3,000,000 and the maximum aggregate number of common shares that may be issued under our Transition Equity Grant Participation Agreement upon redemption of notional shares is 600,000. See Item 15. “Exhibits and Financial Statements Schedule”—Note 2(u), Equity compensation plans.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our common shares for the period December 31, 2011, through December 31, 2016, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Standard & Poor’s TSX Composite, or S&P/TSX. Our common shares trade on the NYSE under the symbol “AT” and the TSX under the symbol “ATP”.

The performance graph shown below is being furnished and compares each period assuming that a $100 investment was made on December 31, 2011, in each of our common shares, the stocks included in the S&P 500 and the stocks included in the S&P/TSX, and that all dividends were reinvested.

Comparison of Cumulative Total Return

	Dec-2011	Dec-2012	Dec-2013	Dec-2014	Dec-2015	Dec-2016
AT	$100.00	$86.38	$28.81	$24.46	$18.48	$23.45
S&P	100.00	116.00	153.57	174.60	177.01	198.18
S&P / TSX	100.00	104.00	113.94	122.40	108.82	127.88

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for each of the periods indicated. The annual historical information for each of the years in the three‑year period ended December 31, 2016 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

You should read the following selected consolidated financial data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes, which describe the impact of material acquisitions and dispositions that occurred in the three‑year period ended December 31, 2016.

	Year Ended December 31,
(in millions of U.S. dollars, except as otherwise stated)	2016(a)	2015(a)(b)	2014(a)(b)(c)(d)	2013(b)(c)(d)(e)	2012(a)(c)(d)(e)
Project revenue	$399.2	$420.2	$489.9	$473.4	$429.8
Project income (loss)	10.1	(41.4)	(38.9)	45.0	(31.2)
Loss from continuing operations	(113.9)	(84.1)	(153.2)	(23.6)	(116.0)
Income (loss) from discontinued operations, net of tax	—	19.5	(29.0)	(0.2)	15.7
Net loss attributable to Atlantic Power Corporation	(122.4)	(62.4)	(177.4)	(33.0)	(112.8)
Basic and diluted (loss) income per share(f)
(Loss) Income per share from continuing operations attributable to Atlantic Power Corporation	$(1.02)	$(0.76)	$(1.37)	$(0.30)	$(1.10)
Income (loss) from discontinued operations, net of tax	—	0.25	(0.10)	0.02	0.13
Net (loss) income attributable to Atlantic Power Corporation	$(1.02)	$(0.51)	$(1.47)	$(0.28)	$(0.97)
Per common share dividend declared	$—	$0.09	$0.29	$0.54	$1.10
Total assets	$1,456.8	$1,671.2	$2,853.2	$3,353.3	$3,955.5
Total long-term liabilities	$1,020.0	$1,147.1	$1,656.6	$1,867.9	$2,233.6

(a)	Includes $85.9 million, $127.8 million, $106.6 million and $34.9 million of goodwill and long‑lived asset impairment for the years end December 31, 2016, 2015, 2014 and 2013, respectively.

(b)	Excludes the Wind Projects, which are classified as discontinued operations for the years ended December 31, 2015, 2014 and 2013.

(c)	Excludes Greeley, which is classified as discontinued operations for the years ended December 31, 2014, 2013 and 2012.

(d)	The total assets exclude $62.8 million, $41.7 million and $47.2 million of deferred financing costs for the years ended December 31, 2014, 2013 and 2012, respectively.

(e)	Excludes the Florida Projects, Path 15 and Rollcast, which are classified as discontinued operations for the years ended December 31, 2013 and 2012.

(f)

Diluted earnings (loss) per share is computed including dilutive potential shares, which include those issuable upon conversion of convertible debentures and under our long-term incentive plan (“LTIP”). Please see the notes to our historical consolidated financial statements included elsewhere in this Form 10‑K for information relating to the number of shares used in calculating basic and diluted earnings (loss) per share for the periods presented.

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

1)	Our Strategy, Overview of 2016 Results and Recent Events
2)	Consolidated Overview and Results of Operations
3)	Project Operating Performance
4)	Supplementary Non-GAAP Financial Information
5)	Liquidity and Capital Resources
6)	Critical Accounting Policies

Our Strategy, Overview of 2016 Results and Recent Events

Management continues to be focused on the following priorities:

•	Debt reduction: By strengthening our balance sheet we will improve our financial flexibility and become more competitive to pursue external growth opportunities.
•	Overhead cost reduction: Improving our cost structure provides additional flexibility for debt reduction, external growth and other value-accretive investments.
•

Fleet optimization: By making capital investments in our existing projects we are able to achieve cash returns that are higher than what is currently available in the external markets and at lower risk.

•	PPA renewals: We will leverage the strength of our operations, diversity and location of our projects to renew or extend, or make alternative arrangements to our contracts in a challenging market.
•	External growth: We will take a creative, disciplined and value-oriented approach to external development or acquisitions.

In 2016, we continued to make progress in strengthening the Company. Our key achievements in the execution of our strategy during 2016 were:

•

Debt refinancing– in April 2016, we entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of Senior Secured Term Loan Facilities (the “New Term Loans”) and $200 million in aggregate principal amount of senior secured revolving credit facilities (the “New Revolver” and, together with the New Term Loans, the “New Credit Facilities”). We utilized the proceeds to redeem our existing Senior Secured Term Loan Facility and redeem and cancel our convertible debentures with near-term maturities. The New Term Loans improved our financial flexibility and extended the maturity dates from the Senior Secured Term Loan Facility. The targeted debt amortization is consistent with our goals of debt reduction and strengthening of our balance sheet. See “Liquidity and Capital Resources” for additional discussion of the New Credit Facilities.

•

Debt repayment and convertible debenture repurchase – during 2016, we made payments of $96.5 million to amortize our corporate and project-level debt. Additionally, we made payments of $188.5 million to repurchase and cancel convertible debentures. The repurchases of convertible debentures were made from a combination of discretionary capital under the NCIB and with proceeds from the New Term Loan facility.

•

Common share repurchases -  we utilized $19.5 million of our discretionary capital to repurchase and cancel approximately 8 million common shares during 2016 with the goal of capturing price-to-value opportunities in the market.

•

Overhead cost reduction – We have cut our corporate overhead expense from approximately $54 million in 2013 to $23 million for 2016, which represents a cumulative reduction from 2013 of approximately 58%. Overhead decreased by approximately $9 million from 2015 to $23 million.

•

Investment in our fleet – During 2016 we invested $3.4 million in our fleet for optimization projects and approximately $25 million since 2013. These cumulative investments returned approximately $7.8 million in cash during 2016.

•

Restructuring of PPAs – the market for recontracting PPAs is challenging. We have worked on solutions for our current contracts to enhance value where possible. In Ontario, the PPAs at our North Bay and Kapuskasing projects were scheduled to expire in December of 2017. Our Nipigon project operates under a PPA that expires in December 2022. For each of these projects, we entered into enhanced dispatch contracts with the IESO. In conjunction with the execution of the new contracts, we agreed to terminate the PPAs for Kapuskasing and North Bay and to suspend for a period (as described below) the Nipigon PPA. The enhanced dispatch contracts for Kapuskasing and North Bay provide a fixed monthly payment to the plants until December 31, 2017. The contracts have no delivery obligations and allow us to retain operating flexibility. The enhanced dispatch contract for Nipigon provides fixed monthly payments to that plant through October 31, 2018. During that period, Nipigon's PPA will be suspended. At the conclusion of that period, or after that date should that subsequently be agreed to, the arrangement will revert to the existing terms of the PPA. The impact on 2017 financial results is expected to be positive as compared to the corresponding results under the previous arrangements for the three plants due to the mitigation of potential cap and trade expenses and lower operations and maintenance costs.

Performance highlights

	Year Ended December 31,
	2016	2015	2014
Project revenue	$399.2	$420.2	$489.9
Project income (loss)	$10.1	$(41.4)	$(38.9)
Loss from continuing operations	$(113.9)	$(84.1)	$(153.2)
Income from discontinued operations	$—	$19.5	$(29.0)
Net loss attributable to Atlantic Power Corporation	$(122.4)	$(62.4)	$(177.4)
Loss per share from continuing operations attributable to Atlantic Power Corporation—basic and diluted	$(1.02)	$(0.76)	$(1.37)
Earnings per share from discontinued operations—basic and diluted	—	0.25	(0.10)
Loss per share attributable to Atlantic Power Corporation—basic and diluted	$(1.02)	$(0.51)	$(1.47)
Project Adjusted EBITDA(1)	$202.2	$208.9	$229.4

(1)	See reconciliation and definition below under Supplementary Non‑GAAP Financial Information.

Revenue decreased from $420.2 million in the year ended December 31, 2015 to $399.2 million in the year ended December 31, 2016, a decrease of 5.3%. The primary drivers of the decrease are as follows:

•

Morris maintenance outages – during the first quarter of 2016, the Morris project completed capital upgrades to enhance efficiency and comply with the terms of its amended energy services agreement. In the third quarter of 2016, the Morris project underwent a planned gas turbine overhaul. These actions resulted in a $9.1 million decrease in revenue from 2015. However, due to lower fuel usage and pricing, the net impact to the project’s gross margin was a $2.3 million decrease from 2015;

•	Waste heat – our projects operating in Ontario recorded $4.3 million of lower waste heat revenue than 2015 primarily due to decreased gas distributed by TransCanada, and

•

Energy prices and dispatch – we recorded $4.8 million of lower revenue than 2015 at our Kenilworth, Cadillac and Manchief projects due to lower energy prices in their respective regions as well as lower dispatch.

Consolidated project income was $10.1 million for the year ended December 31, 2016, an increase of $51.5 million from the prior year project loss. The primary drivers of the increase are as follows:

•	Impairment of goodwill and long-lived assets – goodwill and long–lived asset impairment decreased $41.9 million from $127.8 million in 2015 to $85.9 million in 2016;
•

Change in fair value of derivative instruments – the change in the fair value of our derivative instruments increased $22.5 million to $37.9 million in 2016 from $15.4 million in 2015. The increase is due to a $22.8 million increase in the fair value of gas purchase agreements in our Canada segment, $9.0 million in natural gas swaps at our Orlando project and $6.1 million in interest rate swaps related to project debt at our Piedmont project and the New Credit Facilities; and

•

Fuel expense - fuel expense decreased from $165.1 million in 2015 to $149.5 million in 2016 primarily due to the maintenance outage at Morris discussed above ($6.8 million impact), as well as a $5.2 million decrease at our Kenilworth project due to lower generation, improved metering and a reimbursement received from its supplier.

These increases in project income were partially offset by decreases in project income resulting from:

•	Revenue – revenue decreased $21.0 million as discussed above.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 62.

Factors and trends that may influence our results

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

Financial performance of our projects

The operating performance of our projects supports cash distributions that are made to us after all operating, maintenance, capital expenditures and debt service requirements are satisfied at the project‑level. Our projects are able to generate cash flows because they generally receive revenues from long‑term contracts that provide relatively stable cash flows. Risks to the stability of these distributions include the following:

•

Power generated by our projects, in most cases, is sold under PPAs that expire at various times. Currently, our PPAs are scheduled to expire between December 31, 2017 and December 31, 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly, or there may be a delay in securing a new PPA until a significant time after the expiration of the original PPA at the project. For example, the PPA at Selkirk expired in August 2014. As a result, 100% of the capacity at Selkirk is not contracted and therefore sold at market power prices. Our next PPA expirations occur on December 31, 2017 and are at our North Bay and Kapuskasing projects in Ontario. See “Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.”

•

While approximately 82% of our power generation revenue in 2016 was related to contractual energy and capacity payments, commodity prices do influence our variable revenues and the cost of fuel. Our PPAs are generally structured to minimize our risk to fluctuations in commodity prices by passing the cost of fuel through to the utility and its customers, but some of our projects do have exposure to market power and fuel prices. Our projects See Item 1A. “Risk Factors—Risks Related to Our Business and Our Projects—Our projects depend on third‑party suppliers under fuel supply agreements, and increases in fuel costs may adversely affect the profitability of the projects” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details about our hedging arrangements.

•

Our most significant exposure to market power prices exists at the Selkirk, Chambers and Morris projects. At Chambers, our utility customer has the right to sell a portion of the plant’s output to the spot power market if it is economical to do so, and the Chambers project shares in the profits from those sales. With low demand for electricity the utility reduces its dispatch to minimum contracted levels during off‑peak hours. At Selkirk, the capacity of the facility is not currently contracted and is sold at market power prices or not sold at all if market prices do not support profitable operation of the facility. Additionally at Morris, approximately 68% of the facility’s capacity is currently not contracted and is sold at market power prices or not sold at all if market prices do not support profitable operation of that portion of the facility. See Item 1A. “Risk Factors—Risks Related to Our Business and Our Projects—Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition.”

•

The performance of our projects is impacted by a variety of operational and other factors, including water and waste heat levels, planned and unplanned outages and maintenance requirements, delays in start‑up, sourcing of fuel from suppliers, among others. For additional details regarding the various operational and other risks that we face, see “Risk Factors—Risks Related to Our Business and Our Projects.”

•

When revenue or fuel contracts at our projects expire, we may not be able to sell power or procure fuel under new arrangements that provide the same level or stability of project cash flows. If re‑contracted, the degree of the expected decline in cash flows from operations is subject to market conditions when we execute new PPAs for these projects and is difficult to estimate at this time. See Item 1A. “Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of PPAs could have a material adverse impact on our business, results of operations and financial condition.” These projects will be free of debt when their PPAs expire, which we expect to provide us with some flexibility to pursue the most economic type of contract without restrictions that might be imposed by project‑level debt.

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

Impairment

We test our long‑lived assets and goodwill for impairment at least annually, or more often if deemed appropriate based on the determination of management of the occurrence of certain trigger events under our impairment policy. We recorded $85.9 million, $127.8 million and $106.6 million of goodwill and long‑lived asset impairments for the years ended December 31, 2016, 2015 and 2014, respectively. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all. It is possible that subsequent PPAs may not be available at prices that permit the operation of the project on a profitable basis. When the affected project temporarily or permanently ceases operations, or when we have an expectation that we will be unable to renew or renegotiate the PPA, the value of the project may be impaired such that we would record an impairment loss See “Critical Accounting Policies – Goodwill” for a discussion of the trends and factors that have resulted in the recorded goodwill and long-lived asset impairments.

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

2016 compared to 2015

The following tables and discussion summarize our consolidated results of operations and provide an analysis by reportable segment:

	Years Ended December 31,
	2016	2015	$ change	% change
Project revenue:
Energy sales	$184.2	$191.5	$(7.3)	(3.8)%
Energy capacity revenue	141.9	149.3	(7.4)	(5.0)%
Other	73.1	79.4	(6.3)	(7.9)%
	399.2	420.2	(21.0)	(5.0)%
Project expenses:
Fuel	149.5	165.1	(15.6)	(9.4)%
Operations and maintenance	105.2	103.5	1.7	1.6%
Development	—	1.1	(1.1)	NM %
Depreciation and amortization	113.5	110.0	3.5	3.2%
	368.2	379.7	(11.5)	(3.0)%
Project other expense:
Change in fair value of derivative instruments	37.9	15.4	22.5	146.1%
Equity in earnings of unconsolidated affiliates	35.9	36.7	(0.8)	(2.2)%
Interest expense, net	(9.2)	(8.2)	(1.0)	12.2%
Impairment	(85.9)	(127.8)	41.9	(32.8)%
Other income, net	0.4	2.0	(1.6)	(80.0)%
	(20.9)	(81.9)	61.0	(74.5)%
Project income (loss)	10.1	(41.4)	51.5	NM %
Administrative and other expenses:
Administration	22.6	29.4	(6.8)	(23.1)%
Interest, net	106.0	107.1	(1.1)	(1.0)%
Foreign exchange loss (gain)	13.9	(60.3)	74.2	NM %
Other income, net	(3.9)	(3.1)	(0.8)	25.8%
	138.6	73.1	65.5	89.6%
Loss from continuing operations before income taxes	(128.5)	(114.5)	(14.0)	12.2%
Income tax benefit	(14.6)	(30.4)	15.8	(52.0)%
Loss from continuing operations	(113.9)	(84.1)	(29.8)	35.4%
Income from discontinued operations, net of tax	—	19.5	(19.5)	NM %
Net loss	(113.9)	(64.6)	(49.3)	76.3%
Net loss attributable to noncontrolling interests	—	(11.0)	11.0	NM %
Net income attributable to Preferred share dividends of a subsidiary company	8.5	8.8	(0.3)	(3.4)%
Net loss attributable to Atlantic Power Corporation	$(122.4)	$(62.4)	$(60.0)	96.2%

Project Income (Loss) by Segment

	Year Ended December 31, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$70.1	$31.9	$82.2	$—	$184.2
Energy capacity revenue	49.0	45.6	47.3	—	141.9
Other	15.4	23.8	33.0	0.9	73.1
	134.5	101.3	162.5	0.9	399.2
Project expenses:
Fuel	45.3	36.9	67.3	—	149.5
Operations and maintenance	41.3	26.4	36.4	1.1	105.2
Depreciation and amortization	34.4	29.1	49.5	0.5	113.5
	121.0	92.4	153.2	1.6	368.2
Project other income (expense):
Change in fair value of derivative instruments	9.2	—	25.5	3.2	37.9
Equity in earnings of unconsolidated affiliates	33.0	2.9	—	—	35.9
Interest expense, net	(9.1)	—	—	(0.1)	(9.2)
Impairment	(15.4)	—	(70.5)	—	(85.9)
Other expense, net	—	—	—	0.4	0.4
	17.7	2.9	(45.0)	3.5	(20.9)
Project income (loss)	$31.2	$11.8	$(35.7)	$2.8	$10.1

	Year Ended December 31, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total(1)
Project revenue:
Energy sales	$77.0	$36.3	$78.2	$—	$191.5
Energy capacity revenue	54.9	45.4	49.0	—	149.3
Other	18.1	22.9	37.5	0.9	79.4
	150.0	104.6	164.7	0.9	420.2
Project expenses:
Fuel	58.5	39.0	67.6	—	165.1
Operations and maintenance	31.8	32.0	37.4	2.3	103.5
Development	—	—	—	1.1	1.1
Depreciation and amortization	32.7	29.1	47.3	0.9	110.0
	123.0	100.1	152.3	4.3	379.7
Project other income (expense):
Change in fair value of derivative instruments	—	—	16.0	(0.6)	15.4
Equity in earnings of unconsolidated affiliates	33.7	3.1	—	(0.1)	36.7
Interest expense, net	(8.2)	—	—	—	(8.2)
Impairment	(13.7)	—	(114.1)	—	(127.8)
Other expense, net	(0.1)	—	—	2.1	2.0
	11.7	3.1	(98.1)	1.4	(81.9)
Project income (loss)	$38.7	$7.6	$(85.7)	$(2.0)	$(41.4)

(1)	Excludes the Wind Projects, which were sold in June 2015 and classified as discontinued operations.

East U.S.

Project income for 2016 decreased $7.5 million from 2015 primarily due to:

•	decreased project income of $5.1 million at Curtis Palmer due primarily to a $1.7 million increase in goodwill impairment and a $3.1 million decrease in revenue from lower water flows than 2015; and

•

decreased project income of $12.8 million at Morris due primarily to $7.4 million of increased maintenance expenses resulting from the overhaul of two gas turbines and one steam turbine during 2016. The maintenance outage also resulted in $9.1 million lower revenues and $6.8 million lower fuel expense.

These increases were partially offset by:

•

increased project income of $9.4 million at Orlando due primarily to a $7.4 million increase in the fair value of natural gas swaps and higher revenue from increased dispatch and a $1.8 million decrease in fuel expense due to lower gas prices.

West U.S.

Project income for 2016 increased $4.2 million from 2015 primarily due to:

•	increased project income of $7.1 million at Manchief due primarily to $8.0 million of lower maintenance expense related to a 2015 maintenance overhaul.

This increase was partially offset by:

•	decreased project income of $2.3 million at Oxnard, which underwent a planned maintenance outage in the fourth quarter of 2016.

Canada

Project loss for 2016 decreased $50.0 million from 2015 primarily due to:

•

increased project income from Williams Lake of $119.2 million due primarily to a $109.7 million goodwill and long-lived asset impairment recorded in 2015 and $9.3 million of lower depreciation expense during 2016 related to the prior-year long-lived asset impairment;

•

increased project income from Calstock of $2.5 million due primarily to a $4.4 million goodwill impairment recorded in 2015 and $0.9 million lower fuel costs. This was partially offset by a $2.8 million decrease in revenue due to the expiration of a rate adder under its PPA and lower waste heat; and

•	increased project income from Nipigon of $1.8 million due primarily to a $1.7 million increase in the fair value of fuel agreements accounted for as derivatives.

These increases were partially offset by:

•

increased project loss from Mamquam of $43.6 million due primarily to a $50.2 million goodwill impairment recorded in the third quarter of 2016, partially offset by a $4.6 million increase in energy revenue due to higher water flows than 2015 and a $2.1 million decrease in operation and maintenance expense due to a maintenance outage in 2015;

•

increased project loss from North Bay of $13.8 million due primarily to a $10.2 million goodwill and long-lived asset impairment recorded in the third quarter of 2016 and $5.9 million increased amortization related to the acceleration of a PPA intangible resulting from the termination of the PPA in December 2016. This was partially offset by a $3.9 million increase in the fair value of a fuel agreement accounted for as a derivative; and

•

increased project loss from Kapuskasing of $13.8 million due primarily to an $8.9 million goodwill and long-lived asset impairment recorded in the third quarter of 2016 and $5.9 million increased amortization related to the acceleration of a PPA intangible resulting from the termination of the PPA in December 2016. This was partially offset by a $3.9 million increase in the fair value of a fuel agreement accounted for as a derivative.

Un‑Allocated Corporate

Total project income increased $4.8 million from 2015 primarily due to a $3.8 million increase in the fair value of interest rate swap agreements, a $1.3 million decrease in employee compensation and a $1.1 million decrease in development costs, partially offset by a $2.3 million gain on the sale of our Frontier solar development project recorded in 2015.

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

Administration

Administration expense decreased $6.8 million or 23.1% from 2015 primarily due to a $3.6 million decrease in employee compensation costs, $1.8 million of lower professional services costs and $1.5 million of lower rent expense.

Interest, net

Interest expense decreased $1.1 million or 1.0% from the comparable 2015 period primarily due to:

•	decreased convertible debenture interest expense of $6.5 million resulting from the repurchase and cancellation of the Series A, B and, in part, C and D convertible debentures during 2016; and

•

decreased deferred financing costs amortization of $3.9 million resulting from the extinguishment of the Senior Secured Term Loan Facilities and the repurchase and cancellation of the Series A, B, and, in part, C convertible debentures during 2016.

These decreases were partially offset by:

•

increased interest expense on our corporate debt of $8.9 million due to higher interest rates and principal balance on our New Term Loan Facility, partially offset by lower interest expense from the redemption of our 9.0% Notes in 2015.

Foreign exchange loss (gain)

Foreign exchange loss was $13.9 million for the year ended December 31, 2016, a change of $74.2 million from the $60.3 million gain recorded in 2015 period primarily due to a $74.3 million increase in unrealized loss in the revaluation of instruments denominated in Canadian dollars. The repurchase of Cdn$152.1 million Canadian dollar-

denominated convertible debentures was the most significant factor in the decrease. The U.S. dollar to Canadian dollar exchange rate was 1.34 and 1.38 at December 31, 2016 and 2015, respectively, a decrease of 3.0%. The average U.S. dollar to Canadian dollar exchange rate was 1.32 for the year ended December 31, 2016 and was 1.27 for the year ended December 31, 2015.

Other income, net

Other income, net increased $0.8 million from the 2015 comparable period primarily due to a $3.7 million gain recorded on the purchase and cancellation of convertible debentures during 2016, as compared to a $3.1 million gain on the purchase and cancellation of convertible debentures recorded during 2015.

Income tax benefit

Income tax benefit for the year ended December 31, 2016 was $14.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $33.4 million. The primary items impacting the tax rate for the year ended December 31, 2016 were $22.3 million related to goodwill impairment, $6.9 million related to foreign exchange and $1.3 million related to return to provision adjustments. In addition, the rate was further impacted by a net increase to our valuation allowances of $10.8 million, consisting primarily of increases of $27.2 million in Canada related to losses and a decrease of $16.4 million in the United States due to tax restructurings and additional earnings. These items were offset by $18.0 million Canadian capital losses recognized on tax restructurings, $2.9 million related to operating in higher tax rate jurisdictions and $1.5 million related to changes in tax rates.

2015 compared to 2014

The following tables and discussion summarize our consolidated results of operations and provides an analysis by reportable segment:

	Year ended December 31,
	2015	2014	$ change	% change
Project revenue:
Energy sales	$191.5	$236.9	$(45.4)	(19.2)%
Energy capacity revenue	149.3	161.3	(12.0)	(7.4)%
Other	79.4	91.7	(12.3)	(13.4)%
	420.2	489.9	(69.7)	(14.2)%
Project expenses:
Fuel	165.1	210.4	(45.3)	(21.5)%
Operations and maintenance	103.5	109.0	(5.5)	(5.0)%
Development	1.1	3.7	(2.6)	(70.3)%
Depreciation and amortization	110.0	122.3	(12.3)	(10.1)%
	379.7	445.4	(65.7)	(14.8)%
Project other expense:
Change in fair value of derivative instruments	15.4	6.8	8.6	126.5%
Equity in earnings of unconsolidated affiliates	36.7	25.5	11.2	43.9%
Gain on sale of equity investments	—	8.6	(8.6)	NM
Interest expense, net	(8.2)	(17.7)	9.5	(53.7)%
Impairment	(127.8)	(106.6)	(21.2)	19.9%
Other income, net	2.0	—	2.0	NM
	(81.9)	(83.4)	1.5	(1.8)%
Project loss	(41.4)	(38.9)	(2.5)	6.4%
Administrative and other expenses (income):
Administration	29.4	37.9	(8.5)	(22.4)%
Interest, net	107.1	146.7	(39.6)	(27.0)%
Foreign exchange loss	(60.3)	(38.3)	(22.0)	57.4%
Other income, net	(3.1)	(0.6)	(2.5)	NM
	73.1	145.7	(72.6)	(49.8)%
Loss from continuing operations before income taxes	(114.5)	(184.6)	70.1	(38.0)%
Income tax benefit	(30.4)	(31.4)	1.0	(3.2)%
Loss from continuing operations	(84.1)	(153.2)	69.1	(45.1)%
Income (loss) from discontinued operations, net of tax	19.5	(29.0)	48.5	(167.2)%
Net loss	(64.6)	(182.2)	117.6	(64.5)%
Net loss attributable to noncontrolling interests	(11.0)	(16.4)	5.4	(32.9)%
Net income attributable to Preferred share dividends of a subsidiary company	8.8	11.6	(2.8)	(24.1)%
Net loss attributable to Atlantic Power Corporation	$(62.4)	$(177.4)	$115.0	(64.8)%

Project Income (Loss) by Segment

	Year Ended December 31, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total(1)
Project revenue:
Energy sales	$77.0	$36.3	$78.2	$—	$191.5
Energy capacity revenue	54.9	45.4	49.0	—	149.3
Other	18.1	22.9	37.5	0.9	79.4
	150.0	104.6	164.7	0.9	420.2
Project expenses:
Fuel	58.5	39.0	67.6	—	165.1
Operations and maintenance	31.8	32.0	37.4	2.3	103.5
Development	—	—	—	1.1	1.1
Depreciation and amortization	32.7	29.1	47.3	0.9	110.0
	123.0	100.1	152.3	4.3	379.7
Project other income (expense):
Change in fair value of derivative instruments	—	—	16.0	(0.6)	15.4
Equity in earnings of unconsolidated affiliates	33.7	3.1	—	(0.1)	36.7
Interest expense, net	(8.2)	—	—	—	(8.2)
Impairment	(13.7)	—	(114.1)	—	(127.8)
Other expense, net	(0.1)	—	—	2.1	2.0
	11.7	3.1	(98.1)	1.4	(81.9)
Project income (loss)	$38.7	$7.6	$(85.7)	$(2.0)	$(41.4)

	Year Ended December 31, 2014
				Un-Allocated	Consolidated
	East U.S.	West U.S.(2)	Canada	Corporate	Total(1)
Project revenue:
Energy sales	$86.8	$52.7	$97.4	$—	$236.9
Energy capacity revenue	52.1	45.3	63.9	—	161.3
Other	28.2	25.6	37.0	0.9	91.7
	167.1	123.6	198.3	0.9	489.9
Project expenses:
Fuel	76.9	56.1	77.3	0.1	210.4
Operations and maintenance	32.1	27.7	44.5	4.7	109.0
Development	—	—	—	3.7	3.7
Depreciation and amortization	32.5	29.0	60.1	0.7	122.3
	141.5	112.8	181.9	9.2	445.4
Project other income (expense):
Change in fair value of derivative instruments	(3.6)	—	11.6	(1.2)	6.8
Equity in earnings of unconsolidated affiliates	22.3	3.3	—	(0.1)	25.5
Gain on sale of equity investment	—	8.6	—	—	8.6
Interest expense, net	(17.7)	—	—	—	(17.7)
Impairment	(17.9)	(50.3)	(38.5)	0.1	(106.6)
	(16.9)	(38.4)	(26.9)	(1.2)	(83.4)
Project income (loss)	$8.7	$(27.6)	$(10.5)	$(9.5)	$(38.9)

(1)	Excludes the Wind Projects, which were sold in June 2015 and classified as discontinued operations.
(2)	Excludes Greeley, which was sold in 2014 and is classified as discontinued operations.

East U.S.

Project income for 2015 increased $30.0 million from 2014 primarily due to:

•	increased project income of $17.5 million at Kenilworth due primarily to a $17.9 million goodwill impairment charge recorded during the year ended December 31, 2014;

•	increased project income of $10.5 million at Orlando due primarily to $3.6 million of higher revenue from increased dispatch and a $3.8 million decrease in fuel expense due to lower gas prices;

•	increased project income of $3.7 million at Morris due primarily to lower natural gas prices and lower maintenance expense than the 2014 period;

•

increased project income of $3.4 million at Selkirk due primarily to $12.7 million of accelerated depreciation recorded during the 2014 period due to expiration of its PPA in August 2014, partially offset by lower gross margin in 2015 due to operating as a merchant facility since the PPA expiration; and

•

increased project income of $3.2 million at Piedmont due primarily to a $2.3 million increase in the fair value of interest rate swaps, a $0.8 million increase in revenue and a $0.8 million decrease in fuel expense from 2014.

These increases were partially offset by:

•

decreased project income of $9.4 million at Curtis Palmer due primarily to a $13.7 million goodwill impairment and a $1.2 million decrease in revenue from lower water flows than the 2014 period. This was partially offset by a $6.2 million decrease in interest expense.

West U.S.

Project income for 2015 was $7.6 million as opposed to a project loss of $27.6 million in 2014 primarily due to:

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

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in MWhs. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve substantially all of their respective capacity payments. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net MWh.

Generation

	Year ended December 31,
				% change	% change
(in thousands of Net MWh)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment
East U.S.	2,430.2	2,628.0	2,671.3	(7.5)%	(1.6)%
West U.S. (1)	1,506.6	1,835.9	1,639.1	(17.9)%	12.0%
Canada	1,977.2	1,889.4	2,088.5	4.6%	(9.5)%
Total (2)	5,914.0	6,353.3	6,398.9	(6.9)%	(0.7)%

(1)	Excludes (i) Delta‑Person, which was sold in July 2014, and (ii) Greeley, which was sold in March 2014 and is classified as discontinued operations.

(2)	Excludes the Wind Projects, which were sold in June 2015 and are classified as discontinued operations.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Aggregate power generation for 2016 decreased 6.9% from 2015 primarily due to:

•

decreased generation in the West U.S. segment, primarily due to a 206.9 net MWh decrease in generation at Frederickson, which had decreased dispatch from lower demand, and a 110.1 net MWh decrease in generation at Manchief due to lower dispatch; and

•

decreased generation in the East U.S. segment, primarily due to an 83.4 net MWh decrease in generation at Morris due to a maintenance outage in the third quarter of 2016, an 83.3 net MWh decrease at Selkirk due to lower dispatch from low merchant power prices and a 53.5 net MWh decrease at Chambers due to a maintenance outage in the second quarter of 2016.

This decrease was partially offset by:

•

increased generation in the Canada segment, primarily due to a 133.3 net MWh increase in generation at Mamquam due to higher water flows during 2016. Mamquam also underwent a maintenance outage during 2015.

Year ended December 31, 2015 compared with Year ended December 31, 2014

Aggregate power generation for 2015 decreased 0.7% from 2014 primarily due to:

•

decreased generation in the Canada segment, primarily due to a 271.7 net MWh decrease in generation at Tunis, for which the PPA expired in December 2014, and a 73.3 net MWh decrease in generation at Mamquam, which underwent a scheduled maintenance outage in the third quarter of 2015. This was partially offset by a 57.0 net MWh increase in generation at Nipigon, which underwent a maintenance outage in September 2014.

This decrease was partially offset by:

•

increased generation in the West U.S. segment, primarily due to a 276.9 net MWh increase in generation at Frederickson due to higher dispatch resulting from warmer weather and reduced hydro availability in the region than the 2014 period, as well as a scheduled outage that occurred from February to April 2014.

Generation did not change materially in our East U.S. segment for the year ended December 31, 2015.

Availability

	Year ended December 31,
				% change	% change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment
East U.S.	93.1%	96.9%	93.3%	(3.9)%	3.9%
West U.S. (1)	92.1%	92.8%	92.4%	(0.8)%	0.4%
Canada	95.3%	93.9%	93.1%	1.5%	0.9%
Weighted average(2)	93.3%	95.2%	93.0%	(2.0)%	2.4%

(1)	Excludes (i) Delta‑Person, which was sold in July 2014, and (ii) Greeley, which was sold in March 2014 and is classified as discontinued operations.

(2)	Excludes the Wind Projects, which were sold in June 2015 and are classified as discontinued operations.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Weighted average availability for 2016 decreased to 93.3% from 95.2% in 2015 primarily due to:

•	decreased availability in the East U.S. segment resulting from decreased availability at Morris, which underwent a planned maintenance in the third quarter of 2016; and

•

decreased availability in the West U.S. segment resulting from decreased availability at Frederickson, which underwent a maintenance outage in 2016, offset by increased availability at Manchief, which underwent a maintenance outage in 2015.

These decreases were partially offset by:

•	increased availability in the Canada segment resulting from increased availability at Mamquam, which underwent a maintenance outage in the 2015 period.

Year ended December 31, 2015 compared with Year ended December 31, 2014

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

These increases were partially offset by:

•

decreased availability in the Canada segment resulting from decreased availability at Mamquam, which underwent a maintenance outage in the 2015 period, and from Tunis, for which the PPA expired in December 2014, partially offset by increased availability at Nipigon, which had extensive outages in the 2014 period.

Supplementary Non‑GAAP Financial Information

Project Adjusted EBITDA

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

	Year ended December 31,			$ change
	2016	2015	2014	2016	2015
Net loss	$(113.9)	$(64.6)	$(182.2)	$(49.3)	$117.6
Net income (loss) from discontinued operations, net of tax	—	19.5	(29.0)	(19.5)	48.5
Income tax benefit	(14.6)	(30.4)	(31.4)	15.8	1.0
Loss from continuing operations before income taxes	(128.5)	(114.5)	(184.6)	(14.0)	70.1
Administration	22.6	29.4	37.9	(6.8)	(8.5)
Interest, net	106.0	107.1	146.7	(1.1)	(39.6)
Foreign exchange loss (gain)	13.9	(60.3)	(38.3)	74.2	(22.0)
Other income, net	(3.9)	(3.1)	(0.6)	(0.8)	(2.5)
Project income (loss)	$10.1	$(41.4)	$(38.9)	$51.5	$(2.5)
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	133.5	130.1	155.9	3.4	(25.8)
Interest expense, net	10.9	9.8	20.5	1.1	(10.7)
Change in the fair value of derivative instruments	(37.9)	(15.4)	(6.2)	(22.5)	(9.2)
Impairment and other expense	85.6	125.8	98.1	(40.2)	27.7
Project Adjusted EBITDA	$202.2	$208.9	$229.4	$(6.7)	$(20.5)
Project Adjusted EBITDA by segment(1)
East U.S.	92.4	104.8	106.4	(12.4)	(1.6)
West U.S.(2)	51.2	46.9	54.2	4.3	(7.3)
Canada	58.8	59.7	76.3	(0.9)	(16.6)
Un-Allocated Corporate	(0.2)	(2.5)	(7.5)	2.3	5.0
Total	$202.2	$208.9	$229.4	$(6.7)	$(20.5)

(1)	Excludes the Wind Projects, which were sold in June 2015 and are classified as discontinued operations.
(2)	Excludes Greeley, which was sold in March 2014, and is classified as discontinued operations.

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Year ended December 31,
				% change	% change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
East U.S.
Project Adjusted EBITDA	$92.4	$104.8	$106.4	(12)%	(2)%

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 decreased $12.4 million or 12% from 2015 primarily due to decreases in Project Adjusted EBITDA of:

•

$10.1 million at Morris due to $7.9 million of increased maintenance expenses resulting from the overhaul of two gas turbines and one steam turbine during 2016. The maintenance outage also resulted in $9.1 million lower revenues and $6.8 million lower fuel expense; and

•	$3.3 million at Curtis Palmer due to $3.1 million of decreased revenues from lower water flows than the 2015 period.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$2.1 million at Orlando primarily due to $1.8 million of lower fuel expense from lower natural gas prices than 2015.

Year ended December 31, 2015 compared with Year ended December 31, 2014

Project Adjusted EBITDA for 2015 decreased $1.6 million or 2% from 2014 primarily due to decreases in Project Adjusted EBITDA of:

•	$10.2 million at Selkirk due to lower revenue from operating as a merchant facility since the expiration of its PPA in August 2014; and

•	$1.7 million at Curtis Palmer due to lower water flows than the 2014 period.

These decreases were partially offset by increases in Project Adjusted EBITDA of:

•	$6.6 million at Orlando primarily due to $3.6 million of increased revenue from higher generation and $3.7 million of lower fuel expense from lower natural gas prices than the 2014 period; and

•	$3.8 million at Morris due to lower fuel expense from lower natural gas prices and lower maintenance expense than the comparable 2014 period.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Year ended December 31,
				% change	% change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
West U.S.
Project Adjusted EBITDA	$51.2	$46.9	$54.2	9%	(13)%

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 increased by $4.3 million or 9% from 2015 primarily due to increases in Project Adjusted EBITDA of:

•	$7.2 million at Manchief attributable to $8.0 million of lower maintenance expense in 2016. Manchief underwent a maintenance overhaul during 2015.

This increase was partially offset by a decrease in Project Adjusted EBITDA of:

•	$2.2 million at Oxnard, which underwent a planned maintenance outage in the fourth quarter of 2016.

Year ended December 31, 2015 compared with Year ended December 31, 2014

Project Adjusted EBITDA for 2015 decreased by $7.3 million or 13% from 2014 primarily due to decreases in Project Adjusted EBITDA of:

•	$9.2 million at Manchief attributable to higher project operations and maintenance expense due to a maintenance overhaul during the second quarter of 2015; and

•	$0.9 million at Delta-Person, which was sold in July 2014.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$3.0 million at North Island, which underwent a turbine maintenance outage in the first quarter of 2014.

Project Adjusted EBITDA for the West U.S. segment excludes the Greeley project, which is accounted for as a component of discontinued operations. Project Adjusted EBITDA for Greeley was $0.1 million for the year ended December 31, 2014.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Year Ended December 31,
				% change	% change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Canada
Project Adjusted EBITDA	$58.8	$59.7	$76.3	(2)%	(22)%

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 decreased by $0.9 million from 2015 primarily due to decreases in Project Adjusted EBITDA of:

•

$2.9 million at Kapuskasing primarily due to $1.1 million of lower waste heat revenue, $1.1 million of fuel costs under a fuel contract and $0.8 million of increased operations and maintenance expense for turbine repairs;

•	$2.2 million at Calstock due primarily to a $2.8 million decrease in revenue due to the expiration of a rate adder under its PPA and lower waste heat; and

•	$2.0 million at North Bay due to $1.3 million of lower waste heat revenue and $1.1 million of fuel costs under a fuel contract.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•

$6.7 million at Mamquam, due to $4.6 million of increased energy revenue from higher water flows in 2016 and a $2.1 million decrease in operations and maintenance expense resulting from a maintenance outage in 2015.

Year ended December 31, 2015 compared with Year ended December 31, 2014

Project Adjusted EBITDA for 2015 decreased by $16.6 million or 22% from 2014 primarily due to decreases in Project Adjusted EBITDA of:

•	$10.7 million at Tunis due to the expiration of its PPA in December 2014;

•	$4.8 million at Mamquam due to lower revenue and higher maintenance expense than the comparable 2014 period resulting from lower water flows and a maintenance outage in the third quarter of 2015; and

•

$3.2 million at North Bay due to higher fuel expense from costs under the project’s fuel agreements and increased maintenance expense due to turbine repairs, partially offset by increased energy revenue from higher waste heat generation than the comparable 2014 period.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$3.1 million at Nipigon, which had an outage to upgrade its steam generator in September 2014.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Year Ended December 31,
				% change	% change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Un-allocated Corporate
Project Adjusted EBITDA	$(0.2)	$(2.5)	$(7.5)	92%	67%

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 increased by $2.3 million or 92% from the comparable 2015 period primarily due to decreased development costs and decreased administrative expense due to a reduction in workforce.

Year ended December 31, 2015 compared with Year ended December 31, 2014

Project Adjusted EBITDA for 2015 increased by $5.0 million or 67% from the comparable 2014 period primarily due to decreased development costs and decreased administrative expense due to a reduction in workforce.

Consolidated Cash Flow

2016 compared to 2015

The following table reflects the changes in cash flows for the periods indicated:

	Year ended
	December 31,
	2016	2015	Change
Net cash provided by operating activities	$111.8	$87.4	$24.4
Net cash (used in) provided by investing activities	(0.5)	320.9	(321.4)
Net cash used in financing activities	(98.1)	(445.8)	347.7

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

For the year ended December 31, 2016, the net increase in cash flows provided by operating activities of $24.4 million was primarily the result of the following:

•

Decrease in interest payments – we made $29.3 million in lower interest payments than 2015 primarily due to the redemption of the 9.0% Notes in July 2015 and the repurchase and cancellation of, in full, our Series A and B and, in part, our Series C convertible debentures during 2016.

This increase was partially offset by a decrease in net cash provided by operating activities primarily the result of the following:

•	Sale of the Wind Projects – in 2015 the Wind Projects, which were sold in June 2015, provided $21.9 million of operating cash flows.

Investing Activities

For the year ended December 31, 2016, the net decrease in cash flows used in investing activities of $321.4 million was primarily the result of the following:

•	Sale of Wind Projects – we received $326.3 in cash million from the sale of the Wind Projects and the Frontier solar development project in the second quarter of 2015.

This decrease was partially offset by the following:

•	Reimbursement of construction costs – we received a reimbursement of $4.8 million in capitalized costs from the customer for a construction project at Morris.

Financing Activities

For the year ended December 31, 2016, the net decrease in cash flows used in financing activities of $347.7 million was primarily the result of the following:

•	The New Credit Facilities – we received $679.0 million of net proceeds from the issuance of New Credit Facilities in 2016; and
•

Dividend  paid to common shareholders and noncontrolling interest – we paid $14.8 million in dividends to our common shareholders and noncontrolling interests in 2015 as compared to no such payments in 2016

These decreases were partially offset by the following:

•

Corporate and project-level debt – we redeemed the Senior Secured Credit Facilities in full for $447.9 million in the second quarter of 2016 as compared to the $319.9 million paid to redeem our 9.0% High Yield Notes in 2015;

•

Repayment of convertible debentures – we paid $188.5 million in cash to redeem and cancel $191.5 million aggregate principal of our Series A, B and, in part, C convertible debentures during 2016. This was a $169.6 million increase in convertible debenture repurchases from 2015; and

•	Deferred financing costs – we incurred $16.2 million of deferred financing costs associated with the New Term Loan Facilities during 2016.

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

Investing Activities

For the year ended December 31, 2015, the net increase in cash flows from investing activities of $252.2 million was primarily the result of the following:

•	Asset sale proceeds – an increase of $326.3 million for cash received from the sale of the Wind Projects and the Frontier Solar Development project; and
•	Restricted cash – a decrease of $65.3 million from the change in restricted cash primarily due to the release of the $75.0 million restriction requirement under the prior credit facility in 2014.

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

•	Dividends paid to noncontrolling interests – dividends paid to noncontrolling interest decreased $7.2 million from 2014 due to the sale of the Rockland and Canadian Hills projects in June 2015.

Liquidity and Capital Resources

	December 31,	December 31,
	2016	2015
Cash and cash equivalents	$85.6	$72.4
Restricted cash	13.3	15.2
Total	98.9	87.6
Revolving credit facility availability	118.5	106.0
Total liquidity	$217.4	$193.6

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

We expect to reinvest approximately $50.6 million in our portfolio in the form of project capital expenditures and maintenance expenses in 2017. Such investments are generally paid at the project level. See “—Capital and Maintenance Expenditures.” We do not expect any other material or unusual requirements for cash outflow in 2017 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months from February 28, 2017.

On December 29, 2015, we commenced a normal course issuer bid (“NCIB”), which expired on December 28, 2016. The actual amount of convertible debentures that could be purchased under the NCIB was approximately $28.5 million and was further limited to 10% of the public float of our convertible debentures. On April 13, 2016, we deposited a portion of the proceeds from the issuance of the New Credit Facilities, for the redemption in whole on May 13, 2016 at a price equal to par plus accrued interest (i) the outstanding Cdn$67.2 million 6.25% Debentures due March 2017 and (ii) the outstanding Cdn$75.8 million 5.60% Debentures due June 2017. On June 17, 2016, we commenced a substantial issuer bid (“SIB”) to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding 5.75% Series C Convertible Unsecured Subordinated Debentures maturing June 30, 2019. The offer expired on July 22, 2016. As a result of the NCIB, the SIB and the redemptions made with proceeds from the New Credit Facilities, we made payments of $188.5 million to redeem and cancel the 6.25% Debentures due March 2017 and the 5.60% Debentures due June 2017, in full, and the 5.75% Debentures due June 2019 and 6.00% Debentures due December 2019, in part.

Dividend Elimination

On February 9, 2016, the Board of Directors, consistent with management’s recommendation, eliminated the Company’s common share dividend, effective immediately. Previously, we paid a dividend of Cdn$0.03 per share quarterly, with the final payment on December 31, 2015. In conjunction with the elimination of the common share dividend, our dividend reinvestment plan was terminated.

With the additional liquidity provided by this action, we prioritized allocation of our discretionary capital (after mandatory debt repayment) to equity and debt repurchases, each under the NCIBs implemented in December 2016 and 2015, with a goal of capturing price-to-value opportunities in our publicly traded securities. In addition, we will continue to pursue external growth opportunities and make high-return investments in our existing projects, as well as potential repowering projects linked to extensions of PPAs.

NCIB

On November 2, 2016, our Board of Directors approved a new NCIB for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd (“APPEL”), our wholly-owned subsidiary. Under the NCIB, our broker may purchase up to 10% of the public float of our convertible debentures and common shares and up to 5% of the amount issued and outstanding of APPEL’s preferred shares, determined as of December 15, 2016, up to the following limits:

			Limit on Purchase
	Maturity	Interest	(Principal Amount)
	Date	Rates	Total Limit
Convertible Debenture	June 2019	5.75%		$4,258,700
Convertible Debenture	December 2019	6.00%	Cdn$	8,100,500

Limit on Purchase
(Number of Shares)
Total Limit (1)
Common Shares	11,303,772
Series 1 Preferred Shares	250,000
Series 2 Preferred Shares	116,904
Series 3 Preferred Shares	83,095

(1)	Represented 10% of the public float for the Common Shares and 5% of the amount issued and outstanding for the Preferred Shares.

The Board authorization permits the Company to repurchase common and preferred shares and convertible debentures through open market repurchases. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The NCIB commenced on December 29, 2016 and will expire on December 28, 2017 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIB.

Corporate Debt Service Obligations

The following table summarizes the maturities of our corporate debt at December 31, 2016:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2017	2018	2019	2020	2021	Thereafter
New Term Loan Facility(1)	April 2023	6.00%	-	6.20%	$639.9	$100.0	$90.0	$65.0	$105.0	$80.0	$199.9
Atlantic Power Income LP Note	June 2036	5.95%			156.4	—	—	—	—	—	156.4
Convertible Debenture	June 2019	5.75%			42.6	—	—	42.6	—	—	—
Convertible Debenture	December 2019	6.00%			60.3	—	—	60.3	—	—	—
Total Corporate Debt					$899.2	$100.0	$90.0	$167.9	$105.0	$80.0	$356.3

(1)

The New Credit Facility contains a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings Limited Partnership (“APLP Holdings”) and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the New Credit Facilities and the MTNs, letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of New Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and Atlantic Power Preferred Equity Limited being unable to pay dividends to its shareholders. The amortization profile in the table above is based on principal payments according to the targeted principal amount described in (ii) above.

New Credit Facilities

On April 13, 2016, APLP Holdings, our wholly-owned subsidiary, entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of New Term Loan facilities (the “New Term Loans”) and $200 million in aggregate principal amount of senior secured revolving credit facilities (the “New Revolver” and together with the New Term Loans, the “New Credit Facilities”). On the same date, $700 million was drawn under the New Term Loan, bearing interest at the Adjusted Eurodollar Rate plus the applicable margin of 5.00%, and letters of credit in an aggregate face amount of $81.5 million were issued (but not drawn) pursuant to the revolving commitments under the New Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service (approximately $25.3 million), and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company. The New Revolver matures in April 2021 and the New Term Loans mature in April 2023. We received $679.0 million in proceeds after an original issue discount of 3% ($21.0 million).

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

•         redeem, at a price equal to $965 per $1,000 principal amount plus accrued interest, $62.7 million of our 5.75% Convertible Unsecured Subordinated Debentures, Series C, maturing on June 30, 2019; and

•           pay transaction costs and expenses of approximately $14.6 million.

We may use the remaining proceeds for any corporate purpose including common share repurchases, or repurchases under the new NCIB.

We accounted for the redemption of the Senior Secured Credit Facilities as an extinguishment of debt and wrote off $30.2 million of deferred financing costs to interest expense in the year ended December 31, 2016.

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

The New Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The New Credit Facilities also have the benefit of a debt service reserve account, which is required to be maintained at the debt service reserve requirement, equal to six months of debt service. The reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount of 5.95% Medium Term Notes due June 23, 2036 (the “MTNs”) that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the New Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

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

Project‑Level Debt Service Obligations

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at December 31, 2016. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. All project‑level debt is non‑recourse to us and substantially the entire principal is amortized over the life of the projects’ PPAs. See Note 11, Long‑term debt. Although all of our projects with non‑recourse loans, with the exception of Piedmont, are currently meeting their debt service requirements, we cannot provide any assurances that our projects will generate enough future cash flow to meet any applicable ratio tests in order to be able to make distributions to us. Currently we do not expect our Piedmont project to meet its debt service coverage ratio covenants or to make distributions before 2018 at the earliest, due to higher forecasted maintenance and fuel expenses than initially expected.

Non‑Recourse Debt

The range of interest rates presented represents the rates in effect at December 31, 2016. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2017	2018	2019	2020	2021	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	4.00%			$13.5	$6.3	$6.4	$0.8	$—	$—	$—
Piedmont	August 2018	8.22%			56.6	2.5	54.1	—	—	—	—
Cadillac	August 2025	6.19%			27.0	3.0	3.0	3.1	3.1	2.7	12.1
Total Consolidated Projects					97.1	11.8	63.5	3.9	3.1	2.7	12.1
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	—	—	5.2	7.8	8.8	21.1
Total Equity Method Projects					42.9	—	—	5.2	7.8	8.8	21.1
Total Project-Level Debt					$140.0	$11.8	$63.5	$9.1	$10.9	$11.5	$33.2

(1)

In June 2014, Chambers refinanced its project debt and issued (i) Series A (tax exempt) Bonds due December 2023, of which our proportionate share is $41.3 million, and (ii) Series B (taxable) Bonds due December 2019, of which our proportionate share is $1.6 million. The above table does not include our $4.2 million proportionate share of issuance premiums.

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

The subsidiary company paid aggregate dividends of $8.5 million and $8.8 million on Series 1 Shares, Series 2 Shares and Series 3 Shares for the years ended December 31, 2016 and 2015, respectively.

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

We expect to reinvest approximately $50.6 million in 2017 in our portfolio in the form of project capital expenditures and maintenance expenses. As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other major expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk‑based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected 2017 level as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

We invested approximately $53.7 million of project capital expenditures and maintenance expenses for the year ended December 31, 2016. In all cases, scheduled maintenance outages during the year ended December 31, 2016 occurred at such times that did not adversely impact the facilities’ availability requirements under their respective PPAs.

Restricted Cash

At December 31, 2016, restricted cash totaled $13.3 million as compared to $15.2 million as of December 31, 2015.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payment Due by Period
	Less than
	1 year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt including estimated interest(1)	$174.9	$426.7	$257.1	$523.7	$1,382.4
Operating leases	0.7	0.9	0.1	—	1.7
Operations and maintenance commitments	0.4	0.8	0.8	0.2	2.2
Fuel purchase and transportation obligations	2.2	16.5	21.5	21.5	61.7
Other liabilities	0.4	0.8	—	2.5	3.7
Total contractual obligations	$178.6	$445.7	$279.5	$547.9	$1,451.7

(1)

Debt represents our proportionate share of project long‑term debt and corporate‑level debt. Project debt is non‑recourse to us and is generally amortized during the term of the respective revenue generating contracts of the projects. The range of interest rates on long‑term consolidated project debt at December 31, 2016 was 4.0% to 8.22%.

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

Off‑Balance Sheet Arrangements

As of December 31, 2016, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

We apply a standard that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. These factors include an assessment of macroeconomic and industry conditions, market events and circumstances as well as the overall financial performance of our reporting units. Because we have not been able to make a more likely than not determination of whether the fair value of a reporting unit is less than the carrying value for our reporting units, we have performed the two‑step quantitative test for the years ended December 31, 2016 and 2015.

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

Our goodwill balance was $36.0 million and $134.5 million as of December 31, 2016 and December 31, 2015, respectively. We apply an accounting standard under which goodwill has an indefinite life and is not amortized. Goodwill is tested for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is at the project level and, the lowest level below the operating segments for which discrete financial information is available.

In the third quarter of 2016 (as of July 31, 2016), we performed an event-driven goodwill impairment test. While declining power prices have been observed over the past two years, we identified a significant decrease in the long-term outlook for power prices in the regions where our reporting units operate in the third quarter of 2016. Because the estimated future cash flows of our reporting units are sensitive to fluctuations in forward power prices and these prices are the most impactful input in calculating a reporting unit’s fair value, we determined that it was appropriate to perform an event-driven impairment test. For two of our reporting units (Morris and Nipigon) we performed a qualitative assessment and concluded that it was likely that the fair values significantly exceed the carrying values. These reporting units have aggregate goodwill of $6.9 million and have PPAs with significant remaining time before their expiration and are not significantly impacted by the decrease in the long-term outlook for power prices.

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

Subsequent to recording long-lived asset impairments, we performed the step 2 goodwill impairment test and recorded a $50.2 million full impairment of goodwill at the Mamquam reporting unit, a $15.4 million partial impairment of goodwill at the Curtis Palmer reporting unit, a $6.5 million full impairment of goodwill at the North Bay reporting unit, a $6.7 million full impairment of goodwill at the Kapuskasing reporting unit and no impairment at the Moresby Lake reporting unit for a total goodwill impairment charge of $78.8 million for the period ended September 30, 2016. At the time of their acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Mamquam and Curtis Palmer reporting units were valued assuming a merchant basis for the period subsequent to the expiration of the projects’ original PPAs. The forecasted energy revenue on a merchant basis, in the respective markets in which those plants operate, was higher than the energy prices currently forecasted to be in effect subsequent to the expiration of the reporting unit’s PPA. Power prices, in the respective markets in which those plants operate, have declined from 2011 and from the dates of our previous impairment assessments due to several factors including decreased demand, lower oil prices and lower natural gas prices resulting from an abundance of shale gas. Our forecasts for discounted cash flows also reflect a higher level of uncertainty for re‑contracting at prices than were previously forecasted in 2011. The decline in forward power prices for British Columbia since our last goodwill impairment performed as of November 30, 2015, in particular, had a significant impact on the estimated discounted cash flows of our Mamquam reporting unit and was the primary driver for its recorded goodwill impairment. British Columbia’s peak demand outlook has declined primarily attributable to a reduction in forecasted liquefaction build and need in the region and the associated loss of power demand. The resulting drop in the peak demand reduces the amount of needed capacity and therefore the capacity prices also were reduced. Furthermore, the PPA at the Curtis Palmer reporting unit expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. Based on Curtis Palmer’s cumulative generation through the date of the goodwill impairment test, we anticipate the PPA expiring two years before December 2027. As a result, the discounted cash flow model for Curtis Palmer utilizes forward power prices for that two-year period that are substantially lower than the prices under the current PPA.

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

In the fourth quarter of 2016, we performed our annual goodwill impairment test as of November 30, 2016. Of the total remaining reporting units with goodwill recorded, Curtis Palmer ($29.1 million of goodwill at December 31, 2016) and Nipigon ($3.6 million of goodwill at December 31, 2016) passed step 1 of the two‑step test. The total fair value of these reporting units exceeded their carrying value by approximately $62.7 million or 45%. For our Morris reporting unit, we performed a qualitative assessment and concluded that it was likely that the fair value significantly exceeded the reporting unit’s carrying value. The Morris reporting unit has goodwill of $3.3 million and has a PPA with significant remaining time before its expiration and is not significantly impacted by the decrease in the long-term outlook for power prices.

The Moresby Lake reporting unit failed step 1 of the two-step test. Accordingly, we performed a step 2 analysis for Moresby Lake and, as a result, recorded a $1.2 million full impairment in the year ended December 31, 2016. Moresby Lake has substantial useful life beyond the expiration of its PPA in 2022. However, Moresby Lake’s fair value is estimated using a discounted cash flow approach and is sensitive to changes in forward power prices. These forward prices have declined significantly over the past several years. Moresby Lake failed step 2 in our event-driven impairment test at July 31, 2016, but recorded no impairment as its implied goodwill exceeded its recorded goodwill. The further decline in forward power prices since our event-driven test resulted in the full impairment recorded at November 30, 2016.

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

Income taxes and valuation allowance for deferred tax assets

In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada at each of our legal tax-paying entities and available tax planning strategies. The valuation allowance is comprised primarily of provisions against available Canadian and U.S. net operating loss carryforwards at specific legal tax-paying entities without sufficient projected future taxable income to utilize the net operating losses. As of December 31, 2016, we have recorded a valuation allowance of $186.0 million.

Acquired assets

When we acquire a business, a portion of the purchase price is typically allocated to identifiable assets, such as property, plant and equipment, PPAs or fuel supply agreements. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize tangible and intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates and assumptions could result in future impairment charges, and those charges could be material to our results of operations. We had no asset acquisitions in the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Developments

Accounting Standards Adopted in 2016

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for us for financial statements issued after December 15, 2016, and had no impact on the consolidated financial statements.

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

In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a‑7 of the Investment Company Act of 1940 for registered money market funds. These changes became effective for us on January 1, 2016, and had no impact on the consolidated financial statements.

In April 2015, the FASB issued changes to the presentation of debt issuance costs. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability as opposed to a non-current asset on the consolidated balance sheet. The amortization of debt issuance costs remains unchanged. These changes became effective for us on January 1, 2016, and the adoption of these changes resulted in a decrease of approximately $17.8 million and $42.5 million at December 31, 2016 and 2015, respectively, to both deferred financing costs located in noncurrent assets, convertible debentures, and long‑term debt on the accompanying consolidated balance sheets.

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

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued authoritative guidance, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We plan to adopt this guidance at the earlier of an event-driven impairment test in 2017 or when we perform our annual goodwill impairment test in the fourth quarter of 2017. We cannot assess the impact on our financial statements because the determination will be made based on a fair value measurement at the time the test is conducted.

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The guidance will not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued authoritative guidance, which amends existing guidance related to the recognition of current and deferred incomes taxes for intra-entity asset transfers. Under the new guidance, current and deferred income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, are now recognized when the transfer occurs. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the potential impact of the adoption on the consolidated financial statements.

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

In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be required to make more estimates and use more judgment under the new standard. The new requirements will be effective for us beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. Management is currently evaluating the potential impact of this new guidance on our consolidated financial statements. We have developed a project plan to assess the potential impact of the standard and have evaluated a sampling of our most significant contracts (PPAs). We have approximately 20 PPAs at our consolidated projects that require further analysis under this standard. Currently we recognize energy revenue upon transmission to the customer. Capacity revenue is recognized when billed as hours are made available under the terms of the relevant PPA. Our current policy appears to be in compliance with the new standard’s focus on when the customer obtains control of the goods or services. However, these agreements are complex and still require significant analysis prior to reaching a conclusion as to how the adoption of the standard will impact our financial position, results of operations and cash flows. Upon adoption, we expect utilize the cumulative-effect adjustment method upon adoption as of January 1, 2018.

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

Natural Gas

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

Our 50%-owned Orlando project is exposed to changes in natural gas prices. We have entered into various natural gas swaps to effectively fix the price of 4.9 million MMBtu of future natural gas purchases at Orlando, which includes approximately 95% of our 2017 gas consumption and 12% of our 2018 gas consumption. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations. Based on our forecasted operations, a $1.00 MMBtu change in the price of natural gas would have a $0.2 million impact on estimated cash distributions for 2017.

Our 17.7%-owned Selkirk project is exposed to changes in natural gas prices. Selkirk does not have a PPA and operates as a merchant facility. Based on our forecasted operations, a $1.00 MMBtu change in the price of natural gas would have a $1.3 million impact on the ability to make cash distributions for 2017. We do not forecast Selkirk making distributions in 2017.

Biomass

Biomass suppliers are generally small companies and unwilling or unable to enter into long-term contracts at a fixed price, volume or term. At some plants, a significant portion of the cost of biomass fuel consists of the price of diesel fuel used in forestry operations and over the road transportation of the fuel to the projects. A decline in major industries such as pulp, paper and lumber can have a negative effect on the available biomass supply. Reduction in volumes from the forestry sector can also impact availability and price.

Our Piedmont and Cadillac projects do not have long-term biomass fuel contracts. A $2 per Ton change from our budgeted wood waste costs at these facilities would have an estimated $1.0 million total impact on forecasted cash distributions in 2017 based on planned operations.

Our Calstock project has six fuel suppliers, three of which provide up to 65% of its fuel requirements and are under contract to provide fuel, with a tipping fee until 2019. We are exposed to the remaining 35% of the project’s estimate fuel requirements. A $2 per Ton change from our budgeted wood waste costs at Calstock would have an estimated $1.2 million impact on forecasted cash distributions in 2017 based on planned operations.

Coal

Our 40%-owned Chambers project is exposed to changes in coal prices. For 2017, we forecasted an average coal price of $97.85 per Ton. A 10% change from our forecasted price would impact cash distributions from Chambers by an estimated $1.8 million for 2017 based on planned operations.

A significant portion of energy revenue at Orlando is indexed to the price of coal burned at Duke Energy’s Crystal River I and II steam plants in Crystal River, Florida. We estimate that a $0.25 per MMBtu price change in Crystal River coal would have a $1.1 million impact on cash distributions from Orlando for 2017.

Electricity Commodity Market Risk

Our current and future cash flows are impacted by changes in electricity prices when our projects operate with no PPA or at projects that operate with PPAs that are based on spot market pricing. Our most significant exposure to market power prices is at the Chambers, Morris, and Selkirk projects.

At our 40%-owned Chambers project, our utility customer has the right to sell a portion of the plant’s output into the spot power market if it is profitable to do so, and the Chambers project shares in the profits from these sales. In addition, during periods of low spot electricity prices the utility takes less generation, which negatively affects the project’s operating margin. In 2017, projected cash distributions from Chambers would change by approximately $1.2 million per 10% change in the PJM‑East spot price of electricity.

At Morris, where we own 100% of the project, the facility can sell approximately 120 MW above the offtaker’s demand into the grid at market prices. If market prices do not justify the increased generation the project has no requirement to sell power in excess of the offtaker’s demand which can negatively impact operating margins. In 2017, projected cash distributions from Morris would change by approximately $1.0 million per 10% change in the spot price of electricity based on the forecasted level of approximately 200,000 MWh of grid sales and all other variables being held constant.

At Selkirk, where we own 17.7% of the project, 100% of the project’s capacity is currently not contracted and is sold into the spot power market or not sold at all if market prices do not support profitable operation. We do not expect Selkirk to make distributions in 2017.

When a PPA expires or is terminated, it is possible that the price received by the project for power under subsequent arrangements may be reduced and in some cases, significantly. Our project may not be able to secure a new agreement and could be exposed to sell power at spot market price. See Item 1A. “Risk Factors—Risk Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.” It is possible that subsequent PPAs or the spot market may not be available at prices that permit the operation of the project on a profitable basis. If this occurs, the affected project may temporarily or permanently cease operations.

Foreign Currency Exchange Risk

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates, as many of our projects generate cash flow in U.S. dollars and Canadian dollars but we pay dividends on our preferred shares and interest on some of our corporate level long‑term debt and one of our convertible debentures, predominantly in Canadian dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on any Canadian dollar obligation. From time to time, we execute this strategy utilizing cash flows from our projects that generate Canadian dollars and by entering into forward contracts to purchase Canadian dollars. These foreign exchange forward contracts are recorded at estimated fair value based on quoted market prices and the estimation of the counterparty’s credit risk. Changes in the fair value of the foreign currency forward contracts are recorded in foreign exchange (gain) loss in the consolidated statements of operations. As of December 31, 2016, we have no foreign currency forward contracts as there are sufficient Canadian dollars generated from the business to cover Canadian dollar obligations.

The following table contains the components of recorded foreign exchange (gain) loss for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Unrealized foreign exchange (gain) loss:
Convertible debentures, corporate debt, and other	$13.8	$(60.5)	$(39.9)
Foreign currency forwards	—	—	1.1
	13.8	(60.5)	(38.8)
Realized foreign exchange loss	0.1	0.2	0.5
	$13.9	$(60.3)	$(38.3)

A 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar would have a $19.7 million impact on the carrying value of our corporate debt and convertible debentures denominated in Canadian dollars at December 31, 2016.

Interest Rate Risk

Changes in interest rates impact cash payments that are required on our debt instruments as approximately 22.2% of our debt, including our share of the project‑level debt associated with equity investments in affiliates, either bears interest at variable rates or is not financially hedged through the use of interest rate swaps. After considering the impact of interest rate swaps described below, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest expense at equity investments, by approximately $2.3 million at December 31, 2016.

The Partnership

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate for $422.7 million notional amount of the remaining $639.9 million aggregate principal amount of borrowings under the New Term Loans. These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the $700.0 million New Term Loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 5.00%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 6.00% all-in rate on the Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $422.7 million of the New Term Loans cannot be less than 6.00%, if the Adjusted Eurodollar Rate is equal to or greater than 1.00%.

Cadillac

We have an interest rate swap at our consolidated Cadillac project to economically fix its exposure to changes in interest rates related to the variable‑rate debt. The interest rate swap agreement was designated as a cash flow hedge of the forecasted interest payments under the project‑level Cadillac debt and changes in its fair market value are recorded in other comprehensive loss (“OCL”). The interest rate swap expires on September 30, 2025.

In accounting for the cash flow hedge, gains and losses on the derivative contract are reported in OCL, but only to the extent that the gains and losses from the change in value of the derivative contracts can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net loss. That is, for a cash flow hedge, all effective components of the derivative contract’s gains and losses are recorded in OCL, pending occurrence of the expected transaction. OCL consists of those financial items that are included in “Accumulated other comprehensive loss” in our accompanying consolidated balance sheets but not included in our net loss. Thus, in highly effective cash flow hedges, where there is no ineffectiveness, OCL changes by exactly as much as the derivative contracts and there is no impact on net loss until the expected transaction occurs.

Piedmont

The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable‑rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate of 4.5% with an applicable margin of 3.75%, resulting in an all‑in rate of 8.22%. The swap continues at the fixed rate of 4.5% until November 2030. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are appended to the end of this Annual Report on Form 10‑K, beginning on page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures, as defined in Rules 13a‑ 15(e) and 15d‑15(e) of the Exchange Act, as of the end of the period covered by this report, and have concluded that these controls and procedures were effective.

Our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

(b)Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Atlantic Power Corporation were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with GAAP and include amounts that are based on management’s best judgments and estimates. The other financial information included in this annual report is consistent with that in the financial statements.

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

(c)Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑14(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

(d)Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this annual report Form 10‑K on page F-2.

(e)Changes in Internal Control over Financial Reporting

As previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015,

management concluded that a material weakness existed in the Company's internal control over financial reporting because the Company’s internal controls over its long-lived asset and goodwill impairment tests were not designed effectively to ensure the proper application of U.S. GAAP over (i) the determination of the carrying value of our asset groups and reporting units used in the accounting for long-lived asset recoverability and goodwill impairment test, and (ii) the determination of the long-lived asset and goodwill impairment charges. Specifically, with respect to (i) and (ii), we did not design and maintain effective controls related to determining the carrying value of the asset groups for the purpose of performing the long-lived asset impairment testing as we did not appropriately include the carrying value of goodwill in certain long-lived asset groups in which the asset group is at the same level as the reporting unit. This resulted in an initial conclusion that no long-lived asset impairment should be recorded and also impacted the carrying value of our reporting units for step 1 and step 2 of our goodwill impairment tests.

During the fiscal year ended December 31, 2016, management developed and implemented new control procedures in an effort to remediate the previously identified material weakness. Management took the following actions to address the material weakness:

Implementation of new controls, relating to the long-lived asset and goodwill impairment analysis, including (i) improved design and operation of management review controls in order to enhance the precision at which management review controls operate, (ii) improved the documentation of internal control procedures, and (iii) enhanced controls over the evaluation of the components of carrying value and comparison to the requirements of GAAP.

Upon completion of our testing of the design and operating effectiveness of these new control procedures in our annual goodwill  impairment analysis performed in the fourth quarter of 2016, management concluded that it has remediated the previously identified material weakness as of December 31, 2016. Management remains committed to the rigorous enforcement of an effective control environment.

Except as described above, there has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

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
10.1

Credit and Guaranty Agreement, dated as of February 24, 2014, among Atlantic Power Limited Partnership, as Borrower, Certain Subsidiaries of Atlantic Power Limited Partnership, as Guarantors, Various Lenders, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers, Goldman Sachs Lending Partners LLC and Bank of American, N.A., as Joint Syndication Agents, Goldman Sachs Lending Partners LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A. and RBC Capital Markets, as Revolver Joint Lead Arrangers and Revolver Joint Bookrunners, Union Bank, N.A. and Royal Bank of Canada, as Revolver Co‑ Documentation Agents, and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent (incorporated by reference to our Annual Report on Form 10‑K filed on February 28, 2014).

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

Exhibit No.	Description
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
10.36+

Employment Agreement among the Company, Atlantic Power Services, LLC and Joseph E. Cofelice, dated September 15, 2015 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2015)

10.37

Credit and Guaranty Agreement, dated as of April 13, 2016, among APLP Holdings Limited Partnership, as Borrower, Atlantic Power Corporation, as guarantor, Certain Subsidiaries of APLP Holdings Limited Partnership, as Guarantors, Various Lenders, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers, Goldman Sachs Lending Partners LLC and Bank of America, N.A., as Joint Syndication Agents, Goldman Sachs Lending Partners LLC as Administrative Agent and Collateral Agent, and Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China, in their respective capacities as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2016)

10.38

Securities Pledge Agreement, dated as of April 13, 2016, among Atlantic Power Corporation, Atlantic Power GP II, Inc. and Goldman Sachs Lending Partners LLC as Collateral Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 13, 2016)

16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010 (incorporated by reference to our Current Report on Form 8‑K filed on August 10, 2010)
21.1*	Subsidiaries of Atlantic Power Corporation
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) under the Exchange Act

Exhibit No.	Description
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*

The following materials from our Annual Report on Form 10‑K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

+      Indicates management contract or compensatory plan or arrangement.

*      Filed herewith.

**    Furnished herewith.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2017	Atlantic Power Corporation
	By:	/s/ Terrence Ronan

		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized
Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Moore, JR.	President, Chief Executive Officer and Director	March 2, 2017
James J. Moore, Jr.	(principal executive officer)

/s/ Terrence Ronan	Chief Financial Officer (Duly Authorized	March 2, 2017
Terrence Ronan	Officer and Principal Financial and Accounting Officer)

/s/ Irving R. Gerstein	Chairman of the Board	March 2, 2017
Irving R. Gerstein

/s/ R. Foster Duncan	Director	March 2, 2017
R. Foster Duncan

/s/ Kevin T. Howell	Director	March 2, 2017
Kevin T. Howell

/s/ Holli Ladhani	Director	March 2, 2017
Holli Ladhani

/s/ Gilbert S. Palter	Director	March 2, 2017
Gilbert S. Palter

/s/ Teresa M. Ressel	Director	March 2, 2017
Teresa M. Ressel

Atlantic Power Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Atlantic Power Corporation:

We have audited Atlantic Power Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Atlantic Power Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Atlantic Power Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atlantic Power Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 2, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Atlantic Power Corporation:

We have audited the accompanying consolidated balance sheets of Atlantic Power Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to II in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Power Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlantic Power Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 2, 2017

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$85.6	$72.4
Restricted cash	13.3	15.2
Accounts receivable	37.3	39.6
Current portion of derivative instruments asset (Notes 13 and 14)	4.0	—
Inventory (Note 6)	16.0	16.9
Prepayments	5.9	8.3
Other current assets	2.8	4.5
Total current assets	164.9	156.9
Property, plant, and equipment, net (Note 7)	733.2	777.7
Equity investments in unconsolidated affiliates (Note 5)	266.8	286.2
Power purchase agreements and intangible assets, net (Note 9)	246.2	308.9
Goodwill (Note 8)	36.0	134.5
Derivative instruments asset (Notes 13 and 14)	4.6	0.3
Other assets	5.1	6.7
Total assets	$1,456.8	$1,671.2
Liabilities
Current liabilities:
Accounts payable	$4.5	$6.9
Accrued interest	0.7	1.6
Other accrued liabilities	24.4	25.4
Current portion of long-term debt (Note 11)	111.9	15.8
Current portion of derivative instruments liability (Notes 13 and 14)	7.6	36.7
Other current liabilities	1.8	2.5
Total current liabilities	150.9	88.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 11)	749.2	682.7
Convertible debentures, net of unamortized deferred financing costs (Note 12)	100.4	277.7
Derivative instruments liability (Notes 13 and 14)	21.3	20.8
Deferred income taxes (Note 15)	68.3	85.7
Power purchase and fuel supply agreement liabilities, net (Note 9)	25.3	27.0
Other long-term liabilities (Note 10)	55.5	53.2
Total liabilities	1,170.9	1,236.0
Equity
Common shares, no par value, unlimited authorized shares; 114,649,888 and 122,153,082 issued and outstanding at December 31, 2016 and December 31, 2015	1,272.9	1,290.6
Accumulated other comprehensive loss (Note 4)	(148.5)	(139.3)
Retained deficit	(1,059.8)	(937.4)
Total Atlantic Power Corporation shareholders’ equity	64.6	213.9
Preferred shares issued by a subsidiary company (Note 19)	221.3	221.3
Total equity	285.9	435.2
Total liabilities and equity	$1,456.8	$1,671.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Project revenue:
Energy sales	$184.2	$191.5	$236.9
Energy capacity revenue	141.9	149.3	161.3
Other	73.1	79.4	91.7
	399.2	420.2	489.9
Project expenses:
Fuel	149.5	165.1	210.4
Operations and maintenance	105.2	103.5	109.0
Development	—	1.1	3.7
Depreciation and amortization	113.5	110.0	122.3
	368.2	379.7	445.4
Project other expenses:
Change in fair value of derivative instruments (Notes 13 and 14)	37.9	15.4	6.8
Equity in earnings of unconsolidated affiliates (Note 5)	35.9	36.7	25.5
Gain on sale of equity investments (Note 3)	—	—	8.6
Interest, net	(9.2)	(8.2)	(17.7)
Impairment (Notes 8 and 9)	(85.9)	(127.8)	(106.6)
Other income, net (Note 3)	0.4	2.0	—
	(20.9)	(81.9)	(83.4)
Project income (loss)	10.1	(41.4)	(38.9)
Administrative and other expenses:
Administration	22.6	29.4	37.9
Interest, net	106.0	107.1	146.7
Foreign exchange loss (gain) (Note 14)	13.9	(60.3)	(38.3)
Other income, net (Note 12)	(3.9)	(3.1)	(0.6)
	138.6	73.1	145.7
Loss from continuing operations before income taxes	(128.5)	(114.5)	(184.6)
Income tax benefit (Note 15)	(14.6)	(30.4)	(31.4)
Loss from continuing operations	(113.9)	(84.1)	(153.2)
Net income (loss) from discontinued operations, net of tax (Note 21)	—	19.5	(29.0)
Net loss	(113.9)	(64.6)	(182.2)
Net loss attributable to noncontrolling interests	—	(11.0)	(16.4)
Net income attributable to preferred shares dividends of a subsidiary company	8.5	8.8	11.6
Net loss attributable to Atlantic Power Corporation	$(122.4)	$(62.4)	$(177.4)
Basic and diluted (loss) income per share: (Note 20)
Loss from continuing operations attributable to Atlantic Power Corporation	$(1.02)	$(0.76)	$(1.37)
Income (loss) from discontinued operations, net of tax	—	0.25	(0.10)
Net loss attributable to Atlantic Power Corporation	$(1.02)	$(0.51)	$(1.47)
Weighted average number of common shares outstanding: (Note 20)
Basic	119.5	121.9	120.7
Diluted	119.5	121.9	120.7

Dividends per common share:	$—	$0.09	$0.29

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(113.9)	$(64.6)	$(182.2)
Other comprehensive loss, net of tax:
Unrealized loss on hedging activities	$(0.2)	$(0.6)	$(1.0)
Net amount reclassified to earnings	0.7	0.7	0.9
Net unrealized gain (loss) on derivatives	0.5	0.1	(0.1)
Defined benefit plan, net of tax	(0.5)	1.6	(1.7)
Foreign currency translation adjustments	(9.2)	(72.8)	(44.1)
Other comprehensive loss, net of tax	(9.2)	(71.1)	(45.9)
Comprehensive loss	(123.1)	(135.7)	(228.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	8.5	(2.2)	(4.8)
Comprehensive loss attributable to Atlantic Power Corporation	$(131.6)	$(133.5)	$(223.3)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions of U.S. dollars)

				Accumulated		Preferred
	Common	Common		Other		Shares of a	Total
	Shares	Shares	Retained	Comprehensive	Noncontrolling	Subsidiary	Shareholders’
	(Shares)	(Amount)	Deficit	Income (loss)	Interests	Company	Equity
December 31, 2013	120.2	$1,286.1	$(655.4)	$(22.4)	$266.4	$221.3	$1,096.0
Net (loss) income	—	—	(177.4)	—	(16.4)	11.6	(182.2)
Common shares issued for LTIP	0.6	2.3	—	—	—	—	2.3
Common shares issued for DRIP	0.5	—	—	—	—	—	—
Dividends declared on common shares	—	—	(31.1)	—	—	—	(31.1)
Dividends paid to noncontrolling interests	—	—	—	—	(11.0)	—	(11.0)
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	—	(11.6)	(11.6)
Unrealized loss on hedging activities, net of tax of $0.3 million	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	(44.1)	—	—	(44.1)
Defined benefit plan, net of tax of $0.6 million	—	—	—	(1.7)	—	—	(1.7)
December 31, 2014	121.3	$1,288.4	$(863.9)	$(68.3)	$239.0	$221.3	$816.5
Net (loss) income	—	—	(62.4)	—	(11.0)	8.8	(64.6)
Common shares issued for LTIP	0.7	2.3	—	—	—	—	2.3
Common shares issued for DRIP	0.2	—	—	—	—	—	—
Common share repurchases	(0.1)	(0.1)	—	—	—	—	(0.1)
Dividends declared on common shares	—	—	(11.1)	—	—	—	(11.1)
Dividends paid to noncontrolling interests	—	—	—	—	(3.7)	—	(3.7)
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	—	(8.8)	(8.8)
Derecognition of noncontrolling interests upon sale of subsidiaries	—	—	—	—	(224.3)	—	(224.3)
Unrealized gain on hedging activities, net of tax of $0.1 million	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	(72.8)	—	—	(72.8)
Defined benefit plan, net of tax of $0.6 million	—	—	—	1.6	—	—	1.6
December 31, 2015	122.1	$1,290.6	$(937.4)	$(139.3)	$—	$221.3	$435.2
Net loss	—	—	(122.4)	—	—	8.5	(113.9)
Common shares issued for LTIP	0.5	1.8	—	—	—	—	1.8
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	—	(8.5)	(8.5)
Common share repurchases	(8.0)	(19.5)	—	—	—	—	(19.5)
Unrealized gain on hedging activities, net of tax of $0.2 million	—	—	—	0.5	—	—	0.5
Foreign currency translation adjustments	—	—	—	(9.2)	—	—	(9.2)
Defined benefit plan, net of tax of $0.2 million	—	—	—	(0.5)	—	—	(0.5)
December 31, 2016	114.6	$1,272.9	$(1,059.8)	$(148.5)	$—	$221.3	$285.9

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Years Ended December 31,

	2016	2015	2014
Cash provided by operating activities:
Net loss	$(113.9)	$(64.6)	$(182.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113.5	120.3	162.6
Gain on sale of assets	0.2	(48.7)	(2.9)
Gain on sale of equity investments	—	—	(8.6)
Gain on purchase and cancellation of convertible debentures	(3.7)	(3.1)	—
Write off of deferred financing costs	32.8	9.0	—
Stock-based compensation expense	1.8	2.3	3.5
Long-lived asset and goodwill impairment charges	85.9	127.8	106.6
Equity in earnings from unconsolidated affiliates	(35.9)	(36.2)	(25.8)
Distributions from unconsolidated affiliates	55.3	58.5	76.2
Unrealized foreign exchange loss (gain)	13.8	(60.5)	(38.8)
Change in fair value of derivative instruments	(37.9)	(14.7)	8.7
Change in deferred income taxes	(17.5)	(3.5)	(15.7)
Change in other operating balances
Accounts receivable	2.3	5.7	6.9
Inventory	0.9	2.4	(3.3)
Prepayments and other assets	17.0	11.9	21.1
Accounts payable	(0.2)	(8.9)	(4.1)
Accruals and other liabilities	(2.6)	(10.3)	(39.2)
Cash provided by operating activities	111.8	87.4	65.0
Cash (used in) provided by investing activities:
Change in restricted cash	1.9	7.3	72.6
Proceeds from sale of assets and equity investments, net	—	326.3	9.5
Contribution to unconsolidated affiliate	—	(0.6)	—
Capitalized development costs	—	(0.8)	—
Reimbursement of costs for third-party construction project	4.8	—	—
Purchase of property, plant and equipment	(7.2)	(11.3)	(13.4)
Cash (used in) provided by investing activities	(0.5)	320.9	68.7
Cash used in financing activities:
Proceeds from New Term Loan facility, net of discount	679.0	—	600.0
Common share repurchases	(19.5)	—	—
Repayment of corporate and project-level debt	(544.4)	(403.3)	(639.8)
Repayment of convertible debentures	(188.5)	(18.9)	(43.0)
Deferred financing costs	(16.2)	—	(39.0)
Dividends paid to common shareholders	—	(11.1)	(34.9)
Dividends paid to noncontrolling interests	—	(3.7)	(11.1)
Dividends paid to preferred shareholders	(8.5)	(8.8)	(14.6)
Cash used in financing activities	(98.1)	(445.8)	(182.4)
Net increase (decrease) in cash and cash equivalents	13.2	(37.5)	(48.7)
Cash and cash equivalents at beginning of period at discontinued operations	—	3.9	(3.9)
Cash and cash equivalents at beginning of period	72.4	106.0	158.6
Cash and cash equivalents at end of period	$85.6	$72.4	$106.0
Supplemental cash flow information
Interest paid	$70.7	$100.0	$168.8
Income taxes paid, net	$3.5	$10.2	$3.8
Accruals for construction in progress	$1.2	$0.6	$—

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

1. Nature of business

General

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of December 31, 2016, our power generation projects had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three power generation projects across nine states in the United States and two provinces in Canada. Nineteen of the projects are currently operational, totaling 1,975 MW on a gross capacity basis and 1,337 MW on a net ownership basis. The remaining four projects, all in Ontario, are not operational, three due to revised contractual arrangements with the offtaker and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence between November 2017 and June 2019. Eighteen of our projects are majority‑owned.

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated accounts and operations of our subsidiaries in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of the majority of the voting interest of an entity. However, a controlling financial interest may also exist in entities, such as a variable interest entity (“VIE”), through arrangements that do not involve controlling voting interests.

We apply the standard that requires consolidation of VIEs, for which we are the primary beneficiary. The guidance requires a variable interest holder to consolidate a VIE if that party has both the power to direct the activities that most significantly impact the entities’ economic performance, as well as either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have determined that our equity investments are not VIEs by evaluating their design and capital structure. Accordingly, we use the equity method of accounting for all of our investments in which we do not have an economic controlling interest. We eliminate all intercompany accounts and transactions in consolidation.

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

(e)Deferred financing costs:

Deferred financing costs represent costs to obtain long‑term financing and are amortized using the effective interest method over the term of the related debt, which ranges from 1 to 6 years. The carrying amount of deferred financing costs were recorded on the consolidated balance sheets as net of long-term debt and convertible debentures and was $17.8 million and $42.5 million at December 31, 2016 and 2015, respectively. Interest expense from the amortization of deferred finance costs for the years ended December 31, 2016, 2015, and 2014 was $40.8 million, $20.5 million, and $16.5 million, respectively.

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

(g)Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight‑line basis over the estimated useful life of the related asset. Significant additions or improvements extending asset lives or increasing generating capacity are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred.

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

(i)Other intangible assets:

Other intangible assets include PPAs and fuel supply agreements at our projects acquired as part of business combinations. PPAs are valued at the time of acquisition based on the contract prices under the PPAs compared to

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

projected market prices. Fuel supply agreements are valued at the time of acquisition based on the contract prices under the fuel supply agreement compared to projected market prices. The balances are presented net of accumulated amortization in the consolidated balance sheets. Amortization is recorded on a straight‑line basis over the remaining term of the agreement.

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

Under the equity method, equity in pre‑tax income or losses of our investments is reflected as equity in earnings of unconsolidated affiliates in the consolidated statements of operations. We apply the nature of distributions method for the classification of our investments accounted for by the equity method in the Consolidated Statements of Cash Flows. The cash flows that are distributed to us from these unconsolidated affiliates are directly related to the operations of the affiliates’ power producing assets and are classified as cash flows from operating activities in the consolidated statements of cash flows. We record the return of our investments in equity investees as cash flows from investing activities. Cash flows from equity investees are considered a return of capital when distributions are generated from proceeds of either the sale of our investment in its entirety or a sale by the investee of all or a portion of its capital assets.

(k)Impairment of long‑lived assets, intangible assets and equity method investments:

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

We have designated one of our interest rate swaps as a hedge of cash flows for accounting purposes. Tests are performed to evaluate hedge effectiveness and ineffectiveness at inception and on an ongoing basis, both retroactively and prospectively. Derivatives accounted for as hedges are recorded at fair value in the balance sheet. Unrealized gains or losses on derivatives designated as a hedge for accounting purposes are deferred and recorded as a component of accumulated other comprehensive loss (“OCL”) until the hedged transactions occur and are recognized in earnings. The ineffective portion of the cash flow hedge, if any, is immediately recognized in earnings.

Derivative financial instruments not designated as a hedge for accounting purposes are measured at fair value with changes in fair value recorded in the consolidated statements of operations. Derivative financial instruments under master netting arrangements are recorded net, when applicable, in the consolidated balance sheets. The following table summarizes derivative financial instruments that are not designated as hedges for accounting purposes and the accounting treatment in the consolidated statements of operations of the changes in fair value and cash settlements of such derivative financial instrument:

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

Capacity—Capacity payments under the PPAs are recognized as the amount billable under the PPA.

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

(t)Foreign currency translation and transaction gains and losses:

The local currency is the functional currency of our U.S. and Canadian projects. Our reporting currency is the U.S. dollar. Foreign currency denominated assets and liabilities are translated at end‑of‑period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted‑average rates of exchange for the period. The resulting currency translation adjustments are not included in the determination of our statements of operations for the period, but are accumulated and reported as a separate component of shareholders’ equity until sale of the net investment in the project takes place. Foreign currency transaction gains or losses are reported within foreign exchange (gain) loss in our consolidated statements of operations.

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

We initially recognize compensation expense on the estimated number of notional units for which the requisite service is expected to be rendered. In 2016, we have estimated a weighted average forfeiture rate of 11% for the long-term incentive plan (“LTIP”) granted in 2016. This estimate will be revisited if subsequent information indicates the actual number of notional units forfeited is likely to differ from previous estimates. Compensation expense related to awards granted to participants in the LTIP is recorded over the vesting period based on the estimated fair value of the award on the grant date for notional units accounted for as equity awards and the fair value of the award at each balance sheet date for notional units accounted for as liability awards.

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

(aa)Recently adopted and issued accounting standards:

Accounting Standards Adopted in 2016

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for us for financial statements issued after December 15, 2016, and had no impact on the consolidated financial statements.

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

In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a‑7 of the Investment Company Act of 1940 for registered money market funds. These changes became effective for us on January 1, 2016, and had no impact on the consolidated financial statements.

In April 2015, the FASB issued changes to the presentation of debt issuance costs. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability as opposed to a non-current asset on the consolidated balance sheet. The amortization of debt issuance costs remains unchanged. These changes became effective for us on January 1, 2016, and the adoption of these changes resulted in a decrease of approximately $17.8 million and $42.5 million at December 31, 2016 and 2015, respectively, to both deferred financing costs located in noncurrent assets, convertible debentures, and long‑term debt on the accompanying consolidated balance sheets.

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

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued authoritative guidance, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We plan to adopt this guidance the earlier of an event-driven impairment test in 2017 or when we perform our annual goodwill impairment test in the fourth quarter of 2017. We cannot assess the impact on our financial statements because the determination will be made based on a fair value measurement at the time the test is conducted.

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The guidance will not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued authoritative guidance, which amends existing guidance related to the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

recognition of current and deferred incomes taxes for intra-entity asset transfers. Under the new guidance, current and deferred income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, are now recognized when the transfer occurs. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the potential impact of the adoption on the consolidated financial statements.

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

In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be required to make more estimates and use more judgment under the new standard. The new requirements will be effective for us beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. Management is currently evaluating the potential impact of this new guidance on our consolidated financial statements. We have developed a project plan to assess the potential impact of the standard and have evaluated a sampling of our most significant contracts (PPAs). We have approximately 20 PPAs at our consolidated projects that require further analysis under this standard. Currently we recognize energy revenue upon transmission to the customer. Capacity revenue is recognized when billed as hours are made available under the terms of the relevant PPA. Our current policy appears to be in compliance with the new standard’s focus on when the customer obtains control of the goods or services. However, these agreements are complex and still require significant analysis prior to reaching a conclusion as to how the adoption of the standard will impact our financial position, results of operations and cash flows. We expect to utilize the cumulative-effect adjustment method upon adoption as of January 1, 2018.

3. Divestments

2015 Divestments

(a) Wind Projects

On March 31, 2015, Atlantic Power Transmission (“APT”), our wholly-owned, direct subsidiary, entered into a purchase agreement with TerraForm AP Acquisition Holdings, LLC (“TerraForm”), an affiliate of SunEdison, Inc., to sell our Wind Projects. On June 26, 2015, the sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We recorded a $46.8 million gain on sale, which is included as a component of income from discontinued operations in the consolidated statements of operations for the year ended December 31, 2015.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

4. Changes in accumulated other comprehensive loss by component

The changes in accumulated OCL by component are as follows:

	Year Ended December 31,
	2016	2015	2014
Foreign currency translation
Balance at beginning of period	$(139.1)	$(66.3)	$(22.2)
Other comprehensive loss:
Foreign currency translation adjustments(1)	(9.2)	(72.8)	(44.1)
Balance at end of period	$(148.3)	$(139.1)	$(66.3)
Pension
Balance at beginning of period	$(0.4)	$(2.1)	$(0.4)
Other comprehensive loss:
Unrecognized net actuarial gain (loss)	(0.7)	2.2	(2.3)
Tax benefit (expense)	0.2	(0.6)	0.6
Total Other comprehensive (loss) income before reclassifications, net of tax	(0.5)	1.6	(1.7)
Amortization of net actuarial loss	—	0.1	—
Tax benefit	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	0.1	—
Total other comprehensive (loss) income	(0.5)	1.7	(1.7)
Balance at end of period	$(0.9)	$(0.4)	$(2.1)
Cash flow hedges
Balance at beginning of period	$0.2	$0.1	$0.2
Other comprehensive loss:
Net change from periodic revaluations	(0.3)	(1.0)	(1.7)
Tax benefit	0.1	0.4	0.7
Total Other comprehensive loss before reclassifications, net of tax	(0.2)	(0.6)	(1.0)
Net amount reclassified to earnings:
Interest rate swaps(2)	1.0	1.3	1.5
Tax expense	(0.3)	(0.6)	(0.6)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.7	0.7	0.9
Total other comprehensive (loss) income	0.5	0.1	(0.1)
Balance at end of period	$0.7	$0.2	$0.1

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

5. Equity method investments in unconsolidated affiliates

The following tables summarize our equity method investments in unconsolidated affiliates:

	Percentage of	Carrying value as of
	Ownership as of	December 31,
Entity name	December 31, 2016	2016	2015
Frederickson(1)	50.2%	$115.3	$124.7
Orlando Cogen, LP	50.0%	7.3	8.4
Koma Kulshan Associates	49.8%	5.0	5.4
Chambers Cogen, LP	40.0%	127.6	135.7
Selkirk Cogen Partners, LP	17.7%	11.6	12.0
Total		$266.8	$286.2

(1)

We own 50.15% of Frederickson. However, we do not have financial control of the entity. The Frederickson entity is organized under a joint ownership agreement. Under the terms of that agreement, the two owner parties have joint control and substantive participating rights through the structure of its Owner’s Committee. Each party has equal representation on this committee and unanimous consent is required over all significant decisions of the entity. These significant decisions include, but are not limited to (i) approval of the annual operating plan, annual operating budget, annual capital budget and five year forecasts, (ii) approval of all expenditures in excess of the approved budget, (iii) adoption of procedures intended to govern the operation and conduct of the facility, and (iv) entering into, amending, supplementing or terminating any project agreement. Disputes between the owners for these significant decisions are subject to independent arbitration. Accordingly, since we do not control the project, Frederickson is accounted for under the equity method of accounting.

Deficit in earnings of equity method investments, net of distributions, was as follows:

	Year Ended December 31,
Entity name	2016	2015	2014
Frederickson	$2.2	$2.6	$2.2
Orlando Cogen, LP	27.8	27.0	18.6
Koma Kulshan Associates	0.8	0.4	0.9
Chambers Cogen, LP	5.5	6.5	7.0
Selkirk Cogen Partners, LP	(0.4)	0.2	(3.2)
Total	35.9	36.7	25.5
Distributions from equity method investments	(55.3)	(58.5)	(76.2)
Deficit in earnings of equity method investments, net of distributions	$(19.4)	$(21.8)	$(50.7)

Distributions from equity method investments exceeded earnings of equity method investments for the years ended December 31, 2016, 2015 and 2014, respectively. Distributions from are equity method investments are typically based on project-level cash flows from operations or other non-GAAP metrics, whereas equity earnings include non-cash expenses such as depreciation and amortization or changes in the fair value of derivative financial instruments.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following summarizes the financial position at December 31, 2016, 2015 and 2014, and operating results for the years ended December 31, 2016, 2015 and 2014, respectively, for our proportional ownership interest in equity method investments:

	2016	2015	2014
Assets
Current assets
Frederickson	$1.7	$1.8	$1.8
Orlando Cogen, LP	7.5	10.0	6.3
Koma Kulshan Associates	0.6	0.7	0.7
Chambers Cogen, LP	15.0	15.0	14.4
Selkirk Cogen Partners, LP	11.3	11.5	12.2
Non-current assets
Frederickson	114.1	124.0	134.0
Orlando Cogen, LP	9.1	10.2	11.3
Koma Kulshan Associates	5.0	5.3	5.5
Chambers Cogen, LP	190.0	201.7	213.4
Selkirk Cogen Partners, LP	2.4	2.2	1.7
	$356.7	$382.4	$401.3
Liabilities
Current liabilities
Frederickson	$0.1	$0.7	$0.3
Orlando Cogen, LP	9.2	11.7	6.5
Koma Kulshan Associates	0.1	0.6	0.1
Chambers Cogen, LP	3.8	3.7	3.5
Selkirk Cogen Partners, LP	0.6	—	1.3
Non-current liabilities
Frederickson	0.5	0.4	0.4
Orlando Cogen, LP	—	—	0.1
Koma Kulshan Associates	0.5	0.5	0.5
Chambers Cogen, LP	73.6	77.3	81.0
Selkirk Cogen Partners, LP	1.5	1.3	0.7
	$89.9	$96.2	$94.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Operating results	2016	2015	2014
Revenue
Frederickson	$20.7	$21.6	$20.6
Orlando Cogen, LP	54.6	54.1	50.5
Koma Kulshan Associates	1.9	1.5	1.9
Chambers Cogen, LP	44.7	48.0	54.8
Selkirk Cogen Partners, LP	7.9	11.6	41.6
Delta Person, LP	—	—	1.8
	129.8	136.8	171.2
Project expenses
Frederickson	18.5	19.0	18.4
Orlando Cogen, LP	26.9	27.1	31.9
Koma Kulshan Associates	1.1	1.1	1.0
Chambers Cogen, LP	37.4	39.7	44.8
Selkirk Cogen Partners, LP	8.2	11.6	44.1
Delta Person, LP	—	—	1.7
	92.1	98.5	141.9
Project other expense
Frederickson	—	—	—
Orlando Cogen, LP	—	—	—
Koma Kulshan Associates	—	—	—
Chambers Cogen, LP	(1.8)	(1.8)	(3.0)
Selkirk Cogen Partners, LP	—	0.2	(0.7)
Delta Person, LP	—	—	(0.1)
	(1.8)	(1.6)	(3.8)
Project income
Frederickson	2.2	2.6	2.2
Orlando Cogen, LP	27.7	27.0	18.6
Koma Kulshan Associates	0.8	0.4	0.9
Chambers Cogen, LP	5.5	6.5	7.0
Selkirk Cogen Partners, LP	(0.3)	0.2	(3.2)
Delta Person, LP	—	—	—
	$35.9	$36.7	$25.5

6. Inventory

Inventory consists of the following:

	December 31,
	2016	2015
Parts and other consumables	$10.0	$9.3
Fuel	6.0	7.6
Total inventory	$16.0	$16.9

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

7. Property, plant and equipment, net

Property, plant and equipment, net consists of the following:

	December 31,	December 31,	Depreciable
	2016	2015	Lives
Land	$5.3	$5.2
Office equipment, machinery and other	5.6	5.6	3	-	10	years
Leasehold improvements	2.2	—	7	-	15	years
Asset retirement obligation	27.7	27.4	1	-	43	years
Plant in service	981.1	975.8	1	-	45	years
	1,021.9	1,014.0
Less accumulated depreciation	(288.7)	(236.3)
Total property, plant and equipment, net	$733.2	$777.7

Depreciation expense of $49.5 million, $59.0 million and $64.6 million was recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

As described in Note 8, Goodwill, we recorded a $5.9 million and a $76.6 million long-lived asset impairment to property, plant and equipment in the years ended December 31, 2016 and 2015, respectively.

8. Goodwill

Our goodwill balance was $36.0 million and $134.5 million as of December 31, 2016 and December 31, 2015, respectively. We apply an accounting standard under which goodwill has an indefinite life and is not amortized. Goodwill is tested for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is at the project level and, the lowest level below the operating segments for which discrete financial information is available.

In the third quarter of 2016, we performed an event-driven goodwill impairment test as of July 31, 2016. While declining power prices have been observed over the past two years, we identified a significant decrease in the long-term outlook for power prices in the regions where our reporting units operate in the third quarter of 2016. Because the estimated future cash flows of our reporting units are sensitive to fluctuations in forward power prices and these prices are the most impactful input in calculating a reporting unit’s fair value, we determined that it was appropriate to perform an event-driven impairment test. For two of our reporting units (Morris and Nipigon) we performed a qualitative assessment and concluded that it was likely that the fair values significantly exceed the carrying values. These reporting units have aggregate goodwill of $6.9 million and have PPAs with significant remaining time before their expiration and are not significantly impacted by the decrease in the long-term outlook for power prices.

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

Subsequent to recording long-lived asset impairments, we performed the step 2 goodwill impairment test and recorded a $50.2 million full impairment at the Mamquam reporting unit, a $15.4 million partial impairment at the Curtis Palmer reporting unit, a $6.5 million full impairment at the North Bay reporting unit, a $6.7 million full impairment at the Kapuskasing reporting unit and no impairment at the Moresby Lake reporting unit for a total goodwill impairment charge of $78.8 million for the period ended September 30, 2016. At the time of their acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Mamquam and Curtis Palmer reporting units were valued assuming a merchant basis for the period subsequent to the expiration of the projects’ original PPAs. The forecasted energy revenue on a merchant basis, in the respective markets in which those plants operate, was higher than the energy prices currently forecasted to be in effect subsequent to the expiration of the reporting unit’s PPA. Power prices, in the respective markets in which those plants operate, have declined from 2011 and from the dates of our previous impairment assessments due to several factors including decreased demand, lower oil prices and lower natural gas prices resulting from an abundance of shale gas. Our forecasts for discounted cash flows also reflect a higher level of uncertainty for re‑contracting at prices than were previously forecasted in 2011. The decline in forward power prices for British Columbia since our last goodwill impairment performed as of November 30, 2015, in particular, had a significant impact on the estimated discounted cash flows of our Mamquam reporting unit and was the primary driver for its recorded goodwill impairment. British Columbia’s peak demand outlook has declined primarily attributable to a reduction in forecasted liquefaction build and need in the region and the associated loss of power demand. The resulting drop in the peak demand reduces the amount of needed capacity and therefore the capacity prices also were reduced. Furthermore, the PPA at the Curtis Palmer reporting unit expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. Based on Curtis Palmer’s cumulative generation through the date of the goodwill impairment test, we anticipate the PPA expiring two years before December 2027. As a result, the discounted cash flow model for Curtis Palmer utilizes forward power prices for that two-year period that are substantially lower than the prices under the current PPA.

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

In the fourth quarter of 2016, we performed our annual goodwill impairment test as of November 30, 2016. Of the total remaining reporting units with goodwill recorded, Curtis Palmer ($29.1 million of goodwill at December 31, 2016) and Nipigon ($3.6 million of goodwill at December 31, 2016) passed step 1 of the two‑step test. The total fair value of these reporting units exceeded their carrying value by approximately $62.7 million or 45%. For our Morris reporting unit, we performed a qualitative assessment and concluded that it was likely that the fair value significantly exceeded the reporting unit’s carrying value. The Morris reporting unit has goodwill of $3.3 million and has a PPA with significant remaining time before its expiration and is not significantly impacted by the decrease in the long-term outlook for power prices.

The Moresby Lake reporting units failed step 1 of the two-step test. Accordingly, we performed a step 2 analysis for Moresby Lake and, as a result, recorded a $1.2 million full impairment in the year ended December 31, 2016. Moresby Lake has substantial useful life beyond the expiration of its PPA in 2022. However, Moresby Lake’s fair value is estimated using a discounted cash flow approach and is sensitive to changes in forward power prices. These

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

forward prices have declined significantly over the past several years. Moresby failed step 1 in our event-driven impairment test at July 31, 2016, but recorded no impairment as its implied goodwill exceeded its recorded goodwill. The further decline in forward power prices since our event-driven test resulted in the full impairment recorded at November 30, 2016.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table is a rollforward of goodwill for the years ended December 31, 2016 and 2015:

		December 31,		Translation	December 31,
Reporting unit	Segment	2015	Impairment	adjustment	2016

Curtis Palmer	East U.S.	$44.5	$(15.4)	$—	$29.1
Morris	East U.S.	3.3	—	—	3.3
Kapuskasing	Canada	8.8	(6.7)	(2.1)	—
Mamquam	Canada	64.4	(50.2)	(14.2)	—
Moresby Lake	Canada	1.6	(1.2)	(0.4)	—
Nipigon	Canada	3.6	—	—	3.6
North Bay	Canada	8.3	(6.5)	(1.8)	—
		$134.5	$(80.0)	$(18.5)	$36.0

		December 31,		Translation	December 31,
Reporting unit	Segment	2014	Impairment	adjustment	2015

Curtis Palmer	East U.S.	$58.2	$(13.7)	$—	$44.5
Morris	East U.S.	3.3	—	—	3.3
Kapuskasing	Canada	8.8	—	—	8.8
Mamquam	Canada	64.4	—	—	64.4
Moresby Lake	Canada	1.6	—	—	1.6
Williams Lake	Canada	46.4	(35.6)	(10.8)	—
Calstock	Canada	2.6	(1.9)	(0.7)	—
Nipigon	Canada	3.6	—	—	3.6
North Bay	Canada	8.3	—	—	8.3
		$197.2	$(51.2)	$(11.5)	$134.5

9. PPAs and other intangible assets and liabilities

Other intangible assets and liabilities include PPAs, fuel supply agreements and capitalized development costs.

In December 2016, we entered into agreements to terminate our PPAs at North Bay and Kapuskasing originally scheduled to expire on December 31, 2017. As a result, we wrote off the remaining intangible assets related to these PPAs and recorded $12.7 million of accelerated amortization expense in the year ended December 31, 2016.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following tables summarize the components of our intangible assets and other liabilities subject to amortization at December 31, 2016 and 2015:

Assets

	Other Intangible Assets, Net
	Power Purchase	Development
	Agreements	Costs	Total
Gross balances, December 31, 2016	$538.7	$13.0	$551.7
Less: accumulated amortization	(292.7)	(12.8)	(305.5)
Net carrying amounts, December 31, 2016	$246.0	$0.2	$246.2

	Other Intangible Assets, Net
	Power Purchase	Development
	Agreements	Costs	Total
Gross balances, December 31, 2015	$534.0	$12.9	$546.9
Less: accumulated amortization	(225.4)	(12.6)	(238.0)
Net carrying amounts, December 31, 2015	$308.6	$0.3	$308.9

Liabilities

	Power Purchase and Fuel Supply Agreement Liabilities, Net
	Power Purchase	Fuel Supply
	Agreements	Agreements	Total
Gross balances, December 31, 2016	$(29.0)	$(12.6)	$(41.6)
Less: accumulated amortization	11.0	5.3	16.3
Net carrying amounts, December 31, 2016	$(18.0)	$(7.3)	$(25.3)

	Power Purchase and Fuel Supply Agreement Liabilities, Net
	Power Purchase	Fuel Supply
	Agreements	Agreements	Total
Gross balances, December 31, 2015	$(28.4)	$(12.6)	$(41.0)
Less: accumulated amortization	9.1	4.9	14.0
Net carrying amounts, December 31, 2015	$(19.3)	$(7.7)	$(27.0)

The following table presents amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
PPAs	$63.3	$51.3	$57.6
Fuel supply agreements	(0.4)	(1.2)	(1.2)
Total amortization	$62.9	$50.1	$56.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table presents estimated future amortization expense for the next five years related to PPAs and fuel supply agreements:

	Power Purchase	Fuel Supply
Year Ended December 31,	Agreements	Agreements
2017	$38.0	$(0.4)
2018	36.9	(0.4)
2019	36.3	(0.4)
2020	25.5	(0.4)
2021	22.9	(0.4)

The following table presents the weighted average remaining amortization period related to our intangible assets as of December 31, 2016:

	Power Purchase	Fuel Supply
As of December 31, 2016	Agreements	Agreements
(in years)
Weighted average remaining amortization period	7.9	18.6

10. Other long‑term liabilities

Other long‑term liabilities consist of the following at December 31:

	2016	2015
Asset retirement obligations	$50.3	$48.5
Net pension liability	1.3	0.6
Deferred revenue	—	0.5
Accrued LTIP and director share units	1.7	1.1
Other	2.2	2.5
	$55.5	$53.2

The following table is a rollforward of asset retirement obligations for the years ended December 31:

	2016	2015
Asset retirement obligations beginning of year	$48.5	$51.2
Accretion of asset retirement obligations	1.2	1.1
Translation adjustments	0.6	(3.8)
Asset retirement obligations, end of year	$50.3	$48.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

11. Long‑term debt

Long‑term debt consists of the following:

	December 31,	December 31,
	2016	2015	Interest Rate
Recourse Debt:
Senior Secured Term Loan facility, due 2021	$—	$473.2	LIBOR(1)	plus	3.75%
New Term Loan facility, due 2023(2)	639.9	—	LIBOR(1)	plus	5.00%
Senior unsecured notes, due June 2036 (Cdn$210.0)	156.4	151.7			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	13.5	19.5	LIBOR(3)	plus	3.125%
Cadillac term loan, due 2025	27.0	29.5	LIBOR	plus	1.37%
Piedmont term loan, due 2018	56.6	59.0	LIBOR(3)	plus	3.75%
Other long-term debt	0.2	0.4	5.50	% -	6.70%
Less: unamortized discount	(17.2)	—
Less: unamortized deferred financing costs	(15.3)	(34.8)
Less: current maturities	(111.9)	(15.8)
Total long-term debt	$749.2	$682.7

Current maturities consist of the following:

	December 31,	December 31,
	2016	2015	Interest Rate
Current Maturities:
Senior Secured Term Loan facility, due 2021	$—	$4.7	LIBOR(1)	plus	3.75%
New Term Loan facility, due 2023(2)	100.0	—	LIBOR(1)	plus	5.00%
Epsilon Power Partners term facility, due 2019	6.2	6.0	LIBOR	plus	3.125%
Cadillac term loan, due 2025	3.0	2.5	LIBOR(3)	plus	1.37%
Piedmont term loan, due 2018	2.5	2.4	LIBOR(3)	plus	3.75%
Other short-term debt	0.2	0.2	5.50	% -	6.70%
Total current maturities	$111.9	$15.8

(1)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $422.7 million of the $639.9 million outstanding aggregate borrowings under our New Term Loan facility at December 31, 2016. See Note 14, Accounting for derivative instruments and hedging activities for further details.

(2)

On a quarterly basis, we make a cash sweep payment to fund the principal balance, based on terms as defined in the credit agreement and disclosed below. The portion of the New Term Loan facility classified as current is based on principal payments required to reduce the aggregate principal amount of New Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule.

(3)

We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 14, Accounting for derivative instruments and hedging activities, for further details.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Principal payments on the maturities of our debt due in the next five years and thereafter are as follows:

2017	$111.9
2018	153.4
2019	68.9
2020	108.1
2021	82.7
Thereafter	368.6
$893.6

New Credit Facilities

On April 13, 2016, APLP Holdings Limited Partnership (“APLP Holdings”), our wholly-owned subsidiary, entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of Senior Secured Term Loan facilities (the “New Term Loans”) and $200 million in aggregate principal amount of senior secured revolving credit facilities (the “New Revolver” and together with the New Term Loans, the “New Credit Facilities”). On the same date, $700 million was drawn under the New Term Loan, bearing interest at the Adjusted Eurodollar Rate plus the applicable margin of 5.00%, and letters of credit in an aggregate face amount of $105.8 million ($81.5 million at December 31, 2016) were issued (but not drawn) pursuant to the revolving commitments under the New Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service (approximately $25.3 million), and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company. The New Revolver matures in April 2021 and the New Term Loans mature in April 2023. We received $679.0 million in proceeds after an original issue discount of 3% ($21.0 million).

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

•         redeem, at a price equal to $965 per $1,000 principal amount plus accrued interest, $62.7 million of our 5.75% Convertible Unsecured Subordinated Debentures, Series C, maturing on June 30, 2019; and

•           pay transaction costs and expenses of approximately $14.6 million.

We may use the remaining proceeds for any corporate purpose including additional common share repurchases.

We accounted for the redemption of the Senior Secured Credit Facilities as an extinguishment of debt and wrote off $30.2 million of deferred financing costs to interest expense in the year ended December 31, 2016.

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

The New Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The New Credit Facilities also have the benefit of a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount of 5.95% Medium Term Notes due June 23, 2036 (the “MTNs”) that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the New Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

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

The Credit Agreement also contains a mandatory amortization feature and other mandatory prepayment provisions, including prepayments:

•            from the proceeds of asset sales (except from the sale proceeds of certain excluded projects), insurance proceeds, and incurrence of indebtedness, in each case subject to applicable thresholds and customary carve-outs; and

•            with respect to excess cash flows, to be determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

service on the New Credit Facilities and the MTNs, funding of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of New Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Failure to achieve the specified target principal amount for any quarter does not constitute a default by APLP Holdings.

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

As of December 31, 2016, we had no amount outstanding and $81.5 million issued in letters of credit under our revolving credit facility.

Senior Secured Credit Facilities

As noted above in “New Credit Facilities”, the Company’s Senior Secured Credit Facilities were repaid on April 13, 2016. The redemption and extinguishment was recorded in the three months ended June 30, 2016.

Notes of the Partnership

The Partnership, a wholly-owned subsidiary acquired on November 5, 2011, has outstanding Cdn$210.0 million ($156.4 million as of December 31, 2016) aggregate principal amount of 5.95% senior unsecured notes, due June 2036 (MTNs). Interest on the MTNs is payable semi-annually at 5.95%. Pursuant to the terms of the MTNs, we must meet certain financial and other covenants, including a financial covenant generally based on the ratio of debt to capitalization of the Partnership. The MTNs are guaranteed by Atlantic Power Corporation and Atlantic Power Preferred Equity Ltd., an indirect, wholly-owned subsidiary acquired in connection with the acquisition of the Partnership.

Notes of Atlantic Power Corporation

On July 26, 2015, we redeemed all of our outstanding $310.9 million aggregate principal amount of 9.0% Senior Unsecured Notes due November 2018 (the “Notes”) with the cash proceeds received from the sale of the Wind Projects. The Notes were redeemed at a price equal to 104.5 percent of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. We paid $330.4 million to fund the full redemption of the Notes, which includes $14.0 million in make-whole premiums and $5.5 million in accrued interest. The make whole premiums, accrued interest and the $9.0 million of deferred financing costs related to the Notes were recorded in interest expense in the year ended December 31, 2015.

Non‑Recourse Debt

Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash. At December 31, 2016, all of our projects, with the exception of Piedmont, were in compliance with the covenants contained in project-level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but the debt is not callable or subject to acceleration under the terms of their debt agreements. We do not expect the Piedmont project to meet its debt service coverage ratio covenants or to make distributions before the project’s debt maturity in 2018 at the earliest.

12. Convertible debentures

The following table provides details related to outstanding convertible debentures:

	December 31,	December 31,
	2016	2015
6.25% Debentures due March 2017	$—	$48.6
5.60% Debentures due June 2017	—	54.8
5.75% Debentures due June 2019	42.6	117.0
6.00% Debentures due December 2019 (Cdn $81.0 million)	60.3	65.0
Less: Unamortized deferred financing costs	(2.5)	(7.7)
Total convertible debentures	$100.4	$277.7

On December 29, 2015, we commenced a Normal Course Issuer Bid (“NCIB”), which expired on December 28, 2016. The actual amount of convertible debentures that could be purchased under the NCIB was approximately $28.5 million and was further limited to 10% of the public float of our convertible debentures. On April 13, 2016, we deposited a portion of the proceeds from the issuance of the New Credit Facilities, for the redemption in whole on May 13, 2016 at a price equal to par plus accrued interest (i) the outstanding Cdn$67.2 million 6.25% Debentures due March 2017 and (ii) the outstanding Cdn$75.8 million 5.60% Debentures due June 2017. On June 17, 2016, we commenced a substantial issuer bid (“SIB”) to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding 5.75% Series C Convertible Unsecured Subordinated Debentures maturing June 30, 2019. The offer expired on July 22, 2016. As a result of the NCIB, the SIB and the redemptions made with proceeds from the New Credit Facilities, we made payments of $188.5 million to redeem and cancel the 6.25% Debentures due March 2017 and the 5.60% Debentures due June 2017, in full, and the 5.75% Debentures due June 2019 and 6.00% Debentures due December 2019, in part.

As a result of these repurchases and cancellations, we recorded a gain of $3.7 million in the consolidated statement of operations for the year ended December 31, 2016. Additionally, we wrote off $2.7 million of deferred financing costs related to the convertible debentures which was recorded to interest expense for the year ended December 31, 2016.

On November 2, 2016, our Board of Directors approved a new NCIB for each series of our convertible unsecured subordinated debentures. Under the NCIB, our broker may purchase up to $4.3 million principal amount of the 5.75% convertible debentures due June 2019 and Cdn$8.1 million of the 6.00% convertible debentures due December 2019. The Board authorization permits us to repurchase convertible debentures through open market repurchases. The NCIB commenced on December 29, 2016 and will expire on December 28, 2017 or such earlier date as we complete our respective purchases pursuant to the NCIB.

The $42.6 million remaining 5.75% Debentures due June 2019 pay interest semi‑annually on the last day of June and December of each year. They are convertible into our common shares at an initial conversion rate of 57.9710 common shares per $1,000 principal amount, representing a conversion price of $17.25 per common share. The $60.3 million (Cdn$81.0 million) remaining  6.00% Debentures due December 2019 pay interest semi‑annually on the last day

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

of June and December of each year and are convertible into our common shares at an initial conversion rate of 68.9655 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$14.50 per common share.

13. Fair value of financial instruments

The estimated carrying values and fair values of our recorded financial instruments related to operations are as follows:

	December 31,
	2016		2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$85.6	$85.6	$72.4	$72.4
Restricted cash	13.3	13.3	15.2	15.2
Derivative assets current	4.0	4.0	—	—
Derivative assets non-current	4.6	4.6	0.3	0.3
Derivative liabilities current	7.6	7.6	36.7	36.7
Derivative liabilities non-current	21.3	21.3	20.8	20.8
Long-term debt, including current portion	893.6	826.0	733.3	686.5
Convertible debentures	102.9	102.0	285.4	231.4

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of December 31, 2016 and December 31, 2015. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85.6	$—	$—	$85.6
Restricted cash	13.3	—	—	13.3
Derivative instruments asset	—	8.6	—	8.6
Total	$98.9	$8.6	$—	$107.5
Liabilities:
Derivative instruments liability	$—	$28.9	$—	$28.9
Total	$—	$28.9	$—	$28.9

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$72.4	$—	$—	$72.4
Restricted cash	15.2	—	—	15.2
Derivative instruments asset	—	0.3	—	0.3
Total	$87.6	$0.3	$—	$87.9
Liabilities:
Derivative instruments liability	$—	$57.5	$—	$57.5
Total	$—	$57.5	$—	$57.5

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of December 31, 2016, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.3 million pre‑tax gain in other comprehensive income and a $3.5 million gain in change in fair value of derivative instruments. As of December 31, 2015, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.4 million pre‑tax gain in other comprehensive income and a $3.4 million gain in change in fair value of derivative instruments.

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

Gas purchase and sale agreements

We have entered into various gas purchase and sale agreements for our North Bay, Kapuskasing and Nipigon projects that expire ranging from March 31, 2017 through December 31, 2022. These agreements do not qualify for the normal purchase normal sales (“NPNS”) exemption and are accounted for as derivative financial instruments because we could not conclude that it is probable that these contracts will not settle net and will result in physical delivery.

These derivative financial instruments are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

We have entered into various natural gas sales and purchase agreements for approximately 1.3 million Mmbtu to effectively mitigate seasonal fluctuation of future natural gas price at Morris through March 2017. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 4.1 million Mmbtu of future natural gas purchases at Orlando, which is approximately 95% of our share of the expected natural gas purchases at the project in 2017 and 12% in 2018. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2016. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate for $422.7 million notional amount of the remaining $639.9 million aggregate principal amount of borrowings under the New Term Loans. These interest rate swap agreements at various dates through March 31, 2020. Borrowings under the $700.0 million New Term Loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 5.00%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 6.00% all-in rate on the Term Loan Facility. As a result of entering into the swap agreements, the all-in rate for $422.7 million of the New Term Loans cannot be less than 6.00%, if the Adjusted Eurodollar Rate is equal to or greater than 1.00%.

The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable‑rate debt. The interest rate swap agreement effectively converts the floating rate debt to a fixed interest rate 4.5% with an applicable margin of 3.75%, resulting in an all‑in rate of 8.22%. The swap continues at

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

the fixed rate of 4.5% until November 2030. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

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

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at December 31, 2016 and December 31, 2015:

		December 31,	December 31,
	Units	2016	2015
Natural gas swaps	Natural Gas (Mmbtu)	4.9	2.8
Gas purchase agreements	Natural Gas (Gigajoules)	11.3	25.0
Interest rate swaps	Interest (US$)	506.9	302.3

Fair value of derivative instruments

We have elected to disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	December 31, 2016
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.8
Interest rate swaps long-term	—	2.0
Total derivative instruments designated as cash flow hedges	—	2.8
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	0.4	1.9
Interest rate swaps long-term	4.5	6.5
Natural gas swaps current	3.9	0.8
Natural gas swaps long-term	0.1	—
Gas purchase agreements current	—	4.5
Gas purchase agreements long-term	—	12.7
Total derivative instruments not designated as cash flow hedges	8.9	26.4
Total derivative instruments	$8.9	$29.2

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

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Year Ended December 31, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.2)
Realized from OCI during the period	0.7
Accumulated OCI balance at December 31, 2016	$0.7
Settlements expected to be recognized from OCI in expense in the next 12 months, net of $0.4 million of tax	$0.8

Interest Rate
Year Ended December 31, 2015	Swaps
Accumulated OCI balance at January 1, 2015	$0.1
Change in fair value of cash flow hedges	(0.6)
Realized from OCI during the period	0.7
Accumulated OCI balance at December 31, 2015	$0.2

Interest Rate
For the year ended December 31, 2014	Swaps
Accumulated OCI balance at January 1, 2014	$0.2
Change in fair value of cash flow hedges	(1.0)
Realized from OCI during the period	0.9
Accumulated OCI balance at December 31, 2014	$0.1

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss for derivative instruments not designated as cash flow hedges:

	Classification of loss	Year Ended December 31,
	recognized in income	2016	2015	2014
Gas purchase agreements	Fuel	$48.5	$47.3	$52.4
Natural gas swaps	Fuel	4.9	6.0	4.3
Interest rate swaps	Interest, net	3.9	3.8	6.1
Foreign currency forwards	Foreign exchange loss	—	—	0.5

The following table summarizes the unrealized gain (loss) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Year ended December 31,
	recognized in income	2016	2015	2014
Natural gas swaps	Change in fair value of derivatives	$9.0	$1.0	$(3.3)
Gas purchase agreements	Change in fair value of derivatives	22.8	16.1	11.6
Interest rate swaps	Change in fair value of derivatives	6.1	(1.7)	(1.5)
		$37.9	$15.4	$6.8
Foreign currency forwards	Foreign exchange loss	$—	$—	$(1.1)

15. Income tax benefit

The following table summarizes the current and deferred portions of the net income tax benefit:

	Year Ended December 31
	2016	2015	2014
Current income tax expense	$2.9	$5.3	$3.8
Deferred income tax benefit	(17.5)	(35.7)	(35.2)
Total income tax benefit, net	$(14.6)	$(30.4)	$(31.4)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following is a reconciliation of the income taxes calculated at the Canadian enacted statutory rate of 26% for the years ended December 31, 2016, 2015 and 2014, respectively, to the provision for income taxes in the consolidated statements of operations:

	Year ended December 31,
	2016	2015	2014
Loss from continuing operations before income taxes	$(128.5)	$(114.5)	$(184.6)
Computed income taxes at 26% Canadian statutory rate	(33.4)	(29.8)	(47.5)
Decreases resulting from:
Operating countries with different income tax rates	(2.9)	(4.9)	(19.2)
	(36.3)	(34.7)	(66.7)
Change in valuation allowance	10.8	6.6	40.5
	(25.5)	(28.1)	(26.2)

Dividend withholding tax and other cash taxes	(0.4)	1.1	0.8
Foreign exchange	6.9	(7.0)	(7.4)
Changes in tax rates	(1.5)	2.1	(5.8)
Production tax credits	—	(3.6)	(0.3)
Changes in estimates of tax basis of equity method investments	1.3	(6.3)	(4.1)
Capital gain on intercompany notes	(0.2)	2.1	—
Goodwill impairment	22.3	14.8	33.9
Capital loss recognized on tax restructuring	(18.0)	—	(10.2)
Intra-period allocations from the Wind projects	—	(5.0)	(15.8)
Other	0.5	(0.5)	3.7
	10.9	(2.3)	(5.2)
Income tax benefit	$(14.6)	$(30.4)	$(31.4)
Effective income tax rate	(11)%	(27)%	(17)%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Loss carryforwards	$226.2	$224.6
Capital loss carryforwards	33.9	13.8
Finance and share issuance costs	3.4	1.7
Tax credits	4.7	4.7
LTIP	4.0	3.9
Derivative contracts	4.7	15.1
Other long-term notes	0.5	5.2
Other	6.5	6.0
Total deferred tax assets	283.9	275.0
Valuation allowance	(186.0)	(175.2)
	97.9	99.8
Deferred tax liabilities:
Intangible assets	(72.0)	(79.0)
Property, plant and equipment	(94.2)	(106.5)
Total deferred tax liabilities	(166.2)	(185.5)
Net deferred tax liability	$(68.3)	$(85.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table summarizes the net deferred tax position as of December 31, 2016 and 2015:

	2016	2015
Long-term deferred tax liabilities	$(68.3)	$(85.7)
Net deferred tax liability	$(68.3)	$(85.7)

As of December 31, 2016, we have recorded a valuation allowance of $186.0 million. This amount is comprised primarily of provisions against available Canadian and U.S. net operating loss carryforwards. Some of these loss carryforwards may be subject to limitation on their use. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. As of December 31, 2016, we have not recorded any tax benefits related to uncertain tax positions.

As of December 31, 2016, we had the following net operating loss carryforwards that are scheduled to expire in the following years:

2027	$43.2
2028	93.0
2029	70.8
2030	25.8
2031	13.4
2032	19.0
2033	137.7
2034	167.0
2035	17.0
2036	32.1
$619.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

16. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the years ended December 31, 2016, 2015 and 2014:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2013	766,988	$7.86
Granted	1,776,083	2.64
Additional shares from dividends	178,114	3.79
Forfeitures	(294,037)	6.68
Vested and redeemed	(983,894)	4.78
Outstanding at December 31, 2014	1,443,254	3.28
Granted	1,007,726	2.75
Additional shares from dividends	59,996	2.87
Forfeitures	(136,894)	3.75
Vested and redeemed	(1,075,681)	3.21
Outstanding at December 31, 2015	1,298,401	2.88
Granted	1,594,954	1.81
Vested and redeemed	(784,806)	2.83
Forfeitures	(7,431)	2.71
Outstanding at December 31, 2016	2,101,118	$2.08

The total grant date fair value of all outstanding notional units under the LTIP was $4.4 million, $3.7 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014. The weighted average remaining vesting term for outstanding notional units was 1.8 years at December 31, 2016. Approximately $1.5 million of total unrecognized compensation expense is expected to be recognized over this time period. Compensation expense related to LTIP was $2.8 million, $3.1 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash payments made for vested notional units were $0.5 million, $0.9 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at December 31, 2016 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50%.

17. Employee benefit plans

Defined benefit pension plan

We sponsor and operate a defined benefit pension plan that is available to certain legacy employees of the Partnership. The Atlantic Power Services Canada LP Pension Plan (the “Plan”) is maintained solely for certain eligible

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

legacy Partnership participants. The Plan is a defined benefit pension plan that allows for employee contributions. We expect to contribute $0.2 million to the pension plan in 2017.

The net annual periodic pension cost related to the pension plan for the years ended December 31, 2016, 2015 and 2014 includes the following components:

	2016	2015	2014
Service cost benefits earned	$0.7	$0.9	$0.8
Interest cost on benefit obligation	0.7	0.7	0.7
Expected return on plan assets	(0.9)	(0.9)	(0.8)
Net period benefit cost	$0.5	$0.7	$0.7

A comparison of the pension benefit obligation and related plan assets for the pension plan at December 31 is as follows:

	2016	2015
Benefit obligation at January 1	$(15.1)	$(16.2)
Service cost	(0.7)	(0.9)
Interest cost	(0.7)	(0.7)
Actuarial (gain) loss	(0.5)	2.2
Employee contributions	(0.1)	(0.1)
Benefits paid	0.1	0.7
Foreign currency translation adjustment	(0.4)	(0.1)
Benefit obligation at December 31	(17.4)	(15.1)
Fair value of plan assets at January 1	$14.4	$13.6
Actual return on plan assets	0.7	1.0
Employer contributions	0.5	0.5
Employee contributions	0.1	0.1
Benefits paid	(0.1)	(0.7)
Foreign currency translation adjustment	0.5	(0.1)
Fair value of plan assets at December 31	16.1	14.4
Funded status at December 31-excess of obligation over assets	$(1.3)	$(0.7)

Amounts recognized in the balance sheet at December 31 were as follows:

	2016	2015
Non-current liabilities	$1.3	$0.6

Amounts recognized in accumulated OCL that have not yet been recognized as components of net periodic benefit cost were as follows, net of tax:

	2016	2015
Unrecognized loss	$0.5	$1.6

We estimate that there will be no amortization of net loss for the pension plan from accumulated OCI to net periodic cost over the next fiscal year.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table presents the balances of significant components of the pension plan:

	2016	2015
Projected benefit obligation	$17.4	$15.1
Accumulated benefit obligation	15.1	12.6
Fair value of plan assets	16.1	14.4

The market‑related value of the pension plan’s assets is the fair value of the assets. Plan assets are invested in a common collective trust which totaled $16.1 million and $14.4 million for the years ended December 31, 2016 and 2015, respectively.

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

The following table presents the significant assumptions used to calculate our benefit obligations:

	2016	2015
Weighted-Average Assumptions
Discount rate	4.0%	4.3%
Rate of compensation increase	2.0%	3.0%

The following table presents the significant assumptions used to calculate our benefit expense:

	2016	2015	2014
Weighted-Average Assumptions
Discount rate	4.3%	4.0%	5.0%
Rate of return on plan assets	5.8%	6.0%	6.0%
Rate of compensation increase	3.0%	4.0%	4.0%

We use December 31 as the measurement date for the Plan, and we set the discount rate assumptions on an annual basis on the measurement date. This rate is determined by management based on information provided by our actuary. The discount rate assumptions reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The discount rate assumptions used to determine future pension obligations as of the year ended December 31, 2016, 2015 and 2014, were based on the CIA / Natcan curve, which was designed by the Canadian Institute of Actuaries and Natcan Investment Management to provide a means for sponsors of Canadian plans to value the liabilities of their postretirement benefit plans. The CIA / Natcan curve is a hypothetical yield curve represented by extrapolating the corporate AA‑rated yield curve beyond 10 years using yields on provincial AA bonds with a spread added to the provincial AA yields to approximate the difference between corporate AA and provincial AA credit risk. The CIA / Natcan curve utilizes this approach because there are very few corporate bonds rated AA or above with maturities of 10 years or more in Canada.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The pension plan assets weighted average allocations in the common collective trust were as follows:

	2016	2015
Canadian equity	30%	29%
U.S. equity	14%	14%
International equity	14%	14%
Canadian fixed income	39%	40%
International fixed income	3%	3%
	100%	100%

Our expected future benefit payments for each of the next five years and in the aggregate for the five years thereafter, are as follows in Cdn$:

	2016
2017	Cdn$	0.3
2018		0.4
2019		0.5
2020		0.6
2021		0.7
2022-2025		4.9

In January 2017, we notified several employees whom are participants in the Plan of their termination, which is expected to be effective in March 2017. Because of the terminations, we expect to record a pre-tax curtailment gain of approximately $0.4 million in the three months ended March 31, 2017. We recorded $1.1 million of severance expense in the fourth quarter of 2016 for these employees and expect to record an additional $0.5 million of severance in 2017.

Defined Contribution Plans

We maintain a 401(k) retirement savings plan, registered retirement savings plan, and another defined contribution plan for the benefit of our eligible employees. Substantially all of our employees who meet certain service and age requirements are eligible to participate in these plans. Our plan documents provide that any matching contributions by us are discretionary. We have made or accrued matching contributions to these plans of $1.4 million, $1.3 million, and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

18. Common shares

Stock Repurchase Program

In December 2015, our Board of Directors approved an NCIB for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd (“APPEL”), our wholly-owned subsidiary. The Board authorization permitted the Company to repurchase stock through open market repurchases. The NCIB expired on December 28, 2016. For the year ended December 31, 2016, we repurchased a cumulative 8.0 million common shares at a total cost of $19.5 million. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets.

On December 29, 2016, we commenced a new NCIB that will expire on December 28, 2017 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs.  Under the new NCIB, we may purchase up to approximately 11.3 million common shares, or 10% of our public float.

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

The subsidiary company paid aggregate dividends of $8.5 million on the Series 1 Shares, Series 2 Shares and Series 3 in 2016 as compared to $8.8 million in 2015.

20. Basic and diluted loss per share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during their respective period. Diluted earnings per share is computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the LTIP

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

were vested and redeemed for shares under the terms of the LTIP.

Because we reported a loss for the years ended December 31, 2016, 2015 and 2014, diluted loss per share is equal to basic loss per share as the inclusion of potentially dilutive shares in the computation is anti‑dilutive.

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(122.4)	$(92.9)	$(164.8)
Income (loss) from discontinued operations, net of tax	—	30.5	(12.6)
Net loss attributable to Atlantic Power Corporation	$(122.4)	$(62.4)	$(177.4)
Denominator:
Weighted average basic shares outstanding	119.5	121.9	120.7
Dilutive potential shares:
Convertible debentures	13.1	22.7	27.7
LTIP notional units	0.1	0.2	0.3
Potentially dilutive shares	132.7	144.8	148.7
Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(1.02)	$(0.76)	$(1.37)
Diluted earnings (loss) per share from discontinued operations	—	0.25	(0.10)
Diluted loss per share attributable to Atlantic Power Corporation	$(1.02)	$(0.51)	$(1.47)

The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. Potentially dilutive shares from convertible debentures and notional units have been excluded from fully diluted shares for the years ended December 31, 2016, 2015 and 2014, respectively, because their impact would be anti-dilutive.

21. Discontinued operations

On June 26, 2015, APT, our wholly-owned, direct subsidiary, sold our Wind Projects under a definitive agreement (the “Purchase Agreement”) with TerraForm AP Acquisition Holdings, LLC (“TerraForm”), an affiliate of SunEdison, Inc. (an affiliate of TerraForm Power, Inc.). The sale was completed for aggregate cash proceeds of approximately $335 million after transaction fees, exclusive of transaction-related taxes. We recorded an approximate $46.8 million gain on sale, which is included as a component of income from discontinued operations in the consolidated statements of operations for the year ended December 31, 2015.

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

On March 6, 2014, we sold our outstanding membership interests in Greeley for approximately $1.0 million and recorded a $2.1 million non-cash gain on the sale related to the write off of asset retirement obligations. Greeley is accounted for as a component of discontinued operations in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, respectively.

The following tables summarize the revenue, loss from operations, and income tax expense of the Wind Projects and Greeley for the years ended December 31, 2015 and 2014:

	2015	2014
Revenue	$34.8	$79.3
Project expenses:
Fuel	—	—
Operations and maintenance	10.8	21.1
Depreciation and amortization	10.3	40.3
	21.1	61.4
Project other income (expense):
Change in fair value of derivatives	(0.7)	(15.5)
Equity in earnings of unconsolidated affiliates	(0.5)	0.3
Interest expense, net	(6.7)	(14.2)
Gain on sale of asset	46.8	2.0
	38.9	(27.4)
Income (loss) from operations of discontinued businesses	52.6	(9.5)
Income tax expense	33.1	19.5
Income (loss) from operations of discontinued businesses, net of tax	19.5	(29.0)
Net loss attributable to noncontrolling interests of discontinued businesses	(11.0)	(16.4)
Income (loss) from operations of discontinued businesses, net of noncontrolling interests	$30.5	$(12.6)

The following table summarizes the operating and investing cash flows of the Wind Projects for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Cash provided by operating activities	$21.9	$48.3
Cash (used in) provided by investing activities	(12.8)	4.8

Basic and diluted loss per share related to income (loss) from discontinued operations for the Wind Projects and Greeley was $0.25 and ($0.10) for the years ended December 31, 2015 and 2014, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

22. Segment and geographic information

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as a result of significant project asset sales and in order to align our reportable business segments with changes in management’s structure, resource allocation and performance assessment in making decisions regarding our operations. Our financial results for the year ended December 31, 2014 have been presented to reflect these changes in operating segments. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about segment performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented on a proportionally consolidated basis in Project Adjusted EBITDA and in the reconciliation of Project Adjusted EBITDA to project income (loss). Wind projects, which were components of the former Wind segment and Greeley, which was a component of the West U.S. segment, are excluded in the income (loss) from continuing operations line item in the table below. We have adjusted prior periods to reflect this reclassification.

A reconciliation of Project Adjusted EBITDA to net income (loss) from continuing operations to is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2016
Project revenues	$134.5	$101.3	$162.5	$0.9	$399.2
Segment assets	754.2	313.6	291.8	97.2	1,456.8
Goodwill	32.4	—	3.6	—	36.0
Capital expenditures	6.2	—	0.9	0.1	7.2
Project Adjusted EBITDA	$92.4	$51.2	$58.8	$(0.2)	$202.2
Change in fair value of derivative instruments	(9.2)	—	(25.5)	(3.2)	(37.9)
Depreciation and amortization	44.1	39.4	49.5	0.5	133.5
Interest, net	10.9	—	—	—	10.9
Impairment	15.4	—	70.5	—	85.9
Other project expense	—	—	—	(0.3)	(0.3)
Project income (loss)	31.2	11.8	(35.7)	2.8	10.1
Administration	—	—	—	22.6	22.6
Interest, net	—	—	—	106.0	106.0
Foreign exchange loss	—	—	—	13.9	13.9
Other income, net	—	—	—	(3.9)	(3.9)
Income (loss) from continuing operations before income taxes	31.2	11.8	(35.7)	(135.8)	(128.5)
Income tax benefit	—	—	—	(14.6)	(14.6)
Net income (loss) from continuing operations	$31.2	$11.8	$(35.7)	$(121.2)	$(113.9)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2015
Project revenues	$150.0	$104.6	$164.7	$0.9	$420.2
Segment assets	819.9	228.6	423.8	198.9	1,671.2
Goodwill	47.8	—	86.7	—	134.5
Capital expenditures	7.0	0.5	3.4	0.4	11.3
Project Adjusted EBITDA	$104.8	$46.9	$59.7	$(2.5)	$208.9
Change in fair value of derivative instruments	—	—	(16.0)	0.6	(15.4)
Depreciation and amortization	42.5	39.3	47.2	1.1	130.1
Interest, net	9.8	—	—	—	9.8
Impairment	13.7	—	114.1	—	127.8
Other project expense (income)	0.1		0.1	(2.2)	(2.0)
Project income (loss)	38.7	7.6	(85.7)	(2.0)	(41.4)
Administration	—	—	—	29.4	29.4
Interest, net	—	—	—	107.1	107.1
Foreign exchange gain	—	—	—	(60.3)	(60.3)
Other income, net	—	—	—	(3.1)	(3.1)
Income (loss) from continuing operations before income taxes	38.7	7.6	(85.7)	(75.1)	$(114.5)
Income tax benefit	—	—	—	(30.4)	(30.4)
Net income (loss) from continuing operations	$38.7	$7.6	$(85.7)	$(44.7)	$(84.1)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2014
Project revenues	$167.1	$123.6	$198.3	$0.9	$489.9
Segment assets	1,103.2	396.7	676.8	676.5	2,853.2
Goodwill	61.5	—	135.7	—	197.2
Capital expenditures	3.1	0.4	7.8	1.1	12.4
Project Adjusted EBITDA	$106.4	$54.2	$76.3	$(7.5)	$229.4
Change in fair value of derivative instruments	4.3	—	(11.7)	1.2	(6.2)
Depreciation and amortization	55.0	40.3	59.9	0.7	155.9
Interest, net	20.6	(0.1)	—	—	20.5
Impairment	17.9	50.3	38.5	(0.1)	106.6
Other project expense	(0.1)	(8.7)	0.1	0.2	(8.5)
Project income (loss)	8.7	$(27.6)	$(10.5)	$(9.5)	(38.9)
Administration	—	—	—	37.9	37.9
Interest, net	—	—	—	146.7	146.7
Foreign exchange gain	—	—	—	(38.3)	(38.3)
Other income, net	—	—	—	(0.6)	(0.6)
Income (loss) from continuing operations before income taxes	8.7	(27.6)	(10.5)	(155.2)	(184.6)
Income tax benefit	—	—	—	(31.4)	(31.4)
Net income (loss) from continuing operations	$8.7	$(27.6)	$(10.5)	$(123.8)	$(153.2)

The table below provides information, by country, about our consolidated operations for each of the years ended December 31, 2016, 2015 and 2014 and Property, Plant & Equipment as of December 31, 2016 and 2015,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

The table below provides information, bu country, about our consolidated operations for each of the years ended December 31, 2016, 2015 and 2014 and Property, Plant & Equipment as of December 31, 2016 and 2015, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located. provides information, by country, about our consolidated operations for each of the years ended December 31, 2016, 2015 and 2014 and Property, Plant & Equipment as of December 31, 2016 and 2015, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Revenue			Property, Plant and Equipment, net of accumulated depreciation
	2016	2015	2014	2016	2015
United States	$236.7	$255.5	$291.6	$499.2	$529.6
Canada	162.5	164.7	198.3	234.0	248.1
Total	$399.2	$420.2	$489.9	$733.2	$777.7

Ontario Electric Financial Corporation (“OEFC”), BC Hydro, and San Diego Gas & Electric provided 29.2%, 11.5%, and 10.9%, respectively, of total consolidated revenues for the year ended December 31, 2016. OEFC, San Diego Gas & Electric, and BC Hydro provided 29.2%, 11.0%, and 10.0%, respectively, of total consolidated revenues for the year ended December 31, 2015. OEFC, San Diego Gas & Electric, and BC Hydro provided 25.8%, 15.1%, and 9.1%, respectively, of total consolidated revenues for the year ended December 31, 2014. IESO and OEFC purchase electricity from the Calstock, Kapuskasing, Nipigon, North Bay and Tunis projects in the Canada segment, respectively. San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, Georgia Power Company purchases electricity from the Piedmont project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

23. Commitments and contingencies

Commitments

Operating Lease Commitments

We lease our office properties and equipment under operating leases expiring on various dates through 2022. Certain operating lease agreements over their lease term include provisions for scheduled rent increases. We recognize the effects of these scheduled rent increases on a straight‑line basis over the lease term. We also have leased office properties for which we have entered into sub-lease agreements with tenants. The table below excludes leased properties where the net rent expense results in rental income for the company. Lease expense under operating leases was $0.6 million, $1.5 million and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. Future minimum lease commitments under operating leases for the years ending after December 31, 2016, are as follows:

2017	$0.7
2018	0.6
2019	0.3
2020	0.1
2021	—
Thereafter	—
$1.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Management Service Commitments

Our Manchief project is operated by a third party under a contract that expires in April 2022. As of December 31, 2016, our commitments under this agreement is estimated as follows:

2017	$0.4
2018	0.4
2019	0.4
2020	0.4
2021	0.4
Thereafter	0.2
$2.2

Fuel Supply and Transportation Commitments

We have entered into long‑term contractual arrangements to procure fuel and transportation services for our projects. The commitments listed below include only contracts for fuel contracts that are not reimbursed or passed though under the terms of the relevant PPAs. As of December 31, 2016, our commitments under such outstanding agreements are estimated as follows:

2017	$2.2
2018	3.8
2019	12.7
2020	10.8
2021	10.7
Thereafter	21.4
$61.6

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

Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of December 31, 2016.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

24. Unaudited selected quarterly financial data

Unaudited selected quarterly financial data are as follows:

	Quarter Ended
	2016
	December 31,	September 30,	June 30,	March 31,	Total
Project revenue	$93.4	$101.2	$98.2	$106.4	$399.2
Project income (loss)	13.3	(57.1)	25.2	28.7	10.1
Loss from continuing operations	(4.4)	(80.3)	(16.3)	(12.9)	(113.9)
Net loss attributable to Atlantic Power Corporation	(6.6)	(82.4)	(18.5)	(14.9)	(122.4)

Loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.06)	$(0.69)	$(0.15)	$(0.12)	$(1.02)
Loss per share attributable to Atlantic Power Corporation	$(0.06)	$(0.69)	$(0.15)	$(0.12)	$(1.02)
Weighted average number of common shares outstanding-basic	115.5	119.3	121.6	121.9	119.5
Diluted loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.06)	$(0.69)	$(0.15)	$(0.12)	$(1.02)
Diluted loss per share attributable to Atlantic Power Corporation	$(0.06)	$(0.69)	$(0.15)	$(0.12)	$(1.02)
Weighted average number of common shares outstanding-diluted(1)	115.5	119.3	121.6	121.9	119.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

	Quarter Ended
	2015
	December 31,	September 30,	June 30,	March 31,	Total
Project revenue	$98.4	$107.4	$103.1	$111.3	$420.2
Project (loss) income	(104.3)	24.2	17.2	21.5	(41.4)
(Loss) income from continuing operations	(85.4)	(3.3)	(20.0)	24.6	(84.1)
(Loss) income from discontinued operations	(1.3)	(0.5)	33.6	(12.3)	19.5
Net (loss) income attributable to Atlantic Power Corporation	(88.6)	(6.0)	14.7	17.5	(62.4)

(Loss) income per share from continuing operations attributable to Atlantic Power Corporation	$(0.71)	$(0.05)	$(0.18)	$0.18	$(0.76)
(Loss) income per share from discontinued operations	(0.01)	—	0.30	(0.04)	0.25
(Loss) income per share attributable to Atlantic Power Corporation	$(0.72)	$(0.05)	$0.12	$0.14	$(0.51)
Weighted average number of common shares outstanding-basic	122.1	122.1	121.9	121.5	121.9
Diluted (loss) income per share from continuing operations attributable to Atlantic Power Corporation	$(0.71)	$(0.05)	$(0.18)	$0.18	$(0.76)
Diluted (loss) income per share from discontinued operations	(0.01)	—	0.30	(0.04)	0.25
Diluted (loss) income per share attributable to Atlantic Power Corporation	$(0.72)	$(0.05)	$0.12	$0.14	$(0.51)
Weighted average number of common shares outstanding-diluted(1)	122.1	122.1	122.1	122.4	121.9
Dividends declared per common share	0.02	0.02	0.02	0.03	0.09

(1)	The calculation excludes potentially dilutive shares from convertible debentures and LTIP notional units because their impact would be anti-dilutive.

25. Subsequent Event

On February 27, 2017, we received notification from the OEFC that we will receive a payment of approximately Cdn$8.4 million for our North Bay and Kapuskasing plants representing the application of the price escalator calculation under their respective PPAs for power sold to the OEFC in 2016. The OEFC’s interpretation and application of such price escalator calculation is a result of the Superior Court of Ontario’s decision in N-R Power and Energy Corporation v. Ontario Electricity Financial Corporation.

On January 19, 2017, the Supreme Court of Canada denied the OEFC leave to appeal the Ontario Court of Appeal Decision concerning the interpretation of the price escalator for power sold to the OEFC under certain power purchase agreements with non-utility generators. We were not party to that litigation. We did, however, enter into a standstill agreement with the OEFC in 2015, with respect to our North Bay, Kapuskasing and Tunis projects, arising out of our disagreement with the OEFC over the interpretation of the price escalator calculation in our PPAs. Under the standstill agreement we reserved our right to bring claims against the OEFC and suspended the running of any applicable limitation period to bring such claims.

The OEFC’s payment is an adjustment for power sold by our North Bay and Kapuskasing plants only during 2016 and not any prior period. Prior to receipt of the payment, we notified the OEFC that we are reviewing their

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

calculation of the price escalator and reserving our right to contest the payment amount. We will record the payment for this contingent gain as revenue when we settle our dispute with the OEFC and all contingencies have been resolved.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$49.2	$11.5
Accounts receivable	—	0.1
Prepayments and other current assets	2.3	3.1
Total current assets	51.5	14.7
Investment in and advances to / from subsidiaries	116.1	480.8
Total assets	$167.6	$495.5

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$1.5	$3.1
Total current liabilities	1.5	3.1
Convertible debentures	100.4	277.7
Other long-term liabilities	1.1	0.8
Total liabilities	103.0	281.6

Shareholders' equity	64.6	213.9
Total liabilities and shareholders' equity	$167.6	$495.5

See accompanying notes to condensed financial statements.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014
Administrative and other expenses:
Administrative expense	$5.9	$6.3	$12.3
Interest expense, net	7.3	25.6	29.2
Foreign exchange loss (gain)	10.6	(33.0)	(21.0)
Other income	(3.6)	(2.6)	—
Loss from parent company	(20.2)	3.7	(20.5)

Equity losses of subsidiaries, net of income tax benefit	(93.7)	(87.8)	(132.7)

Net loss from continuing operations	(113.9)	(84.1)	(153.2)
Net income (loss) from discontinued operations, net of tax	—	19.5	(29.0)
Net loss	$(113.9)	$(64.6)	$(182.2)

See accompanying notes to condensed financial statements.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	Years Ended December 31,
	2016	2015	2014
Cash provided by operating activities:
Net loss	$(113.9)	$(64.6)	$(182.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash losses from subsidiaries, net of taxes	93.7	87.8	132.7
Dividends received from subsidiaries	33.6	32.5	31.2
Unrealized foreign exchange loss (gain)	10.6	(33.0)	(21.0)
Gain on purchase and cancellation of convertible debentures	(4.7)	(3.1)	(0.6)
Change in other operating balances
Accounts receivable	11.5	(14.9)	(7.9)
Prepayments and other assets	6.0	13.3	12.7
Accounts payable and accrued liabilities	(1.1)	(23.4)	23.7
Cash provided by operating activities	35.7	(5.4)	(11.4)
Cash provided by investing activities:
Advances to / from and investments in subsidiaries	216.7	330.4	122.0
Cash provided by investing activities	216.7	330.4	122.0
Cash used in financing activities:
Common share repurchases	(19.5)	—	—
Dividends paid to common shareholders	—	(11.1)	(34.9)
Repayment of convertible debentures	(187.5)	(18.9)	(43.0)
Payments received from intercompany note	1.5	29.6	106.6
Repayment of intercompany note	(9.2)	—	—
Repayment of long-term debt	—	(319.9)	(140.1)
Cash used in financing activities	(214.7)	(320.3)	(111.4)
Net increase (decrease) in cash and cash equivalents	37.7	4.7	(0.8)
Cash and cash equivalents at beginning of period	11.5	6.8	7.6
Cash and cash equivalents at end of period	$49.2	$11.5	$6.8
Supplemental cash flow information
Interest paid	$11.5	$51.1	$68.0

See accompanying notes to condensed financial statements

ATLANTIC POWER CORPORATION

SCHEDULE I—NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

1.	Nature of business

Atlantic Power Corporation (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends (refer to Note 11, “Long-term debt”, to the consolidated financial statements). As of December 31, 2016, total Atlantic Power Corporation shareholders’ equity was $64.6 million and approximately $79.7 million of net assets at certain subsidiaries constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of these subsidiaries exceeded 25% of our consolidated net assets, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the balance sheets as of December 31, 2016 and 2015, and the statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014, have been presented on a “Parent-only” basis. In these statements, the Parent Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. Restricted net assets were approximately $85.2 million at December 31, 2015. We had no undistributed earnings from our unconsolidated investments for the years ended December 31, 2016, 2015 and 2014, respectively.

As disclosed in Note 11, APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the new term loan that declines quarterly based on a predetermined specified schedule. APLP Holdings has made principal payments to meet the targeted debt balance requirement as of December 31, 2016 and is not prohibited from making dividends to the Parent Company. The consolidated equity of APLP Holdings was approximately $127 million at December 31, 2016 and includes the subsidiaries with restricted net assets of $79.7 million at December 31, 2016 disclosed above.

The Parent-only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.	Dividends received

The Parent Company received dividends of $33.6 million, $32.5 million and $31.2 million in 2016, 2015 and 2014, respectively, from its consolidated and unconsolidated subsidiaries.

ATLANTIC POWER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in millions of U.S. dollars)

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at
	Period	Expenses	Other Accounts	Deductions	End of Period
Income tax valuation allowance, deducted from deferred tax assets:
Year ended December 31, 2016	$175.2	$10.8	$—	$—	$186.0
Year ended December 31, 2015	168.6	6.6	—	—	175.2
Year ended December 31, 2014	128.1	40.5	—	—	168.6