Form 10-Q
period 2017-03-31
ATLANTIC POWER CORP
filed 2017-05-04
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2017 was 115,229,497.

ATLANTIC POWER CORPORATION

FORM 10‑Q

THREE MONTHS ENDED MARCH 31, 2017

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$91.5	$85.6
Restricted cash	10.0	13.3
Accounts receivable	37.1	37.3
Current portion of derivative instruments asset (Notes 5 and 6)	3.7	4.0
Inventory	16.2	16.0
Prepayments	9.8	5.9
Other current assets	2.6	2.8
Total current assets	170.9	164.9
Property, plant, and equipment, net	717.0	733.2
Equity investments in unconsolidated affiliates (Note 3)	272.2	266.8
Power purchase agreements and intangible assets, net	236.6	246.2
Goodwill	36.0	36.0
Derivative instruments asset (Notes 5 and 6)	4.1	4.6
Other assets	4.7	5.1
Total assets	$1,441.5	$1,456.8
Liabilities
Current liabilities:
Accounts payable	$4.7	$4.5
Accrued interest	4.3	0.7
Other accrued liabilities	20.6	24.4
Current portion of long-term debt (Note 4)	109.4	111.9
Current portion of derivative instruments liability (Notes 5 and 6)	6.0	7.6
Other current liabilities	9.7	1.8
Total current liabilities	154.7	150.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 4)	728.3	749.2
Convertible debentures, net of unamortized deferred financing costs	101.1	100.4
Derivative instruments liability (Notes 5 and 6)	23.4	21.3
Deferred income taxes	67.3	68.3
Power purchase and fuel supply agreement liabilities, net	24.9	25.3
Other long-term liabilities	56.0	55.5
Total liabilities	1,155.7	1,170.9
Equity
Common shares, no par value, unlimited authorized shares; 115,229,497 and 114,649,888 issued and outstanding at March 31, 2017 and December 31, 2016	1,273.4	1,272.9
Accumulated other comprehensive loss (Note 2)	(146.4)	(148.5)
Retained deficit	(1,062.5)	(1,059.8)
Total Atlantic Power Corporation shareholders’ equity	64.5	64.6
Preferred shares issued by a subsidiary company (Note 10)	221.3	221.3
Total equity	285.8	285.9
Total liabilities and equity	$1,441.5	$1,456.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Project revenue:
Energy sales	$37.1	$52.5
Energy capacity revenue	19.5	31.9
Other	41.8	22.0
	98.4	106.4
Project expenses:
Fuel	28.9	38.9
Operations and maintenance	20.4	21.2
Depreciation and amortization	29.5	24.8
	78.8	84.9
Project other income:
Change in fair value of derivative instruments (Notes 5 and 6)	(1.2)	(1.2)
Equity in earnings of unconsolidated affiliates (Note 3)	9.0	10.7
Interest, net	(2.2)	(2.1)
Other income (expense), net	0.1	(0.2)
	5.7	7.2
Project income	25.3	28.7
Administrative and other expenses:
Administration	6.4	6.1
Interest expense, net	17.3	16.6
Foreign exchange loss (Note 6)	2.5	19.8
Other income, net	—	(2.5)
	26.2	40.0
Loss from operations before income taxes	(0.9)	(11.3)
Income tax (benefit) expense (Note 7)	(0.3)	1.6
Net loss	(0.6)	(12.9)
Net income attributable to preferred shares dividends of a subsidiary company	2.1	2.0
Net loss attributable to Atlantic Power Corporation	$(2.7)	$(14.9)
Net loss per share attributable to Atlantic Power Corporation shareholders: (Note 9)
Basic	$(0.02)	$(0.12)
Diluted	(0.02)	(0.12)
Weighted average number of common shares outstanding: (Note 9)
Basic	114.8	121.9
Diluted	114.8	121.9

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(0.6)	$(12.9)
Other comprehensive loss, net of tax:
Unrealized loss on hedging activities	$(0.2)	$(0.5)
Net amount reclassified to earnings	0.3	0.2
Net unrealized gain (loss) on derivatives	0.1	(0.3)
Defined benefit plan, net of tax	0.1	—
Foreign currency translation adjustments	2.0	18.5
Other comprehensive income, net of tax	2.2	18.2
Comprehensive income	1.6	5.3
Less: Comprehensive income attributable to preferred share dividends of a subsidiary company	2.1	2.0
Comprehensive (loss) income attributable to Atlantic Power Corporation	$(0.5)	$3.3

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Cash provided by operating activities:
Net loss	$(0.6)	$(12.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29.5	24.8
Loss on sale of assets	—	0.2
Gain on purchase and cancellation of convertible debentures	—	(2.5)
Stock-based compensation expense	0.4	0.6
Equity in earnings from unconsolidated affiliates	(9.0)	(10.7)
Distributions from unconsolidated affiliates	3.7	4.3
Unrealized foreign exchange loss	2.5	20.1
Change in fair value of derivative instruments	1.2	1.2
Change in deferred income taxes	(1.2)	0.1
Change in other operating balances
Accounts receivable	0.2	(0.5)
Inventory	(0.1)	2.8
Prepayments and other assets	(0.5)	(10.4)
Accounts payable	(0.4)	1.4
Accruals and other liabilities	8.4	10.9
Cash provided by operating activities	34.1	29.4
Cash provided by investing activities:
Change in restricted cash	3.3	5.2
Reimbursement of costs for third-party construction project	—	4.7
Purchase of property, plant and equipment	(2.0)	(0.7)
Cash provided by investing activities	1.3	9.2
Cash used in financing activities:
Common share repurchases	—	(0.9)
Repayment of corporate and project-level debt	(27.4)	(27.5)
Repayment of convertible debentures	—	(16.3)
Dividends paid to preferred shareholders	(2.1)	(2.0)
Cash used in financing activities	(29.5)	(46.7)
Net increase (decrease) in cash and cash equivalents	5.9	(8.1)
Cash and cash equivalents at beginning of period	85.6	72.4
Cash and cash equivalents at end of period	$91.5	$64.3
Supplemental cash flow information
Interest paid	$13.1	$10.2
Income taxes paid, net	$0.9	$0.9
Accruals for construction in progress	$—	$1.0

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of March 31 2017, our power generation projects had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three power generation projects across nine states in the United States and two provinces in Canada. Nineteen of the projects are currently operational, totaling 1,975 MW on a gross capacity basis and 1,337 MW on a net ownership basis. The remaining four projects, all in Ontario, are not operational, three due to revised contractual arrangements with the offtaker and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence between November 2017 and June 2019. Eighteen of our projects are majority‑owned.

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

Basis of presentation

The interim consolidated financial statements included in this Quarterly Report on Form 10‑Q have been prepared in accordance with the SEC regulations for interim financial information and with the instructions to Form 10‑Q. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to our financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2016. Interim results are not necessarily indicative of results for the full year.

In our opinion, the accompanying unaudited interim consolidated financial statements present fairly our consolidated financial position as of March 31, 2017, the results of operations and comprehensive (loss) income for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

Use of estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the useful lives and recoverability of property, plant and equipment, valuation of goodwill, intangible assets and liabilities related to PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations and equity-based compensation. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

Recently issued accounting standards

Adopted

In July 2015, the FASB issued changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes became effective for us on January 1, 2017 and did not have an impact on the consolidated financial statements.

In November 2015, the FASB issued changes to the balance sheet classification of deferred taxes. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes. The new guidance became effective for us on January 1, 2017 and did not have an impact on the consolidated financial statements.

In March 2016, the FASB issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. The new guidance includes amendments to share-based accounting for forfeitures and income taxes, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified in the statement of cash flows. We have elected to continue our policy of estimating forfeitures each period. This guidance became effective for us on January 1, 2017 and did not have an impact on our financial position and results of operations upon its adoption.

Issued

In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

required to make more estimates and use more judgment under the new standard. The new requirements will be effective for us beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. Management is currently evaluating the potential impact of this new guidance on our consolidated financial statements. We have developed a project plan to assess the potential impact of the standard and have evaluated a sampling of our most significant contracts (PPAs). We have approximately 20 PPAs at our consolidated projects that require further analysis under this standard. Currently we recognize energy revenue upon transmission to the customer. Capacity revenue is recognized when billed as hours are made available under the terms of the relevant PPA. Our current policy appears to be in compliance with the new standard’s focus on when the customer obtains control of the goods or services. However, these agreements are complex and still require significant analysis prior to reaching a conclusion as to how the adoption of the standard will impact our financial position, results of operations and cash flows. Upon adoption, we expect to utilize the cumulative-effect adjustment method upon adoption as of January 1, 2018.

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

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. This guidance will change our presentation of restricted cash in the consolidated statements of cash flows upon adoption.

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

2. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended March 31,
	2017	2016
Foreign currency translation
Balance at beginning of period	$(148.3)	$(139.1)
Other comprehensive loss:
Foreign currency translation adjustments(1)	2.0	18.4
Balance at end of period	$(146.3)	$(120.7)
Pension
Balance at beginning of period	$(0.9)	$(0.4)
Other comprehensive loss:
Curtailment gain	0.1	—
Tax benefit (expense)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	0.1	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	—
Total other comprehensive income	0.1	—
Balance at end of period	$(0.8)	$(0.4)
Cash flow hedges
Balance at beginning of period	$0.7	$0.2
Other comprehensive loss:
Net change from periodic revaluations	(0.3)	(0.8)
Tax benefit	0.1	0.3
Total Other comprehensive loss before reclassifications, net of tax	(0.2)	(0.5)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.5	0.3
Tax expense	(0.2)	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.3	0.2
Total other comprehensive income (loss)	0.1	(0.3)
Balance at end of period	$0.8	$(0.1)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).
(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

3. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three months ended March 31, 2017 and 2016, respectively, for our proportional ownership interest in equity method investments:

	Three Months Ended March 31,
Operating results	2017	2016
Revenue
Frederickson	$5.3	$5.1
Orlando Cogen, LP	13.2	13.4
Koma Kulshan Associates	0.3	0.4
Chambers Cogen, LP	12.3	12.7
Selkirk Cogen Partners, LP	0.7	1.4
	31.8	33.0
Project expenses
Frederickson	4.3	4.5
Orlando Cogen, LP	7.1	6.6
Koma Kulshan Associates	0.3	0.1
Chambers Cogen, LP	9.2	8.8
Selkirk Cogen Partners, LP	1.4	1.8
	22.3	21.8
Project other expense
Frederickson	—	—
Orlando Cogen, LP	—	—
Koma Kulshan Associates	—	—
Chambers Cogen, LP	(0.5)	(0.5)
Selkirk Cogen Partners, LP	—	—
	(0.5)	(0.5)
Project income (loss)
Frederickson	1.0	0.6
Orlando Cogen, LP	6.1	6.8
Koma Kulshan Associates	—	0.2
Chambers Cogen, LP	2.6	3.4
Selkirk Cogen Partners, LP	(0.7)	(0.3)
	$9.0	$10.7
Equity in earnings of unconsolidated affiliates
Distributions from equity method investments	(3.7)	(4.3)
Excess in earnings of equity method investments, net of distributions	$5.4	$6.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

4. Long‑term debt

Long‑term debt consists of the following:

	March 31,	December 31,
	2017	2016	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$614.9	$639.9	LIBOR(2)(3)	plus	5.00%
Senior unsecured notes, due June 2036 (Cdn$210.0)	157.9	156.4			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	11.9	13.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025	26.3	27.0	LIBOR	plus	1.37%
Piedmont term loan, due 2018	56.6	56.6	LIBOR	plus	3.75%
Other long-term debt	0.2	0.2	5.50	% -	6.70%
Less: unamortized discount	(16.1)	(17.2)
Less: unamortized deferred financing costs	(14.0)	(15.3)
Less: current maturities	(109.4)	(111.9)
Total long-term debt	$728.3	$749.2

Current maturities consist of the following:

	March 31,	December 31,
	2017	2016	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$97.5	$100.0	LIBOR(2)(3)	plus	5.00%
Epsilon Power Partners term facility, due 2019	6.3	6.2	LIBOR	plus	3.125%
Cadillac term loan, due 2025	3.0	3.0	LIBOR	plus	1.37%
Piedmont term loan, due 2018	2.5	2.5	LIBOR	plus	3.75%
Other short-term debt	0.1	0.2	5.50	% -	6.70%
Total current maturities	$109.4	$111.9

(1)

On a quarterly basis, we make a cash sweep payment to fund the principal balance, based on terms as defined in the term loan credit agreement. The portion of the senior secured term loan facility classified as current is based on principal payments required to reduce the aggregate principal amount of senior secured term loan outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule.

(2)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $395.4 million of the $614.9 million outstanding aggregate borrowings under our senior secured term loan facility at March 31, 2017. See Note 6, Accounting for derivative instruments and hedging activities for further details.

(3)	In April 2017, the interest rate for the senior secured term loan facility was amended to LIBOR plus 4.25%. LIBOR cannot be less than 1.00%.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

5. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of March 31, 2017 and December 31, 2016. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91.5	$—	$—	$91.5
Restricted cash	10.0	—	—	10.0
Derivative instruments asset	—	7.8	—	7.8
Total	$101.5	$7.8	$—	$109.3
Liabilities:
Derivative instruments liability	$—	$29.4	$—	$29.4
Total	$—	$29.4	$—	$29.4

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85.6	$—	$—	$85.6
Restricted cash	13.3	—	—	13.3
Derivative instruments asset	—	8.6	—	8.6
Total	$98.9	$8.6	$—	$107.5
Liabilities:
Derivative instruments liability	$—	$28.9	$—	$28.9
Total	$—	$28.9	$—	$28.9

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of March 31, 2017, the credit valuation adjustments resulted in a $4.1 million net increase in fair value, which consists of a $0.3 million pre‑tax gain in other comprehensive income and a $3.8 million gain in change in fair value of derivative instruments. As of December 31, 2016, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.3 million pre‑tax gain in other comprehensive income and a $3.5 million gain in change in fair value of derivative instruments.

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

Gas purchase and sale agreements

We have entered into various gas purchase and sale agreements for our Nipigon projects that expire ranging from October 31, 2018 through December 31, 2022. In June 2014, Atlantic Power Limited Partnership (“APLP”) entered into contracts for the purchase of 2.9 million Gigajoules (“Gj”) of future natural gas purchases beginning on November 1, 2014 and expiring on December 31, 2017 for our projects in Ontario. In December 2016, we also entered into a gas purchase agreement for our Kenilworth project to fix the price of 0.8 million Mmbtu of natural purchases beginning on January 1, 2017 and expiring on December 31, 2017. These agreements do not qualify for the normal purchase normal sales (“NPNS”) exemption and are accounted for as derivative financial instruments because we could not conclude that it is probable that these contracts will not settle net and will result in physical delivery. These derivative financial instruments are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 6.8 million Mmbtu of future natural gas purchases at Orlando, which is approximately 90% of our share of the expected natural gas purchases at the project through December 2018. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at March 31, 2017. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

Atlantic Power Limited Partnership Holdings (“APLP Holdings”) has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate for $395.4 million notional amount of the remaining $614.9 million aggregate principal amount of borrowings under the senior secured term loans. These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the senior secured term loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 5.00%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 6.00% all-in rate on the senior secured term loans. As a result of entering into the swap agreements, the all-in rate for $395.4 million of the senior secured term loans cannot be less than 6.00%, if the Adjusted Eurodollar Rate is equal to or greater than 1.00%. In April 2017, the interest rate for the senior secured term loans was amended to the Adjusted Eurodollar Rate plus an applicable margin of 4.25%, resulting in a minimum of a 5.25% all-in rate.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The Piedmont project has interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable‑rate debt. The interest rate swap agreements effectively convert the floating rate debt from LIBOR plus an applicable margin of 3.75% to a fixed rate of 4.47% plus an applicable margin of 4.00% until the maturity of the debt in August 2018, resulting in an all‑in rate of 8.47%. The swap continues at the fixed rate of 4.47% until November 2030. The interest rate swaps expire on November 30, 2030. The interest rate swap agreements are not designated as hedges, and changes in their fair market value are recorded in the consolidated statements of operations.

The Cadillac project has an interest rate swap agreement that effectively fixes the interest rate at 6.1% through February 15, 2019, 6.3% from February 16, 2019 to February 15, 2023, and 6.4% thereafter. The notional amount of the interest rate swap agreement matches the outstanding principal balance over the remaining life of Cadillac’s debt. This swap agreement, which qualifies for and is designated as a cash flow hedge, is effective through June 2025 and the effective portion of the changes in the fair market value is recorded in accumulated other comprehensive loss.

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes. Principal and interest payments for our senior secured term loans as well as our U.S dollar-denominated convertible debentures are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements. In March 2017, we entered into foreign exchange forward contracts to sell Cdn$10 million at an exchange rate of 1.3381 on each of June 19, 2017, September 19, 2017 and December 19, 2017. The foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations at March 31, 2017.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at March 31, 2017 and December 31, 2016:

		March 31,	December 31,
	Units	2017	2016
Natural gas swaps	Natural Gas (Mmbtu)	6.8	4.9
Gas purchase agreements	Natural Gas (Gigajoules)	12.5	11.3
Interest rate swaps	Interest (US$)	478.7	506.9
Foreign currency forward contracts	Dollars (Cdn$)	30.0	-

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Fair value of derivative instruments

We disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	March 31, 2017
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.7
Interest rate swaps long-term	—	1.9
Total derivative instruments designated as cash flow hedges	—	2.6
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	0.9	1.5
Interest rate swaps long-term	4.1	6.2
Natural gas swaps current	2.8	0.6
Natural gas swaps long-term	—	0.1
Gas purchase agreements current	—	3.0
Gas purchase agreements long-term	—	15.2
Foreign currency forward contracts current	—	0.2
Total derivative instruments not designated as cash flow hedges	7.8	26.8
Total derivative instruments	$7.8	$29.4

	December 31, 2016
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.8
Interest rate swaps long-term	—	2.0
Total derivative instruments designated as cash flow hedges	—	2.8
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	0.4	1.9
Interest rate swaps long-term	4.5	6.5
Natural gas swaps current	3.9	0.8
Natural gas swaps long-term	0.1	—
Gas purchase agreements current	—	4.5
Gas purchase agreements long-term	—	12.7
Total derivative instruments not designated as cash flow hedges	8.9	26.4
Total derivative instruments	$8.9	$29.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended March 31, 2017	Swaps
Accumulated OCI balance at January 1, 2017	$0.7
Change in fair value of cash flow hedges	(0.2)
Realized from OCI during the period	0.3
Accumulated OCI balance at March 31, 2017	$0.8

Interest Rate
Three Months Ended March 31, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.5)
Realized from OCI during the period	0.2
Accumulated OCI balance at March 31, 2016	$(0.1)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended March 31,
	recognized in income	2017	2016
Gas purchase agreements	Fuel	$(0.4)	$11.6
Natural gas swaps	Fuel	1.3	2.0
Interest rate swaps	Interest, net	0.9	0.6

The following table summarizes the unrealized gain (loss) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Three Months Ended March 31,
	recognized in income	2017	2016
Natural gas swaps	Change in fair value of derivatives	$0.2	$1.8
Gas purchase agreements	Change in fair value of derivatives	(2.1)	(0.2)
Interest rate swaps	Change in fair value of derivatives	0.7	(2.8)
		$(1.2)	$(1.2)
Foreign currency forwards	Foreign exchange loss	$(0.2)	$—

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

7. Income taxes

	Three Months Ended March 31,
	2017	2016
Current income tax expense	$0.9	$1.5
Deferred income tax (benefit) expense	(1.2)	0.1
Total income tax (benefit) expense, net	$(0.3)	$1.6

For the three months ended March 31, 2017 and 2016

Income tax benefit for the three months ended March 31, 2017 was $0.3 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $0.2 million. The primary item increasing the tax rate for the three months ended March 31, 2017 was $0.7 million related to net increase to the Company’s valuation allowances in Canada due to an increase in tax assets. This was offset by $0.4 million relating to foreign exchange, $0.3 million relating to operating in higher tax rate jurisdictions and $0.1 million of other permanent differences.

Income tax expense for the three months ended March 31, 2016 was $1.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $3.0 million. The primary items increasing the tax rate for the three months ended March 31, 2016 were $2.8 million relating to a change in valuation allowance, $2.5 million related to foreign exchange, $0.6 million relating to dividend withholding and other taxes and $0.2 million of other permanent differences. These items were partially offset by $1.1 million relating to operating in higher tax rate jurisdictions and $0.4 million related to capital loss on intercompany notes.

As of March 31, 2017, we have recorded a valuation allowance of $186.6 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

8. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the three months ended March 31, 2017:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2016	2,101,118	2.08
Granted	1,817,463	2.38
Vested and redeemed	(869,419)	2.23
Forfeitures	(16,252)	2.32
Outstanding at March 31, 2017	3,032,910	$2.22

Cash payments made for vested notional units for the three months ended March 31, 2017 and 2016 were $0.0 million and $0.1 million, respectively. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $0.7 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at March 31, 2017 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50% (Cdn$4.77).

9. Basic and diluted loss per share

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

Because we reported a loss for the three months ended March 31, 2017 and 2016, respectively, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three months ended March 31, 2017 and 2016:

	2017	2016
Numerator:
Net loss attributable to Atlantic Power Corporation	$(2.7)	$(14.9)
Denominator:
Weighted average basic shares outstanding	114.8	121.9
Dilutive potential shares:
Convertible debentures	8.1	21.6
LTIP notional units	0.1	0.2
Potentially dilutive shares	123.0	143.7
Basic and diluted loss per share attributable to Atlantic Power Corporation	$(0.02)	$(0.12)

The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. Potentially dilutive shares from convertible debentures of 8.1 million and 21.6 million have been excluded from fully diluted shares in the three months ended March 31, 2017 and 2016, respectively, because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

10. Equity

The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company and total equity for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2017	$64.6	$221.3	$285.9
Net (loss) income	(2.7)	2.1	(0.6)
Realized and unrealized gain on hedging activities, net of tax	0.1	—	0.1
Foreign currency translation adjustment	2.0	—	2.0
Defined benefit plan, net of tax	0.1	—	0.1
Stock-based compensation	0.4	—	0.4
Dividends declared on preferred shares of a subsidiary company	—	(2.1)	(2.1)
Balance at March 31, 2017	$64.5	$221.3	$285.8

	Three months ended March 31, 2016
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2016	$213.9	$221.3	$435.2
Net (loss) income	(14.9)	2.0	(12.9)
Realized and unrealized loss on hedging activities, net of tax	(0.3)	—	(0.3)
Foreign currency translation adjustment	18.5	—	18.5
Common share repurchases	(0.9)	—	(0.9)
Stock-based compensation	0.6	—	0.6
Dividends declared on preferred shares of a subsidiary company	—	(2.0)	(2.0)
Balance at March 31, 2016	$216.9	$221.3	$438.2

Stock Repurchase Program

In December 2015, our Board of Directors approved an NCIB for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd (“APPEL”), our wholly-owned subsidiary. The Board authorization permitted the Company to repurchase stock through open market repurchases. The NCIB expired on December 28, 2016. Through March 31, 2016, we repurchased and cancelled 0.6 million common shares at a total cost of $0.9 million. For the year ended December 31, 2016, we repurchased a cumulative 8.0 million common shares at a total cost of $19.5 million. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets.

On December 29, 2016, we commenced a new NCIB that will expire on December 28, 2017 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs.  Under the new NCIB, we may purchase up to approximately 11.3 million common shares, or 10% of our public float. We did not repurchase any common shares in the three months ended March 31, 2017.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

11. Segment and geographic information

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

A reconciliation of Project Adjusted EBITDA to net loss for the three months ended March 31, 2017 and 2016 is included in the table below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended March 31, 2017
Project revenues	$36.1	$23.4	$38.7	$0.2	$98.4
Segment assets	628.3	304.9	292.9	215.4	1,441.5
Project Adjusted EBITDA	$27.2	$9.1	$27.5	$0.0	$63.8
Change in fair value of derivative instruments	0.2	—	3.3	(2.3)	1.2
Depreciation and amortization	11.5	10.0	13.3	0.1	34.9
Interest, net	2.6	(0.2)	—	—	2.4
Project income (loss)	12.9	(0.7)	10.9	2.2	25.3
Administration	—	—	—	6.4	6.4
Interest expense, net	—	—	—	17.3	17.3
Foreign exchange loss	—	—	—	2.5	2.5
Income (loss) from continuing operations before income taxes	12.9	(0.7)	10.9	(24.0)	(0.9)
Income tax benefit	—	—	—	(0.3)	(0.3)
Net income (loss) from continuing operations	$12.9	$(0.7)	$10.9	$(23.7)	$(0.6)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended March 31, 2016
Project revenues	$39.4	$19.1	$47.7	$0.2	$106.4
Segment assets	802.5	340.4	439.4	77.7	1,660.0
Project Adjusted EBITDA	$30.3	$7.5	$24.8	$(0.1)	$62.5
Change in fair value of derivative instruments	0.7	—	(0.4)	0.9	1.2
Depreciation and amortization	11.0	9.9	8.8	0.2	29.9
Interest, net	2.5	—	—	—	2.5
Other project expense	—		—	0.2	0.2
Project income (loss)	16.1	(2.4)	16.4	(1.4)	28.7
Administration	—	—	—	6.1	6.1
Interest expense, net	—	—	—	16.6	16.6
Foreign exchange loss	—	—	—	19.8	19.8
Other income, net	—	—	—	(2.5)	(2.5)
Income (loss) from continuing operations before income taxes	16.1	(2.4)	16.4	(41.4)	$(11.3)
Income tax expense	—	—	—	1.6	1.6
Net income (loss) from continuing operations	$16.1	$(2.4)	$16.4	$(43.0)	$(12.9)

The table below provides information, by country, about our consolidated operations for each of the three months ended March 31, 2017 and 2016 and Property, Plant & Equipment as of March 31, 2017 and December 31, 2016, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue Three Months Ended March 31,		Property, Plant and Equipment, net of accumulated depreciation
	2017	2016	March 31, 2017	December 31, 2016
United States	$59.7	$58.7	$492.0	$499.2
Canada	38.7	47.7	225.0	234.0
Total	$98.4	$106.4	$717.0	$733.2

Independent Electricity System Operator (“IESO”), Niagara Mohawk and BC Hydro provided 30.0%, 11.7% and 10.4%, respectively, of total consolidated revenues for the three months ended March 31, 2017. IESO, BC Hydro and Niagara Mohawk provided 38.1%, 14.2% and 9.9%, respectively, of total consolidated revenues for the three months ended March 31, 2016. IESO purchases electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the Canada segment, San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment, Georgia Power purchases electricity from the Piedmont project in the East U.S. segment and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

12. Guarantees and Contingencies

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

Contingencies

Ontario Electricity Financial Corporation (“OEFC”) Settlement

On January 19, 2017, the Supreme Court of Canada denied the Ontario Electricity Financial Corporation (“OEFC”) leave to appeal the Ontario Court of Appeal Decision concerning the interpretation of the price escalator for power sold to the OEFC under certain power purchase agreements with non-utility generators. We were not party to that litigation. We did, however, enter into a standstill agreement with the OEFC in April 2015, with respect to our North Bay, Kapuskasing and Tunis projects, arising out of our disagreement with the OEFC over the interpretation of the price escalator calculation in our PPAs. Under the standstill agreement we reserved our right to bring claims against the OEFC and suspended the running of any applicable limitation period to bring such claims.

On April 27, 2017, we entered into a settlement agreement with the OEFC with respect to our standstill agreement. Under the terms of the settlement, the OEFC has agreed to pay us approximately Cdn$36.1 million, representing the application of the price escalator calculation under the respective PPAs for power sold to the OEFC beginning in April 2013 and through December 31, 2017.

Of the Cdn$36.1 million amount agreed upon in settlement, the OEFC previously paid Cdn$8.4 million for our North Bay and Kapuskasing plants representing the application of the price escalator calculation under their respective PPAs for power sold to the OEFC in 2016, as well as Cdn$2.3 million representing the application of the price escalator to the enhanced dispatch contracts at North Bay and Kapuskasing for the three months ended March 31, 2017. The total Cdn$10.7 million received through March 31, 2017 is recorded as deferred revenue on the consolidated balance sheets at March 31, 2017. This amount, as well as Cdn$20.3 million that was received in May 2017 pursuant to the settlement agreement, will be recorded as revenue in the three and six months ended June 30, 2017, the period when all contingencies have been resolved. The remaining Cdn$5.1 million of the settlement relates to the application of the price escalator to the enhanced dispatch contracts at North Bay and Kapuskasing and will be recognized as revenue, when earned, through the expiration date of December 31, 2017.

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of March 31, 2017.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

13. Subsequent events

Senior secured term loan facility repricing

On April 17, 2017, the repricing of the $615 million senior secured term loan and $200 million senior secured revolving credit facility became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by 0.75% to LIBOR plus 4.25%. The LIBOR floor remains at 1.00% and the mandatory 1% annual amortization and cash sweep provisions of the term loan are unchanged. We will account for the repricing as a modification and record approximately $1.3 million of third-party costs as expense in the three months ended June 30, 2017.

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

•	our ability to renew or enter into new PPAs on favorable terms or at all after the expiration of our current agreements;

•	our ability to meet the financial covenants under our senior secured term loans and other indebtedness;

•	expectations regarding maintenance and capital expenditures; and

•	the impact of legislative, regulatory, competitive and technological changes.

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

Forward‑looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. In addition, a number of factors could cause actual results to differ materially from the results discussed in the forward‑looking statements, including, but not limited to, the factors included in the filings Atlantic Power makes from time to time with the SEC and the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2016 and in this Quarterly Report on Form 10‑Q. To the extent any risk factors in our Annual Report on Form 10‑K for the year ended December 31, 2016 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10‑Q, including with respect to our business plan and any updates to our business strategy, such risk factors should be read in light of such information. Our business is both highly competitive and subject to various risks.

These risks include, without limitation:

•	the expiration or termination of PPAs and our ability to renew or enter into new PPAs on favorable terms or at all;

•	our ability to service our debt obligations or generate sufficient cash flow to pay preferred dividends;

•

our ability to access liquidity for the ongoing operation of our business and the execution of our business plan or any potential options, which may involve one or more of the use of cash on hand, the issuance of additional corporate debt or equity securities and the incurrence of privately‑placed bank or institutional non‑recourse operating level debt;

•	our indebtedness and financing arrangements and the terms, covenants and restrictions included in our senior secured term loans;

•	exchange rate fluctuations;

•	the impact of downgrades in our credit rating or the credit rating of our outstanding debt securities, and changes in our creditworthiness;

•	unstable capital and credit markets;

•	the dependence of our projects on their electricity and thermal energy customers;

•	exposure of certain of our projects to fluctuations in the price of electricity or natural gas;

•	the dependence of our projects on third‑party suppliers;

•	projects not operating according to plan;

•	the effects of weather, which affects demand for electricity and fuel as well as operating conditions;

•	U.S., Canadian and/or global economic conditions and uncertainty;

•	risks beyond our control, including but not limited to geopolitical crisis, acts of terrorism or related acts of war, natural disasters or other catastrophic events;

•	the adequacy of our insurance coverage;

•	the impact of significant energy, environmental and other regulations on our projects;

•	the impact of impairment of goodwill or long‑lived assets;

•	increased competition, including for acquisitions;

•	our limited control over the operation of certain minority‑owned projects;

•	transfer restrictions on our equity interests in certain projects;

•	risks inherent in the use of derivative instruments;

•	labor disruptions;

•	the impact of hostile cyber intrusions;

•	the impact of our failure to comply with the U.S. Foreign Corrupt Practices Act and/or Canadian Corruption of Foreign Public Officials Act; and

•	our ability to retain, motivate and recruit executives and other key employees.

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

OVERVIEW

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of March 31, 2017, our power generation projects had an aggregate gross electric generation capacity of approximately 2,138 MW in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three power generation projects across nine states in the United States and two provinces in Canada. Nineteen of the projects are currently operational, totaling 1,975 MW on a gross capacity basis and 1,337 MW on a net ownership basis. The remaining four projects, all in Ontario, are not operational, three due to revised contractual arrangements with the offtaker and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence between November 2017 and June 2019. Eighteen of our projects are majority‑owned.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from December 31, 2017 to December 31, 2037. Nine of our projects, representing 25% of our net MW and 30% of our 2016 Project Adjusted EBITDA, have PPAs or other contractual arrangements that will expire within the next five years. These projects are Kapuskasing (2017), North Bay (2017), Williams Lake (2018), Kenilworth (2018), Naval Station (2019), Naval Training Center (2019), North Island (2019), Calstock (2020) and Oxnard (2020). There are no PPA expirations in 2021. When a PPA expires, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. Our MW-weighted average remaining PPA life is approximately 7 years. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

RECENT DEVELOPMENTS

OEFC Settlement

On April 27, 2017, we entered into a settlement agreement with the OEFC relating to a standstill agreement we entered into with the OEFC in April 2015, with respect to our North Bay, Kapuskasing and Tunis projects, arising out of our disagreement with the OEFC over the interpretation of the price escalator calculation in our PPAs. As a result of the settlement, the OEFC has agreed to pay us approximately Cdn$36.1 million, representing the application of the price escalator calculation under their respective PPAs for power sold to the OEFC beginning in April 2013 and through December 31, 2017.

Of the Cdn$36.1 million amount agreed upon in settlement, the OEFC previously paid Cdn$8.4 million for our North Bay and Kapuskasing plants representing the application of the price escalator calculation under their respective PPAs for power sold to the OEFC in 2016, as well as Cdn$2.3 million representing the application of the price escalator to the enhanced dispatch contracts at North Bay and Kapuskasing for the three months ended March 31, 2017. The total Cdn$10.7 million received through March 31, 2017 is recorded as deferred revenue on the consolidated balance sheets at March 31, 2017. This amount, as well as Cdn$20.3 million that was received in May 2017 pursuant to the settlement agreement, will be recorded as revenue in the three and six months ended June 30, 2017, the period when all contingencies have been resolved. The remaining Cdn$5.1 of the settlement relates to the application of the price escalator to the enhanced dispatch contracts at North Bay and Kapuskasing and will be recognized as revenue, when earned, through the expiration date of December 31, 2017.

Senior secured term loan facility repricing

On April 17, 2017, the repricing of the $615 million senior secured term loan and $200 million senior secured revolving credit facility became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by 0.75% to LIBOR plus 4.25%. The LIBOR floor remains at 1.00% and the mandatory 1% annual amortization and cash sweep provisions of the term loan are unchanged.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of May 2, 2017, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

							Power	Customer Credit
Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
East U.S. Segment
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December, 2023	A–
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	December, 2032	A–
Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP(2)	December, 2034	BBB+
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	December, 2028	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric(3)	March, 2024	BBB+
					16	Chemours Co.	March, 2024	BB-
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September, 2018	AA
Curtis Palmer(4)	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December, 2027	A–
Selkirk(1)	New York	Natural Gas	345	17.70%	61	Merchant	N/A	NR
West U.S. Segment
Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric(5)	December, 2019	A
Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric(5)	December, 2019	A
North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric(5)	December, 2019	A
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May, 2020	BBB+
Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April, 2022	A–
Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August, 2022	AA–
					45	Grays Harbor PUD	August, 2022	A+
					30	Franklin, Co. PUD	August, 2022	A+
Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December, 2037	BBB
Canada Segment
Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September, 2027	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August, 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March, 2018	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	June, 2020	AA
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2017 (6)	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2022 (7)	AA
North Bay	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2017 (6)	AA
Tunis	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	(8)	AA

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

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through March 31, 2017, the facility has generated 7,055 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

(5)

Our land use license agreements with the U.S. Navy expire on February 8, 2018. Our PPAs with San Diego Gas & Electric expire on December 31, 2019. If we are unable to extend our land use license agreements through the end of our PPAs, we will not be able to operate these plants beyond February 8, 2018 and could be subject to potential liabilities under our PPAs. For a description of the status of these agreements and related renegotiations, see Item 1A. Risk Factors - The expiration or termination of our PPAs could have a material adverse impact on our business, results of operation and financial condition in our Annual Report on Form 10-K.

(6)

In December 2016, we entered into agreements to terminate our PPAs originally scheduled to expire on December 31, 2017 one year ahead of their expiration dates. Additionally, we entered into enhanced dispatch contracts with the IESO, which provide a fixed monthly payment to the plants until December 31, 2017. The contracts have no delivery obligations and allow us to retain operating flexibility. Based on our assessment of the Ontario power market, including the estimated impact on plant economics, we do not expect to operate the plants during the term of the enhanced dispatch contracts or subsequent to their expiration.

(7)

In December 2016, we entered into an enhanced dispatch contract with IESO. The enhanced dispatch contract for Nipigon provides fixed monthly payments to that plant through October 31, 2018. During that period, the plant's PPA with the OEFC will be suspended. At the conclusion of that period, the arrangement will revert to the existing terms of the PPA, which is scheduled to expire in December 2022. We do not expect Nipigon to be operational through October 31, 2018.

(8)

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

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2017 and 2016, which are analyzed in greater detail below:

	Three months ended
	March 31,
	2017	2016
Project revenue	$98.4	$106.4
Project income	$25.3	$28.7
Net loss attributable to Atlantic Power Corporation	$(2.7)	$(14.9)
Loss per share attributable to Atlantic Power Corporation—basic and diluted	$(0.04)	$(0.12)
Project Adjusted EBITDA(1)	$63.8	$62.5

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Revenue decreased by $8.0 million from $106.4 million in the three months ended March 31, 2016 to $98.4 million in the three months ended March 31, 2017. The primary driver of the decrease is as follows:

•

Enhanced dispatch contracts – under the enhanced dispatch contracts with the IESO, we suspended operations at our Kapuskasing, North Bay and Nipigon projects, which resulted in $1.9 million, $1.7 million and $2.3 million decreases in project revenue, respectively. Revenue recorded from the enhanced dispatch contracts is classified as other revenue on the consolidated statements of operations. Under the prior PPAs, revenue from these projects was recorded as energy and capacity revenue.

Consolidated project income decreased by $3.4 million from $28.7 million of project income in the three months ended March 31, 2016 to $25.3 million of project income in the three months ended March 31, 2017. The primary drivers of the decrease are as follows:

•	Revenue – revenue decreased $8.0 million as discussed above; and

•

Depreciation expense – depreciation expense increased $4.7 million from the comparable 2016 period primarily due to a $2.3 million and a $1.8 million increase at our Kapuskasing and North Bay projects, respectively, as a result of accelerating depreciation through the December 31, 2017 termination date of their enhanced dispatch contracts.  Prior to entering into the enhanced dispatch contracts, these projects were being depreciated through 2027, the estimated remaining useful lives determined on their acquisition date.

These decreases in project income were partially offset by an increase in project income resulting from:

•

Fuel expense – fuel expense decreased $10.0 million from the comparable 2016 period primarily due to the expiration of fuel contracts at North Bay and Kapuskasing on December 31, 2016. Natural gas purchased under those expired contracts in the comparable 2016 period were at prices well above market prices. These projects are also not in operation under the terms on their enhanced dispatch contracts.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 38.

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

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table provides our consolidated results of operations:

	Three months ended March 31,
	2017	2016	$ change	% change
Project revenue:
Energy sales	$37.1	$52.5	$(15.4)	(29.3)%
Energy capacity revenue	19.5	31.9	(12.4)	(38.9)%
Other	41.8	22.0	19.8	90.0%
	98.4	106.4	(8.0)	(7.5)%
Project expenses:
Fuel	28.9	38.9	(10.0)	(25.7)%
Operations and maintenance	20.4	21.2	(0.8)	(3.8)%
Depreciation and amortization	29.5	24.8	4.7	19.0%
	78.8	84.9	(6.1)	(7.2)%
Project other expense:
Change in fair value of derivative instruments	(1.2)	(1.2)	—	NM
Equity in earnings of unconsolidated affiliates	9.0	10.7	(1.7)	(15.9)%
Interest expense, net	(2.2)	(2.1)	(0.1)	NM
Other income, net	0.1	(0.2)	0.3	NM
	5.7	7.2	(1.5)	(20.8)%
Project income	25.3	28.7	(3.4)	(11.8)%
Administrative and other expenses:
Administration	6.4	6.1	0.3	NM
Interest expense, net	17.3	16.6	0.7	NM
Foreign exchange loss	2.5	19.8	(17.3)	(87.4)%
Other income, net	—	(2.5)	2.5	NM
	26.2	40.0	(13.8)	(34.5)%
Loss from operations before income taxes	(0.9)	(11.3)	10.4	(92.0)%
Income tax (benefit) expense	(0.3)	1.6	(1.9)	NM
Net loss	(0.6)	(12.9)	12.3	NM
Net income attributable to Preferred share dividends of a subsidiary company	2.1	2.0	0.1	5.0%
Net loss attributable to Atlantic Power Corporation	$(2.7)	$(14.9)	$12.2	NM

	Three months ended March 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.8	$8.5	$6.8	$—	$37.1
Energy capacity revenue	10.1	6.7	2.7	—	19.5
Other	4.2	8.2	29.2	0.2	41.8
	36.1	23.4	38.7	0.2	98.4
Project expenses:
Fuel	12.6	11.6	4.7	—	28.9
Operations and maintenance	7.5	6.1	6.6	0.2	20.4
Depreciation and amortization	8.8	7.3	13.2	0.2	29.5
	28.9	25.0	24.5	0.4	78.8
Project other income (expense):
Change in fair value of derivative instruments	(0.2)	—	(3.3)	2.3	(1.2)
Equity in earnings of unconsolidated affiliates	8.1	0.9	—	—	9.0
Interest expense, net	(2.2)	—	—	—	(2.2)
Other expense, net	—	—	—	0.1	0.1
	5.7	0.9	(3.3)	2.4	5.7
Project income (loss)	$12.9	$(0.7)	$10.9	$2.2	$25.3

	Three months ended March 31, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$22.4	$6.5	$23.6	$—	$52.5
Energy capacity revenue	11.8	6.6	13.5	—	31.9
Other	5.2	6.0	10.6	0.2	22.0
	39.4	19.1	47.7	0.2	106.4
Project expenses:
Fuel	13.8	8.1	17.0	—	38.9
Operations and maintenance	8.1	6.9	5.8	0.4	21.2
Depreciation and amortization	8.5	7.3	8.9	0.1	24.8
	30.4	22.3	31.7	0.5	84.9
Project other income (expense):
Change in fair value of derivative instruments	(0.7)	—	0.4	(0.9)	(1.2)
Equity in earnings of unconsolidated affiliates	9.9	0.8	—	—	10.7
Interest expense, net	(2.1)	—	—	—	(2.1)
Other expense, net	—	—	—	(0.2)	(0.2)
	7.1	0.8	0.4	(1.1)	7.2
Project income (loss)	$16.1	$(2.4)	$16.4	$(1.4)	$28.7

East U.S.

Project income for the three months ended March 31, 2017 decreased $3.2 million from the comparable 2016 period primarily due to:

•

decreased project income of $3.6 million at Morris primarily due to higher fuel prices and lower PJM capacity revenue. Morris also recorded $1.0 million of revenue in the comparative 2016 period related to our management of a construction project;

•

decreased project income of $1.5 million at Orlando primarily due to a $3.7 million decrease in the change in fair value of derivatives, offset by lower fuel expense resulting from the settlement of favorable fuel swaps position; and

•	decreased project income of $0.8 million at Chambers primarily due to lower energy and steam revenue from mild weather.

These decreases were partially offset by:

•	increased project income of $3.1 million at Piedmont primarily due to a $2.7 million increase in the change in fair value of interest rate swap agreements.

West U.S.

Project loss for the three months ended March 31, 2017 decreased $1.7 million from the comparable 2016 period primarily due to:

•	increased project income of $1.0 million at Naval Station primarily due to a maintenance outage in the comparable 2016 period.

Canada

Project income for the three months ended Mach 31, 2017 decreased $5.5 million from the comparable 2016 period primarily due to:

•	decreased project income of $1.9 million at Mamquam primarily due to a maintenance outage in March

2017; and

•	decreased project income of $1.4 million at Calstock primarily due to lower waste heat revenue and higher fuel prices.

Un‑allocated Corporate

Total project income for the three months ended March 31, 2017 was $2.2 million compared to a total project loss of $1.4 million in the comparable 2016 period primarily due to a $3.2 million increase in the fair value of fuel swaps and gas purchase agreements accounted for as derivatives.

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

Administration

Administration expense did not change materially from the 2016 comparable period.

Interest expense, net

Interest expense increased $0.7 million from the comparable 2016 period primarily due to higher interest rates under the senior secured term loans entered into in April 2016, offset by the repurchase and cancellation of 6.25% and 5.60% convertible debentures in May 2016.

Foreign exchange loss

Foreign exchange loss for the three months ended March 31, 2017 decreased $17.3 million, or 87.4%, from the comparable 2016 period primarily due to $17.8 million decrease in unrealized gain in the revaluation of instruments denominated in Canadian dollars. The repurchase and cancellation of Cdn$152.1 million Canadian dollar-denominated convertible debentures was the most significant factor in the decrease. The closing U.S. dollar to Canadian dollar exchange rates were 1.33 and 1.30 at March 31, 2017 and 2016, respectively, a decrease of 0.9% as compared to a decrease of 6.2% in 2016. The average U.S. dollar to Canadian dollar exchange rates were 1.34 and 1.35 for the three months ended March 31, 2017 and 2016, respectively.

Other income, net

Other income, net increased $2.5 million primarily due to a gain recorded on the purchase and cancellation of convertible debentures in the comparable 2016 period.

Income tax expense

Income tax benefit for the three months ended March 31, 2017 was $0.3 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $0.2 million. The primary item increasing the tax rate for the three months ended March 31, 2017 was $0.7 million related to net increase to the Company’s valuation allowances in Canada due to an increase in tax assets. This was offset by $0.4 million relating to foreign exchange, $0.3 million relating to operating in higher tax rate jurisdictions and $0.1 million of other permanent differences.

Income tax expense for the three months ended March 31, 2016 was $1.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $3.0 million. The primary items increasing the tax rate for the three months ended March 31, 2016 were $2.8 million relating to a change in valuation allowance, $2.5 million related to foreign exchange, $0.6 million relating to dividend withholding and other taxes and $0.2 million of other permanent differences. These items were partially offset by $1.1 million relating to operating in higher tax rate jurisdictions and $0.4 million related to capital loss on intercompany notes.

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in MW hours. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three months ended March 31, 2017. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net MWh.

	Generation
	Three months ended March 31,
			% change
(in thousands of Net MWh)	2017	2016	2017 vs. 2016
Segment
East U.S.	596.3	664.1	(10.2)%
West U.S.	350.6	342.6	2.3%
Canada	211.7	543.8	(61.1)%
Total	1,158.6	1,550.5	(25.3)%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Aggregate power generation for the three months ended March 31, 2017 decreased 25.3% from the comparable 2016 period primarily due to:

•

decreased generation in the Canada segment primarily due to a decrease of 268.2 net MWh on a combined basis at Kapuskasing, Nipigon and North Bay, primarily due to their suspended operation status under the enhanced dispatch contracts, and a 38.6 net MWh decrease in generation at Mamquam due to lower water flows in March 2017; and

•	decreased generation in the East U.S. segment primarily due to a 33.2 net MWh decrease in generation at Morris due to lower merchant demand.

These decreases were partially offset by:

•	increased generation in the West U.S. segment primarily due to a 10.3 net MWh increase in generation at Naval Station due to a maintenance outage in the comparable 2016 period.

	Availability
	Three months ended March 31,
			% change
	2017	2016	2017 vs. 2016
Segment
East U.S.	98.8%	99.0%	(0.2)%

West U.S.	94.7%	89.6%	5.7%
Canada	91.4%	99.5%	(8.1)%
Weighted average	96.8%	96.6%	0.2%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Aggregate power availability for the three months ended March 31, 2017 increased 0.2% from the comparable 2016 period primarily due to:

•	increased availability in the West U.S. segment primarily due to a maintenance outage at Naval Station in the comparable 2016 period.

This increase was partially offset by:

•	decreased availability in the Canada segment primarily due to a maintenance outage at Mamquam.

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

Project Adjusted EBITDA

	March 31,		$ change
	2017	2016	2017 vs 2016
Net loss	$(0.6)	$(12.9)	$12.3
Income tax (benefit) expense	(0.3)	1.6	(1.9)
Loss from operations before income taxes	(0.9)	(11.3)	10.4
Administration	6.4	6.1	0.3
Interest expense, net	17.3	16.6	0.7
Foreign exchange loss	2.5	19.8	(17.3)
Other income, net	—	(2.5)	2.5
Project income	$25.3	$28.7	$(3.4)
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	34.9	29.9	5.0
Interest expense, net	2.4	2.5	(0.1)
Change in the fair value of derivative instruments	1.2	1.2	—
Other expense	—	0.2	(0.2)
Project Adjusted EBITDA	$63.8	$62.5	$1.3
Project Adjusted EBITDA by segment
East U.S.	27.2	30.3	(3.1)
West U.S.	9.1	7.5	1.6
Canada	27.5	24.8	2.7
Un-Allocated Corporate	0.0	(0.1)	0.1
Total	63.8	62.5	1.3

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended March 31,
			% change
	2017	2016	2017 vs. 2016
East U.S.
Project Adjusted EBITDA	$27.2	$30.3	(10)%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Project Adjusted EBITDA for the three months ended March 31, 2017 decreased $3.1 million from the comparable 2016 period primarily due to decreased Project Adjusted EBITDA of:

•

$4.6 million at Morris primarily due to higher fuel prices and lower PJM capacity revenue. Morris also recorded $1.0 million of revenue in the comparative 2016 period related to our management of a construction project.

This decrease was partially offset by an increase in Project Adjusted EBITDA of:

•	$2.1 million at Orlando due to lower fuel expenses resulting from the settlement of favorable fuel swaps.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended March 31,
			% change
	2017	2016	2017 vs 2016
West U.S.
Project Adjusted EBITDA	$9.1	$7.5	21%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Project Adjusted EBITDA for the three months ended March 31, 2017 increased $1.6 million from the comparable 2016 period primarily due to increased Project Adjusted EBITDA of:

•	$1.0 million at Naval Station primarily due to a maintenance outage in the comparable 2016 period.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended March 31,
			% change
	2017	2016	2017 vs. 2016
Canada
Project Adjusted EBITDA	$27.5	$24.8	11%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Project Adjusted EBITDA for the three months ended March 31, 2017 increased $2.7 million from the comparable 2016 period primarily due to increases in Project Adjusted EBITDA of:

•

$3.7 million and $3.1 million at Kapuskasing and North Bay, respectively, primarily due to the terms of the enhanced dispatch contracts and the expiration of unfavorable fuel purchase agreements on December 31, 2016.

These increases were partially offset by decreases in Project Adjusted EBITDA of:

•	$1.8 million at Mamquam primarily due to lower water flows; and

•	$1.4 million at Calstock primarily due to lower waste heat revenue and expiration of a rate adder in April 2016.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended March 31,
			% change
	2017	2016	2017 vs. 2016
Un-allocated Corporate
Project Adjusted EBITDA	$0.0	$(0.1)	(100)%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Project Adjusted EBITDA for the three months ended March 31, 2017 did not change materially from the comparable 2016 period.

Liquidity and Capital Resources

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$91.5	$85.6
Restricted cash	10.0	13.3
Total	101.5	98.9
Revolving credit facility availability	122.5	118.5
Total liquidity	$224.0	$217.4

Overview

Our primary sources of liquidity are distributions from our projects and availability under our revolving credit facility. Our future liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects) to December 2037. We are currently in negotiations with counterparties regarding the renewal or entry into new power purchase agreements or we may elect to operate certain facilities in the merchant market upon expiration of their PPAs. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, repurchase of common shares and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing external growth opportunities or fund our operations” in our Annual Report on Form 10‑K for the year ended December 31, 2016.

We expect to reinvest approximately $50.6 million in our portfolio, including equity method investments, in the form of project capital expenditures and maintenance expenses in 2017, of which $6.7 million has been incurred through March 31, 2017. Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2016. We do not expect any other material or unusual requirements for cash outflows for 2017 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Three months ended
	March 31,
	2017	2016	Change
Net cash provided by operating activities	$34.1	$29.4	$4.7
Net cash provided by investing activities	1.3	9.2	(7.9)
Net cash used in financing activities	(29.5)	(46.7)	17.2

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

For the three months ended March 31, 2017, the net increase in cash flows from operating activities of $4.7 million was primarily the result of the following:

•

Increase in deferred revenue – deferred revenue increased $7.9 million primarily due to cash payments received from the OEFC relating to the price escalator calculation under the respective PPAs for power sold to the OEFC in 2016, as well as the application of the price escalator to the enhanced dispatch contracts at North Bay and Kapuskasing for the three months ended March 31, 2017; and

•

Impact of enhanced dispatch contracts and lower fuel costs in Ontario – we recorded $6.6 million of higher gross margin at North Bay, Kapuskasing and Nipigon as a result of the enhanced dispatch contracts and the expiration of unfavorable gas purchase agreements at North Bay and Kapuskasing.

These increases were partially offset by a decrease in net cash provided by operating activities primarily resulting from the following:

•

Morris – a $4.6 million impact resulting from higher fuel prices, lower capacity prices in PJM and $1.0 million of revenue recorded in the comparative 2016 period related to our management of a construction project;

•

Interest payments – we made $2.9 million of higher interest payments in the three months ended March 31, 2017 than the comparable 2016 period due to higher outstanding balances under the senior secured term loan facility and higher interest rates; and

•	Hydrological conditions – lower water flows at our Mamquam project had a $1.8 million impact on cash flows from operations.

Investing Activities

For the three months ended March 31, 2017, the net decrease in cash flows provided by investing activities of $7.9 million was primarily the result of the following:

•	Reimbursement of construction cost – we received a reimbursement of $4.7 million for the construction project at Morris in the comparable 2016 period;

•	Restricted cash – the change in restricted cash decreased $1.9 million from the comparable 2016 period, primarily due to lower restricted cash requirements from decreased outstanding debt balances;

•

Purchase of property, plant and equipment – we made investments of $1.4 million of capitalized plant additions, primarily at Morris, in the three months ended March 31, 2017 as compared to $0.7 million in the comparable 2016 period.

Financing Activities

For the three months ended March 31, 2017, the net decrease in cash flows used in financing activities of $17.2 million was primarily the result of the following:

•	Convertible debenture repayments – we redeemed and cancelled $16.3 million of our convertible debentures in the comparable 2016 period; and

•	Common share repurchases – we purchased and cancelled 0.6 million common shares at a cost of $0.9 million in the comparable 2016 period.

Corporate Debt

The following table summarizes the maturities of our corporate debt at March 31, 2017:

						Remaining
	Maturity	Interest				Principal
	Date	Rates				Repayments	2017	2018	2019	2020	2021	Thereafter
Senior secured term loan facility(1)	April 2023	6.00%	-	6.12	% (2)	$614.9	$75.0	$90.0	$65.0	$105.0	$80.0	$199.9
Atlantic Power Income LP Note	June 2036	5.95%				157.9	—	—	—	—	—	157.9
Convertible Debenture	June 2019	5.75%				42.5	—	—	42.5	—	—	—
Convertible Debenture	December 2019	6.00%				60.9	—	—	60.9	—	—	—
Total Corporate Debt						$876.2	$75.0	$90.0	$168.4	$105.0	$80.0	$357.8

(1)

The senior secured term loans contain a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings Limited Partnership (“APLP Holdings”) and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the senior secured credit facilities and the Medium Term Notes, letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of senior secured term loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and Atlantic Power Preferred Equity Limited being unable to pay dividends to its shareholders. The amortization profile in the table above is based on principal payments according to the targeted principal amount described in (ii) above.

(2)	In April 2017, the interest rate of the senior secured term loans was amended to LIBOR plus an applicable margin of 4.25%.

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at March 31, 2017. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At May 2, 2017, all of our projects with the exception of Piedmont were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements. We do not expect our Piedmont project to meet its debt service coverage ratio covenants or to make distributions before the project’s debt maturity in 2018 at the earliest. See Note 6 to the consolidated financial statements of this Quarterly Report on Form 10-Q, Long‑term debt—Non‑Recourse Debt.

The range of interest rates presented represents the rates in effect at March 31, 2017. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2017	2018	2019	2020	2021	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	4.20%			$11.9	$4.7	$6.5	$0.7	$—	$—	$—
Piedmont	August 2018	8.22%			56.6	2.5	54.1	—	—	—	—
Cadillac	August 2025	6.10%			26.3	2.3	3.0	3.1	3.1	2.7	12.1
Total Consolidated Projects					94.8	9.5	63.6	3.8	3.1	2.7	12.1
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	—	—	5.2	7.8	8.8	21.1
Total Equity Method Projects					42.9	—	—	5.2	7.8	8.8	21.1
Total Project-Level Debt					$137.7	$9.5	$63.6	$9.0	$10.9	$11.5	$33.2

(1)

In June 2014, Chambers refinanced its project debt and issued (i) Series A (tax-exempt) Bonds due December 2023, of which our proportionate share is $41.3 million and (ii) Series B (taxable) Bonds due December 2019, of which our proportionate share is $1.6 million. The above table does not include our $4.2 million proportionate share of issuance premiums.

Uses of Liquidity

Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of principal and interest on our outstanding convertible debentures, senior secured term loans, Medium Term Notes and other corporate and project-level debt, funding the repurchase of shares of our common stock, our convertible debentures, our preferred shares (to the extent we choose to pursue any such repurchases), collateral and investment in our projects through capital expenditures, including major maintenance and business development costs and dividend payments to preferred shareholders of a subsidiary company.

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

We expect to reinvest approximately $5.6 million in 2017 (of which $1.4 million was reinvested in the three months ended March 31, 2017) in our portfolio in the form of project capital expenditures and incur $45.0 million of maintenance expenses (of which $5.3 million was incurred in the three months ended March 31, 2017). Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2016. We do not expect any other material or unusual requirements for cash outflows for 2017 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

We believe one of the benefits of our diverse fleet is that plant overhauls and other expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk‑based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected level in 2017 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

Recently Adopted and Recently Issued Accounting Guidance

See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10‑Q.

Off‑Balance Sheet Arrangements

As of March 31, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates and fuel and electricity prices. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to  materially  affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2016 except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10‑Q relates to such risk factors (including, without limitation, the matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). To the extent any risk factors in our Annual Report on Form 10‑K for the year ended December 31, 2016 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10‑Q, including with respect to our business plan and any updated to our business strategy, such risk factors should be read in light of such information.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.39*

Amendment dated April 17, 2017 to the Credit and Guaranty Agreement, dated as of April 13, 2016, among APLP Holdings Limited Partnership, as Borrower, Atlantic Power Corporation, as guarantor, Certain Subsidiaries of APLP Holdings Limited Partnership, as Guarantors, Various Lenders, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers, Goldman Sachs Lending Partners LLC and Bank of America, N.A., as Joint Syndication Agents, Goldman Sachs Lending Partners LLC as Administrative Agent and Collateral Agent, and Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China, in their respective capacities as Joint Lead Arrangers and Joint Bookrunners.

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

Date: May 4, 2017	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)