Form 10-Q
period 2017-09-30
ATLANTIC POWER CORP
filed 2017-11-09
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

The number of shares outstanding of the registrant’s Common Stock as of November 7, 2017 was 115,211,976.

ATLANTIC POWER CORPORATION

FORM 10‑Q

NINE MONTHS ENDED SEPTEMBER 30, 2017

GENERAL

In this Quarterly Report on Form 10‑Q, references to “Cdn$” and “Canadian dollars” are to the lawful currency of Canada and references to “$”, “US$” and “U.S. dollars” are to the lawful currency of the United States. All dollar amounts herein are in U.S. dollars, unless otherwise indicated.

Unless otherwise stated, or the context otherwise requires, references in this Quarterly Report on Form 10‑Q to “we,” “us,” “our,” “Atlantic Power” and the “Company” refer to Atlantic Power Corporation, those entities owned or controlled by Atlantic Power Corporation and predecessors of Atlantic Power Corporation.

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$122.4	$85.6
Restricted cash	12.5	13.3
Accounts receivable	48.8	37.3
Current portion of derivative instruments asset (Notes 6 and 7)	2.5	4.0
Inventory	20.3	16.0
Prepayments	6.7	5.9
Income taxes receivable	0.5	—
Other current assets	3.9	2.8
Total current assets	217.6	164.9
Property, plant, and equipment, net (Note 4)	652.6	733.2
Equity investments in unconsolidated affiliates (Note 3)	199.8	266.8
Power purchase agreements and intangible assets, net (Note 4)	201.6	246.2
Goodwill (Note 4)	36.0	36.0
Derivative instruments asset (Notes 6 and 7)	2.6	4.6
Other assets	3.7	5.1
Total assets	$1,313.9	$1,456.8
Liabilities
Current liabilities:
Accounts payable	$3.2	$4.5
Accrued interest	4.5	0.7
Other accrued liabilities	23.0	24.4
Current portion of long-term debt (Note 5)	156.5	111.9
Current portion of derivative instruments liability (Notes 6 and 7)	13.5	7.6
Other current liabilities	2.6	1.8
Total current liabilities	203.3	150.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 5)	637.3	749.2
Convertible debentures, net of unamortized deferred financing costs	105.5	100.4
Derivative instruments liability (Notes 6 and 7)	19.5	21.3
Deferred income taxes	26.5	68.3
Power purchase and fuel supply agreement liabilities, net	24.7	25.3
Asset retirement obligations, net	52.7	50.2
Other long-term liabilities	4.5	5.3
Total liabilities	1,074.0	1,170.9
Equity
Common shares, no par value, unlimited authorized shares; 115,211,976 and 114,649,888 issued and outstanding at September 30, 2017 and December 31, 2016	1,274.3	1,272.9
Accumulated other comprehensive loss (Note 2)	(132.3)	(148.5)
Retained deficit	(1,117.3)	(1,059.8)
Total Atlantic Power Corporation shareholders’ equity	24.7	64.6
Preferred shares issued by a subsidiary company (Note 11)	215.2	221.3
Total equity	239.9	285.9
Total liabilities and equity	$1,313.9	$1,456.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Project revenue:
Energy sales	$36.5	$40.7	$113.6	$138.4
Energy capacity revenue	37.9	44.0	85.7	113.2
Other	34.2	16.5	131.7	54.2
	108.6	101.2	331.0	305.8
Project expenses:
Fuel	26.2	36.8	79.1	110.8
Operations and maintenance	19.8	28.2	63.4	79.4
Depreciation and amortization	31.4	25.3	90.5	75.6
	77.4	90.3	233.0	265.8
Project other income:
Change in fair value of derivative instruments (Notes 6 and 7)	(1.9)	9.0	(5.8)	20.0
Equity in earnings (loss) of unconsolidated affiliates (Note 3)	9.2	9.6	(36.1)	27.9
Interest, net	(2.2)	(2.4)	(6.6)	(6.9)
Impairment (Note 4)	(57.3)	(84.7)	(57.3)	(84.7)
Other income, net	0.1	0.5	0.1	0.4
	(52.1)	(68.0)	(105.7)	(43.3)
Project loss	(20.9)	(57.1)	(7.7)	(3.3)
Administrative and other expenses:
Administration	5.5	5.7	17.6	17.6
Interest expense, net	13.8	20.0	49.5	87.9
Foreign exchange loss (gain)	9.4	(3.4)	17.7	19.1
Other income, net	—	(1.7)	—	(3.9)
	28.7	20.6	84.8	120.7
Loss from operations before income taxes	(49.6)	(77.7)	(92.5)	(124.0)
Income tax (benefit) expense (Note 8)	(15.9)	2.6	(38.5)	(14.2)
Net loss	(33.7)	(80.3)	(54.0)	(109.8)
Net (loss) income attributable to preferred shares of a subsidiary company	(0.8)	2.1	3.5	6.4
Net loss attributable to Atlantic Power Corporation	$(32.9)	$(82.4)	$(57.5)	$(116.2)
Net loss per share attributable to Atlantic Power Corporation shareholders: (Note 10)
Basic	$(0.29)	$(0.69)	$(0.50)	$(0.96)
Diluted	(0.29)	(0.69)	(0.50)	(0.96)
Weighted average number of common shares outstanding: (Note 10)
Basic	115.3	119.3	115.1	120.9
Diluted	115.3	119.3	115.1	120.9

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(33.7)	$(80.3)	$(54.0)	$(109.8)
Other comprehensive loss, net of tax:
Unrealized loss on hedging activities	$—	$—	$(0.3)	$(0.6)
Net amount reclassified to earnings	0.1	0.2	0.5	0.5
Net unrealized gain (loss) on derivatives	0.1	0.2	0.2	(0.1)
Defined benefit plan, net of tax	—	—	0.1	—
Foreign currency translation adjustments	9.2	(22.0)	15.9	(2.6)
Other comprehensive income (loss), net of tax	9.3	(21.8)	16.2	(2.7)
Comprehensive loss	(24.4)	(102.1)	(37.8)	(112.5)
Less: Comprehensive (loss) income attributable to preferred share dividends of a subsidiary company	(0.8)	2.1	3.5	6.4
Comprehensive loss attributable to Atlantic Power Corporation	$(23.6)	$(104.2)	$(41.3)	$(118.9)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash provided by operating activities:
Net loss	$(54.0)	$(109.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90.5	75.6
Gain on purchase and cancellation of convertible debentures	—	(4.7)
Loss on disposal of fixed assets	0.1	0.2
Stock-based compensation	1.6	1.4
Long-lived asset and goodwill impairment	57.3	84.7
Equity in loss (earnings) from unconsolidated affiliates	36.1	(27.9)
Distributions from unconsolidated affiliates	30.9	36.5
Unrealized foreign exchange loss	17.0	19.1
Change in fair value of derivative instruments	5.8	(20.0)
Amortization of debt discount and deferred financing costs	7.8	41.7
Change in deferred income taxes	(42.1)	(16.8)
Change in other operating balances
Accounts receivable	(11.5)	—
Inventory	(4.2)	1.1
Prepayments and other assets	0.6	0.3
Accounts payable	0.3	0.4
Accruals and other liabilities	1.7	10.1
Cash provided by operating activities	137.9	91.9
Cash (used in) provided by investing activities:
Change in restricted cash	0.8	2.6
Reimbursement of costs for third party construction project	—	4.7
Purchase of property, plant and equipment	(5.7)	(6.5)
Cash (used in) provided by investing activities	(4.9)	0.8
Cash used in financing activities:
Proceeds from term loan facility, net of discount	—	679.0
Common share repurchases	(0.2)	(13.9)
Preferred share repurchase	(3.1)	—
Repayment of corporate and project-level debt	(86.3)	(526.4)
Repayment of convertible debentures	(0.1)	(187.4)
Deferred financing costs	—	(16.2)
Dividends paid to preferred shareholders	(6.5)	(6.4)
Cash used in financing activities:	(96.2)	(71.3)
Net increase in cash and cash equivalents	36.8	21.4
Cash and cash equivalents at beginning of period	85.6	72.4
Cash and cash equivalents at end of period	$122.4	$93.8
Supplemental cash flow information
Interest paid	$44.2	$43.3
Income taxes paid, net	$3.4	$2.8
Accruals for construction in progress	$—	$0.4

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of September 30, 2017, our power generation projects had an aggregate gross electric generation capacity of approximately 2,138 megawatts (“MW”) in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three power generation projects across nine states in the United States and two provinces in Canada. Nineteen of the projects are currently operational, totaling 1,975 MW on a gross capacity basis and 1,337 MW on a net ownership basis. The remaining four projects, all in Ontario, are not operational, three due to revised contractual arrangements with the offtaker and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence before June 2019. Eighteen of our projects are majority‑owned.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements present fairly our consolidated financial position as of September 30, 2017, the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

Recently issued accounting standards

Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be required to make more estimates and use more judgment under the new standard. The new requirements will be effective for us beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but was not permitted before January 1, 2017. Management is currently evaluating the potential impact of this new guidance on our consolidated financial statements. We have developed and are executing a project plan to assess the potential impact of the standard and have evaluated the majority of our most significant contracts (PPAs). We have approximately 12 PPAs at our consolidated projects that require further analysis under this standard. Currently we recognize energy revenue upon transmission to the customer. Capacity revenue is recognized when billed as hours are made available under the terms of the relevant PPA. Our current policy appears to be in compliance with the new standard’s focus on when the customer obtains control of the goods or services. However, these agreements are complex and still require analysis prior to reaching a conclusion as to how the adoption of the standard will impact our financial position, results of operations and cash flows. Upon adoption, we expect to utilize the cumulative-effect adjustment method upon adoption as of January 1, 2018.

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

permitted. We expect to elect certain of the practical expedients permitted, including the expedient that permits us to retain our existing lease assessment and classification. We are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While we are currently evaluating the impact the new guidance will have on our financial position and results of operations, we expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending our review of our existing lease contracts and PPAs currently accounted for as operating leases. As this review is still in process, it is currently not practicable to quantify the impact of adopting this guidance at this time.

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

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance will be applied retrospectively. This guidance will change our presentation of restricted cash in the consolidated statements of cash flows upon adoption. If this guidance was adopted for the nine months ended September 30, 2017, cash flows provided by operations would decrease by $0.8 million and cash flows used in investing activities would increase by $0.8 million, and for the nine months ended September 30, 2016, cash flows provided by operating activities would increase by $2.6 million and cash flows used in investing activities would decrease by $2.6 million.

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

In May 2017, the FASB issued authoritative guidance to address diversity in practice and cost and complexity of applying the guidance relating to stock compensation to a change to the terms or conditions of a share-based payment

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

award. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the potential impact of the adoption on the consolidated financial statements.

In August 2017, the FASB issued authoritative guidance to align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the potential impact of the adoption on the consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

2. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency translation
Balance at beginning of period	$(141.6)	$(119.7)	$(148.3)	$(139.1)
Other comprehensive loss:
Foreign currency translation adjustments(1)	9.2	(22.0)	15.9	(2.6)
Balance at end of period	$(132.4)	$(141.7)	$(132.4)	$(141.7)
Pension
Balance at beginning of period	$(0.8)	$(0.4)	$(0.9)	$(0.4)
Other comprehensive loss:
Curtailment gain	—	—	0.1	—
Tax benefit (expense)	—	—	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	—	—	0.1	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	—	—	—
Total other comprehensive income	—	—	0.1	—
Balance at end of period	$(0.8)	$(0.4)	$(0.8)	$(0.4)
Cash flow hedges
Balance at beginning of period	$0.8	$(0.1)	$0.7	$0.2
Other comprehensive loss:
Net change from periodic revaluations	(0.1)	0.1	(0.6)	(1.0)
Tax benefit (expense)	0.1	(0.1)	0.3	0.4
Total Other comprehensive loss before reclassifications, net of tax	—	—	(0.3)	(0.6)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.2	0.3	0.9	0.9
Tax expense	(0.1)	(0.1)	(0.4)	(0.4)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.1	0.2	0.5	0.5
Total other comprehensive income (loss)	0.1	0.2	0.2	(0.1)
Balance at end of period	$0.9	$0.1	$0.9	$0.1

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).
(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

3. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three and nine months ended September 30, 2017 and 2016, respectively, for our proportional ownership interest in equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating results	2017	2016	2017	2016
Revenue
Frederickson	$5.9	$5.8	$16.0	$15.7
Orlando Cogen, LP	14.3	13.9	40.4	40.6
Koma Kulshan Associates	0.3	0.1	1.4	1.3
Chambers Cogen, LP	10.5	11.2	33.1	34.3
Selkirk Cogen Partners, LP	—	3.1	1.8	5.9
	31.0	34.1	92.7	97.8
Project expenses
Frederickson	4.9	4.9	16.8	14.3
Orlando Cogen, LP	7.2	6.9	22.1	19.6
Koma Kulshan Associates	0.3	0.4	0.8	0.9
Chambers Cogen, LP	8.9	9.3	27.2	27.8
Selkirk Cogen Partners, LP	—	2.6	2.8	5.9
	21.3	24.1	69.7	68.5
Project other expense
Frederickson	—	—	—	—
Orlando Cogen, LP	—	—	—	—
Koma Kulshan Associates	—	—	—	—
Chambers Cogen, LP	(0.5)	(0.4)	(48.5)	(1.4)
Selkirk Cogen Partners, LP	—	—	(10.6)	—
	(0.5)	(0.4)	(59.1)	(1.4)
Project income (loss)
Frederickson	1.0	0.9	(0.8)	1.4
Orlando Cogen, LP	7.1	7.0	18.3	21.0
Koma Kulshan Associates	—	(0.3)	0.6	0.4
Chambers Cogen, LP	1.1	1.5	(42.6)	5.1
Selkirk Cogen Partners, LP	—	0.5	(11.6)	—
Equity in earnings (loss) of unconsolidated affiliates	$9.2	$9.6	$(36.1)	$27.9

Distributions from equity method investments	(13.7)	(13.0)	(30.9)	(36.5)
Deficit in earnings of equity method investments, net of distributions	$(4.5)	$(3.4)	$(67.0)	$(8.6)

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

Selkirk

We own a 17.7% limited partner interest in Selkirk Cogen Partners, L.P. The project has operated as a merchant facility since the expiration of its PPA in August 2014. Since the expiration of its PPA, we have not received a distribution from Selkirk and have recorded a cumulative $1.2 million project loss. Based on the project’s history of providing no cash distributions while operating as a merchant facility, the short-term and long-term operational forecast, as well as the likelihood that further investment will be required in order to operate the facility, we determined that our investment in Selkirk is impaired and the decline in value is other than temporary. Accordingly, we recorded a $10.6 million full impairment in earnings from unconsolidated affiliates in the consolidated statements of operations in the second quarterly period of 2017.

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

4. Long-lived assets and goodwill

2017

We test our long-lived assets and goodwill for impairment at least annually, or more often if deemed appropriate based on management’s determination of the occurrence of certain trigger events under our impairment policy. When we have an expectation that we will be unable to renew or renegotiate a PPA, the value of the project may be impaired such that we would record an impairment loss.

Naval Station, North Island and Naval Training Center (“NTC”) (collectively, the “San Diego Projects”) sell power to San Diego Gas & Electric (“SDG&E”) under PPAs that are scheduled to expire in December 2019. In addition, the three projects supply steam to the U.S. Navy under agreements that provide these projects with the right to use the property at the respective sites on which each project is located (the "Navy agreements"). In August 2017, we were unsuccessful in obtaining contracts to provide the Navy with energy security that would have provided us with the right to use the Naval Station and North Island sites beyond February 2018. Following notification of the outcome of the Navy solicitation, we determined that it was unlikely that these projects will operate beyond the expiration of the Navy agreements. As a result, we performed long-lived asset impairment tests at each of these projects as of July 31, 2017.

In order to test the recoverability of the long-lived assets in the asset groups, we compared the carrying amount of the assets to estimated undiscounted future cash flows expected to be generated by each of the San Diego Projects through their expected decommissioning dates. The carrying value of each asset group includes its recorded property, plant equipment and intangible assets related to PPAs. As a result of this test, we recorded a total $57.3 million impairment ($22.5 million at Naval Station, $13.5 million at NTC and $21.2 million at North Island) in the three and nine months ended September 30, 2017. This impairment is composed of  an $18.2 million full impairment of intangible assets related to PPAs ($10.3 million at Naval Station, $3.6 million at NTC and $4.2 million at North Island) and a $39.1 million partial impairment of property, plant and equipment ($12.1 million at Naval Station, $9.9 million at NTC and $17.0 million at North Island). After recording the impairment, the San Diego projects have $7.7 million of property,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

plant and equipment at September 30, 2017, which represents our estimate of fair value based on the projects’ remaining undiscounted cash flows and salvage values. The San Diego projects have net removal obligations recorded of $4.6 million at September 30, 2017. We are in the process of evaluating the estimated removal costs and may have further adjustments to this amount in the three months ended December 31, 2017 as the timing and final arrangements for decommissioning the sites have not been determined.

2016

In the third quarter of 2016, we performed an event-driven goodwill impairment test. While declining power prices have been observed over the prior two years, we identified a significant decrease in the long-term outlook for power prices in the regions where our reporting units operate in the third quarter of 2016. Because the estimated future cash flows of our reporting units are sensitive to fluctuations in forward power prices and these prices are the most impactful input in calculating a reporting unit’s fair value, we determined that it was appropriate to perform an event-driven impairment test. For two of our reporting units (Morris and Nipigon) we performed a qualitative assessment and concluded that it was likely that the fair values significantly exceed the carrying values. These reporting units have aggregate goodwill of $6.9 million and have PPAs with significant remaining time before their expiration and are not significantly impacted by the decrease in the long-term outlook for power prices.

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

Subsequent to recording long-lived asset impairments, we performed the step 2 goodwill impairment test and recorded a $50.2 million full impairment at the Mamquam reporting unit, a $15.4 million partial impairment at the Curtis Palmer reporting unit, a $6.5 million full impairment at the North Bay reporting unit, a $6.7 million full impairment at the Kapuskasing reporting unit and no impairment at the Moresby Lake reporting unit for a total goodwill impairment charge of $78.8 million for the periods ended September 30, 2016. At the time of their acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Mamquam and Curtis Palmer reporting units were valued assuming a merchant basis for the period subsequent to the expiration of the projects’ original PPAs. The forecasted energy revenue on a merchant basis, in the respective markets in which those plants operate, was higher than the energy prices currently forecasted to be in effect subsequent to the expiration of the reporting unit’s PPA. Power prices, in the respective markets in which those plants operate, have declined from 2011 and from the dates of our previous impairment assessments due to several factors including decreased demand, lower oil prices and lower natural gas prices resulting from an abundance of shale gas. Our forecasts for DCFs also reflect a higher level of uncertainty for re‑contracting at prices than were previously forecasted in 2011. The decline in forward power prices for British Columbia since our prior goodwill impairment performed as of November 30, 2015, in particular, had a significant impact on the estimated DCFs of our Mamquam reporting unit and was the primary driver for its recorded goodwill impairment. British Columbia’s peak demand outlook has declined primarily due to a reduction in forecasted liquefaction build and need in the region and the associated loss of power demand. The resulting drop in the peak demand reduces the amount of needed capacity and therefore the capacity prices also were reduced.  Furthermore, the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

PPA at the Curtis Palmer reporting unit expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. Based on Curtis Palmer’s cumulative generation through the date of the goodwill impairment test, we anticipate the PPA expiring two years before December 2027. As a result, the DCF model for Curtis Palmer utilizes forward power prices for that two-year period that are substantially lower than the prices under the current PPA.

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

We determine the fair value of our reporting units using an income approach with DCF models, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected merchant power prices, generation, fuel costs and capital expenditure requirements. The undiscounted and discounted cash flows utilized in our long‑lived asset recovery and step 1 and 2 goodwill impairment tests for our reporting units are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. All cash flow forecasts from DCF models utilized estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We used historical experience to determine estimated future capital investment requirements. The discount rate applied to the DCF models represents WACC consistent with the risk inherent in future cash flows of the particular reporting unit and is based upon an assumed capital structure, cost of long‑term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the WACC rate were obtained from reputable third-party sources. We utilized the assistance of valuation experts to perform step 1 and step 2 of the quantitative impairment test for several of our reporting units. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

5. Long‑term debt

Long‑term debt consists of the following:

	September 30,	December 31,
	2017	2016	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$562.7	$639.9	LIBOR(2)	plus	4.25%
Senior unsecured notes, due June 2036 (Cdn$210.0)	168.3	156.4			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	8.8	13.5	LIBOR	plus	3.130%
Cadillac term loan, due 2025	24.8	27.0	LIBOR	plus	1.37%
Piedmont term loan, due 2018 (3)	54.6	56.6	LIBOR	plus	3.75%
Other long-term debt	—	0.2	5.50	% -	6.70%
Less: unamortized discount	(13.8)	(17.2)
Less: unamortized deferred financing costs	(11.6)	(15.3)
Less: current maturities	(156.5)	(111.9)
Total long-term debt	$637.3	$749.2

Current maturities consist of the following:

	September 30,	December 31,
	2017	2016	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$92.5	$100.0	LIBOR(2)	plus	4.25%
Epsilon Power Partners term facility, due 2019	6.4	6.2	LIBOR	plus	3.130%
Cadillac term loan, due 2025	3.0	3.0	LIBOR	plus	1.37%
Piedmont term loan, due 2018 (3)	54.6	2.5	LIBOR	plus	3.75%
Other short-term debt	—	0.2	5.50	% -	6.70%
Total current maturities	$156.5	$111.9

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

(2)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $354.0 million of the $562.7 million outstanding aggregate borrowings under our senior secured term loan facility at September 30, 2017. See Note 7, Accounting for derivative instruments and hedging activities for further details. On October 18, 2017, the repricing of the $562.7 million senior secured term loan facility became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by 0.75% to LIBOR plus 3.50%. On October 30, 2017, we also extended the maturity date of our $200 million senior secured revolving credit facility by one year through April 13, 2022.

(3)

On October 13, 2017, we repaid the $54.6 million Piedmont term loan due August 2018, in full, with cash on hand. In addition to the principal repayment, we paid $0.1 million of accrued interest, $9.4 million to terminate interest rate swap agreements and wrote off $0.9 million of deferred financing costs. The swap termination costs and deferred financing costs write down will be recorded as interest expense in the three months ended December 31, 2017.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

6. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2017 and December 31, 2016. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$122.4	$—	$—	$122.4
Restricted cash	12.5	—	—	12.5
Derivative instruments asset	—	5.1	—	5.1
Total	$134.9	$5.1	$—	$140.0
Liabilities:
Derivative instruments liability	$—	$33.0	$—	$33.0
Total	$—	$33.0	$—	$33.0

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85.6	$—	$—	$85.6
Restricted cash	13.3	—	—	13.3
Derivative instruments asset	—	8.6	—	8.6
Total	$98.9	$8.6	$—	$107.5
Liabilities:
Derivative instruments liability	$—	$28.9	$—	$28.9
Total	$—	$28.9	$—	$28.9

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2017, the credit valuation adjustments resulted in a $2.4 million net increase in fair value, which consists of a $0.2 million pre‑tax gain in other comprehensive income and a $2.2 million gain in change in fair value of derivative instruments. As of December 31, 2016, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.3 million pre‑tax gain in other comprehensive income and a $3.5 million gain in change in fair value of derivative instruments.

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

Gas purchase and sale agreements

We have entered into various gas purchase and sale agreements for our Nipigon projects that expire ranging from October 31, 2018 through December 31, 2022. In June 2014, Atlantic Power Limited Partnership entered into contracts for the purchase of 2.9 million Gigajoules (“Gj”) of future natural gas purchases beginning on November 1, 2014 and expiring on December 31, 2017 for our projects in Ontario. In December 2016, we entered into a gas purchase agreement for our Kenilworth project to fix the price of 0.8 million Mmbtu of natural purchases beginning on January 1, 2017 and expiring on December 31, 2017. We have also entered into various natural gas sales and purchase agreements for approximately 220,000 Mmbtu to effectively mitigate seasonal fluctuation of future natural gas prices at Morris through February 2018. These agreements do not qualify for the normal purchase normal sales (“NPNS”) exemption and are accounted for as derivative financial instruments because we could not conclude that it is probable that these contracts will not settle net and will result in physical delivery. These derivative financial instruments are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 10.9 million Mmbtu of future natural gas purchases at Orlando, which is approximately 95%, 90%, 100% and 50% of our share of the expected natural gas purchases at the project in 2017, 2018, 2019 and 2020, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2017. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

Atlantic Power Limited Partnership Holdings (“APLP Holdings”) has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate for $354.2 million notional amount of the $562.7 million aggregate principal amount of borrowings under the senior secured term loans outstanding as of September 30, 2017. These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the senior secured term loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 4.25%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 5.25% all-in rate on the senior secured term loans. As a result of entering into the swap agreements, the all-in rate for $375.7 million of the senior secured term loans cannot be less than 5.25%, if the Adjusted Eurodollar Rate is equal to or greater than 1.00%.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The Piedmont project had interest rate swap agreements to economically fix its exposure to changes in interest rates related to its variable‑rate debt. The interest rate swap agreements effectively converted the floating rate debt from LIBOR plus an applicable margin of 3.75% to a fixed rate of 4.47% plus an applicable margin of 4.00% until the maturity of the debt in August 2018, resulting in an all‑in rate of 8.47%. The interest rate swaps were set to expire on November 30, 2030. The interest rate swap agreements were not designated as hedges, and changes in their fair market value were recorded in the consolidated statements of operations. In October 2017, the swaps were settled due to early repayment of the term loan. The settlement resulted in $9.4 million of interest expense, which will be recorded as interest expense in the three months ended December 31, 2017.

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

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes. Principal and interest payments for our senior secured term loans as well as our U.S dollar-denominated convertible debentures are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements. In March 2017, we entered into foreign exchange forward contracts to sell a total of Cdn$30 million at an exchange rate of 1.3381 in Cdn$10.0 million tranches on each of June 2017, September 2017 and December 2017.

In July 2017, we entered into additional foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of 1.2481 in Cdn$3.33 million tranches on each of March 2018, June 2018 and December 2018. In July 2017, we also entered into foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of 1.2943 in tranches of Cdn$5.0 million in March 2018, Cdn$3.0 million in June 2018 and Cdn$2.0 million in December 2018. In September 2017, we entered into foreign exchange forward contracts to sell Cdn$5.0 million at an exchange rate of 1.2196 in September 2018.

Foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations at September 30, 2017.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for NPNS exemption at September 30, 2017 and December 31, 2016:

		September 30,	December 31,
	Units	2017	2016
Natural gas swaps	Natural Gas (Mmbtu)	9.0	4.9
Gas purchase agreements	Natural Gas (Gigajoules)	10.5	11.3
Interest rate swaps	Interest (US$)	434.6	506.9
Foreign currency forward contracts	Dollars (Cdn$)	35.0	-

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Fair value of derivative instruments

We disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2017
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.7
Interest rate swaps long-term	—	1.8
Total derivative instruments designated as cash flow hedges	—	2.5
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	1.4	8.8
Interest rate swaps long-term	2.6	—
Natural gas swaps current	0.4	0.1
Natural gas swaps long-term	—	—
Gas purchase agreements current	0.7	3.3
Gas purchase agreements long-term	—	17.7
Foreign currency forward contracts current	—	0.6
Total derivative instruments not designated as cash flow hedges	5.1	30.5
Total derivative instruments	$5.1	$33.0

	December 31, 2016
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.8
Interest rate swaps long-term	—	2.0
Total derivative instruments designated as cash flow hedges	—	2.8
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	0.4	1.9
Interest rate swaps long-term	4.5	6.5
Natural gas swaps current	3.9	0.8
Natural gas swaps long-term	0.1	—
Gas purchase agreements current	—	4.5
Gas purchase agreements long-term	—	12.7
Total derivative instruments not designated as cash flow hedges	8.9	26.4
Total derivative instruments	$8.9	$29.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended September 30, 2017	Swaps
Accumulated OCI balance at June 30, 2017	$0.8
Change in fair value of cash flow hedges	—
Realized from OCI during the period	0.1
Accumulated OCI balance at September 30, 2017	$0.9

Interest Rate
Three Months Ended September 30, 2016	Swaps
Accumulated OCI balance at June 30, 2016	$(0.1)
Change in fair value of cash flow hedges	—
Realized from OCI during the period	0.2
Accumulated OCI balance at September 30, 2016	$0.1

Interest Rate
Nine Months Ended September 30, 2017	Swaps
Accumulated OCI balance at January 1, 2017	$0.7
Change in fair value of cash flow hedges	(0.3)
Realized from OCI during the period	0.5
Accumulated OCI balance at September 30, 2017	$0.9

Interest Rate
Nine Months Ended September 30, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.6)
Realized from OCI during the period	0.5
Accumulated OCI balance at September 30, 2016	$0.1

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2017	2016	2017	2016
Gas purchase agreements	Fuel	$3.1	$12.4	7.9	$36.4
Natural gas swaps	Fuel	(0.7)	0.6	(1.2)	4.0
Interest rate swaps	Interest, net	0.9	1.0	2.6	2.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the unrealized gain (loss) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2017	2016	2017	2016
Natural gas swaps	Change in fair value of derivatives	$0.2	$0.2	$(0.3)	$6.0
Gas purchase agreements	Change in fair value of derivatives	(1.3)	5.6	(4.3)	16.8
Interest rate swaps	Change in fair value of derivatives	(0.8)	3.2	(1.2)	(2.8)
		$(1.9)	$9.0	$(5.8)	$20.0
Foreign currency forwards	Foreign exchange loss	$(0.2)	$—	$(0.7)	$—

8. Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense	$1.3	$0.8	$3.6	$2.6
Deferred income (benefit) expense	(17.2)	1.8	(42.1)	(16.8)
Total income tax (benefit) expense, net	$(15.9)	$2.6	$(38.5)	$(14.2)

For the three and nine months ended September 30, 2017 and 2016

Income tax benefit for the three months ended September 30, 2017 was $15.9 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $12.9 million. The primary items impacting the tax rate for the three months ended September 30, 2017 were $3.5 million related to a net increase to the Company's valuation allowances in Canada and $0.3 million of other permanent differences. These items were offset by $5.5 million relating to operating in higher tax rate jurisdictions and $1.3 million relating to foreign exchange.

Income tax expense for the three months ended September 30, 2016 was $2.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $20.2 million. The primary item impacting the tax rate for the three months ended September 30, 2016 was $22.5 million related to goodwill impairment. In addition, the rate was further impacted by a net increase to our valuation allowances of $8.6 million, consisting primarily of increases of $9.3 million in Canada related to capital loss on intercompany notes, $1.9 million relating to operating in higher tax rate jurisdictions and $0.8 million of other permanent differences.

Income tax benefit for the nine months ended September 30, 2017 was $38.5 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $24.1 million. The primary items impacting the tax rate for the nine months ended September 30, 2017 were $1.5 million related to a net increase to the Company's valuation allowances in Canada and $0.6 million relating to income taxes. These items were offset by $14.2 million relating to operating in higher tax rate jurisdictions and $2.3 million relating to foreign exchange.

Income tax benefit for the nine months ended September 30, 2016 was $14.2 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $32.2 million. The primary items impacting the tax rate for the nine months ended September 30, 2016 were $22.5 million relating to goodwill impairment, $5.5 million relating to foreign exchange and $1.1 million of other permanent differences. In addition, the rate was further impacted by a net increase to the Company’s valuation allowances of $13.2 million, consisting primarily of increases of $31.6 million in Canada related to losses and a decrease of $18.4 million in the United States due to tax restructurings and additional earnings. These items were offset by $18.5 million Canadian capital losses recognized on

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

tax restructurings, $3.0 million related to capital loss on intercompany notes and $2.8 million relating to operating in higher tax rate jurisdictions.

As of September 30, 2017, we have recorded a valuation allowance of $ 187.5 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

9. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the nine months ended September 30, 2017:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2016	2,101,118	2.08
Granted	1,817,463	2.38
Vested and redeemed	(1,009,780)	2.22
Forfeitures	(24,227)	2.32
Outstanding at September 30, 2017	2,884,574	$2.22

Cash payments made for vested notional units for the nine months ended September 30, 2017 and 2016 were $0.7 million and $0.4 million, respectively. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $0.9 million and $2.6 million for the three and nine months ended September 30, 2017 and $0.8 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at September 30, 2017 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted in January 2015 with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50% (Cdn$4.77).

10. Basic and diluted loss per share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during their respective periods. Diluted loss per share is computed including dilutive potential shares as if they were outstanding shares during the year. Dilutive potential shares include the weighted average number of shares, as of the date such notional units were granted, that would be issued if the unvested notional units outstanding under the LTIP were vested and redeemed for shares under the terms of the LTIP.

Because we reported a loss for the three and nine months ended September 30, 2017 and 2016, respectively, diluted earnings per share are equal to basic earnings per share as the inclusion of potentially dilutive shares in the computation is anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Atlantic Power Corporation	$(32.9)	$(82.4)	$(57.5)	$(116.2)
Denominator:
Weighted average basic shares outstanding	115.3	119.3	115.1	120.9
Dilutive potential shares:
Convertible debentures	8.1	8.1	8.1	14.9
LTIP notional units	—	0.1	—	0.1
Potentially dilutive shares	123.4	127.5	123.2	135.9
Basic and diluted loss per share attributable to Atlantic Power Corporation	$(0.29)	$(0.69)	$(0.50)	$(0.96)

The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. Potentially dilutive shares from convertible debentures of $8.1 million and $8.1 million have been excluded from fully diluted shares in the three and nine months ended September 30, 2017, respectively, because their impact would be anti-dilutive. Potentially dilutive shares from convertible debentures of $8.1 million and $14.9 million have been excluded from fully diluted shares in the three and nine months ended September 30, 2016, respectively, because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

11. Equity

The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company and total equity for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30, 2017
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2017	$64.6	$221.3	$285.9
Net (loss) income	(57.5)	3.5	(54.0)
Realized and unrealized gain on hedging activities, net of tax	0.2	—	0.2
Foreign currency translation adjustment	15.9	—	15.9
Defined benefit plan, net of tax	0.1	—	0.1
Common share repurchases	(0.2)	—	(0.2)
Preferred share repurchases	—	(3.1)	(3.1)
Stock-based compensation	1.6	—	1.6
Dividends declared on preferred shares of a subsidiary company	—	(6.5)	(6.5)
Balance at September 30, 2017	$24.7	$215.2	$239.9

	Nine months ended September 30, 2016
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2016	$213.9	$221.3	$435.2
Net (loss) income	(116.2)	6.4	(109.8)
Realized and unrealized loss on hedging activities, net of tax	(0.1)	—	(0.1)
Foreign currency translation adjustment	(2.6)	—	(2.6)
Common share repurchases	(13.9)	—	(13.9)
Stock-based compensation	1.4	—	1.4
Dividends declared on preferred shares of a subsidiary company	—	(6.4)	(6.4)
Balance at September 30, 2016	$82.5	$221.3	$303.8

Stock Repurchase Program

In December 2015, our Board of Directors approved a normal course issuer bid (“NCIB”) for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd (“APPEL”), our wholly-owned subsidiary. The Board authorization permitted the Company to repurchase stock through open market repurchases. The NCIB expired on December 28, 2016. Through September 30, 2016, we repurchased and cancelled 5.7 million common shares at a total cost of $13.9 million. For the year ended December 31, 2016, we repurchased a cumulative 8.0 million common shares at a total cost of $19.5 million. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

On December 29, 2016, we commenced a new NCIB that will expire on December 28, 2017 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs.  Under the new NCIB, we may purchase up to approximately 11.3 million common shares, or 10% of our public float. Through September 30, 2017, we repurchased and cancelled 0.1 million common shares at a cost of $0.2 million. Through September 30, 2017, we also repurchased and cancelled 0.3 million of our Cdn$25.0 par value 4.85% Cumulative Redeemable Preferred Shares, Series 1 at Cdn$15.5 per share for a total payment of Cdn$3.9 million, resulting in a $3.0 million gain recorded in net (loss) income attributable to preferred shares of a subsidiary company in the three and nine months ended September 30, 2017.

12. Segment and geographic information

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

A reconciliation of Project Adjusted EBITDA to net loss for the three and nine months ended September 30, 2017 and 2016 is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended September 30, 2017
Project revenues	$39.8	$35.1	$33.5	$0.2	$108.6
Segment assets	680.9	237.5	281.9	113.6	1,313.9
Project Adjusted EBITDA	$30.6	$21.7	$24.6	$0.5	$77.4
Change in fair value of derivative instruments	1.3	—	1.3	(0.6)	2.0
Depreciation and amortization	11.8	10.6	14.0	0.2	36.6
Interest, net	2.5	—	—	—	2.5
Impairment	—	57.3	—	—	57.3
Other project income	—	—	(0.1)	—	(0.1)
Project income (loss)	15.0	(46.2)	9.4	0.9	(20.9)
Administration	—	—	—	5.5	5.5
Interest expense, net	—	—	—	13.8	13.8
Foreign exchange loss	—	—	—	9.4	9.4
Income (loss) from continuing operations before income taxes	15.0	(46.2)	9.4	(27.8)	(49.6)
Income tax benefit	—	—	—	(15.9)	(15.9)
Net income (loss) from continuing operations	$15.0	$(46.2)	$9.4	$(11.9)	$(33.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended September 30, 2016
Project revenues	$31.3	$34.1	$35.6	$0.2	$101.2
Segment assets	764.9	328.9	325.3	102.8	1,521.9
Project Adjusted EBITDA	$19.4	$21.3	$10.7	$(0.1)	$51.3
Change in fair value of derivative instruments	(1.2)	—	(5.6)	(2.2)	(9.0)
Depreciation and amortization	11.0	9.9	9.4	0.1	30.4
Interest, net	2.8	—	—	—	2.8
Impairment	15.4	—	69.3	—	84.7
Other project income	—	—	—	(0.5)	(0.5)
Project (loss) income	(8.6)	11.4	(62.4)	2.5	(57.1)
Administration	—	—	—	5.7	5.7
Interest expense, net	—	—	—	20.0	20.0
Foreign exchange gain	—	—	—	(3.4)	(3.4)
Other income, net	—	—	—	(1.7)	(1.7)
(Loss) income from continuing operations before income taxes	(8.6)	11.4	(62.4)	(18.1)	(77.7)
Income tax expense	—	—	—	2.6	2.6
Net (loss) income from continuing operations	$(8.6)	$11.4	$(62.4)	$(20.7)	$(80.3)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Nine Months Ended September 30, 2017
Project revenues	$116.3	$86.2	$127.8	$0.7	$331.0
Segment assets	680.9	237.5	281.9	113.6	1,313.9
Project Adjusted EBITDA	$86.8	$41.5	$97.3	$1.0	$226.6
Change in fair value of derivative instruments	3.3	—	5.4	(2.9)	5.8
Depreciation and amortization	34.2	30.6	40.4	0.4	105.6
Interest, net	8.0	—	—	—	8.0
Impairment	—	57.3	—	—	57.3
Other project expense (income)	57.7	—	(0.1)	—	57.6
Project (loss) income	(16.4)	(46.4)	51.6	3.5	(7.7)
Administration	—	—	—	17.6	17.6
Interest expense, net	—	—	—	49.5	49.5
Foreign exchange loss	—	—	—	17.7	17.7
(Loss) income from continuing operations before income taxes	(16.4)	(46.4)	51.6	(81.3)	(92.5)
Income tax benefit	—	—	—	(38.5)	(38.5)
Net (loss) income from continuing operations	$(16.4)	$(46.4)	$51.6	$(42.8)	$(54.0)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Nine Months Ended September 30, 2016
Project revenues	$104.3	$78.7	$122.0	$0.8	$305.8
Segment assets	764.9	328.9	325.3	102.8	1,521.9
Project Adjusted EBITDA	$70.5	$43.4	$46.2	$(0.2)	$159.9
Change in fair value of derivative instruments	(3.0)	—	(17.7)	0.6	(20.1)
Depreciation and amortization	33.0	29.6	27.7	0.5	90.8
Interest, net	8.2	—	—	—	8.2
Impairment	15.4	—	69.3	—	84.7
Other project income	—	—	—	(0.4)	(0.4)
Project income (loss)	16.9	13.8	(33.1)	(0.9)	(3.3)
Administration	—	—	—	17.6	17.6
Interest expense, net	—	—	—	87.9	87.9
Foreign exchange loss	—	—	—	19.1	19.1
Other income, net	—	—	—	(3.9)	(3.9)
Income (loss) from continuing operations before income taxes	16.9	13.8	(33.1)	(121.6)	$(124.0)
Income tax benefit	—	—	—	(14.2)	(14.2)
Net income (loss) from continuing operations	$16.9	$13.8	$(33.1)	$(107.4)	$(109.8)

The table below provides information, by country, about our consolidated operations for each of the three and nine months ended September 30, 2017 and 2016 and Property, Plant & Equipment as of September 30, 2017 and December 31, 2016, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue Three Months Ended September 30,		Project Revenue Nine Months Ended September 30,		Property, Plant and Equipment, net of accumulated depreciation
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
United States	$75.1	$65.6	$203.2	$183.8	$437.0	$499.2
Canada	33.5	35.6	127.8	122.0	215.6	234.0
Total	$108.6	$101.2	$331.0	$305.8	$652.6	$733.2

Independent Electricity System Operator (“IESO”), SDG&E, BC Hydro and Georgia Power Company provided 16.4%, 13.9%, 11.3% and 10.3%, respectively, of total consolidated revenues for the three months ended September 30, 2017. IESO, SDG&E, Niagara Mohawk and BC Hydro provided 19.3%, 11.1%, 10.7% and 10.3%, respectively, of total consolidated revenues for the nine months ended September 30, 2017. IESO, SDG&E, Georgia Power Company and BC Hydro provided 24.5%, 16.1%, 10.9% and 10.6%, respectively, of total consolidated revenues for the three months ended September 30, 2016. IESO, BC Hydro and SDG&E provided 28.0%, 11.6% and 11.5%, respectively, of total consolidated revenues for the nine months ended September 30, 2016. IESO and Ontario Electric Financial Corporation (“OEFC”) purchase electricity from the Calstock, Kapuskasing, Nipigon and North Bay projects in the Canada segment, San Diego Gas & Electric purchases electricity from the Naval Station, NTC, and North Island projects in the West U.S. segment, Georgia Power Company purchases electricity from the Piedmont project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

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

Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2017.

OEFC Settlement

On January 19, 2017, the Supreme Court of Canada denied the OEFC leave to appeal the Ontario Court of Appeal Decision concerning the interpretation of the price escalator for power sold to the OEFC under certain PPAs with non-utility generators. We were not party to that litigation. We did, however, enter into a standstill agreement with the OEFC in April 2015, with respect to our North Bay, Kapuskasing and Tunis projects, arising out of our disagreement with the OEFC over the interpretation of the price escalator calculation in our PPAs. Under the standstill agreement we reserved our right to bring claims against the OEFC and suspended the running of any applicable limitation period to bring such claims.

On April 27, 2017, we entered into a settlement agreement with the OEFC with respect to our standstill agreement. Under the terms of the settlement, the OEFC has agreed to pay us approximately Cdn$36.4 million, representing the application of the price escalator calculation under the respective PPAs for power sold to the OEFC beginning in April 2013 and through December 31, 2017. A subsequent adjustment increased the total to approximately Cdn$37.8 million.

Of the Cdn$37.8 million amount agreed upon in settlement, we have received Cdn$34.0 million (approximately $25.6 million) and recorded it as other revenue in the second and third quarters of 2017, the periods when all contingencies were resolved. The remaining Cdn $3.8 million of the settlement relates to the application of the price escalator to the enhanced dispatch contracts at North Bay and Kapuskasing and will be recognized as revenue, when earned, through the expiration date of December 31, 2017.

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

OVERVIEW

Atlantic Power owns and operates a diverse fleet of power generation assets in the United States and Canada. Our power generation projects sell electricity to utilities and other large commercial customers largely under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of September 30, 2017, our power generation projects had an aggregate gross electric generation capacity of approximately 2,138 MW in which our aggregate ownership interest is approximately 1,500 MW. Our current portfolio consists of interests in twenty-three power generation projects across nine states in the United States and two provinces in Canada. Nineteen of the projects are currently operational, totaling 1,975 MW on a gross capacity basis and 1,337 MW on a net ownership basis. The remaining four projects, all in Ontario, are not operational, three due to revised contractual arrangements with the offtaker and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence before June 2019. Eighteen of our projects are majority‑owned.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from December 31, 2017 to December 31, 2037. Nine of our projects, representing 25% of our net MW and 30% of our 2016 Project Adjusted EBITDA, have PPAs or other contractual arrangements that will expire within the next five years. These projects are Kapuskasing (2017), North Bay (2017), Williams Lake (2018), Kenilworth (2018), Naval Station (2019), NTC (2019), North Island (2019), Calstock (2020) and Oxnard (2020). There are no PPA expirations in 2021. See Recent Developments – Impairments below for further discussion of Naval Station, NTC and North Island. When a PPA expires, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. Our MW-weighted average remaining PPA life is approximately 7 years. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

RECENT DEVELOPMENTS

Senior secured term loan facility repricing

On October 18, 2017, the repricing of the $563 million senior secured term loan and senior secured revolving credit facility became effective. On October 30, 2017, the extension of our $200 million senior secured revolving credit facility also became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by an additional 0.75% to LIBOR plus 3.50%. The senior secured revolving credit facility was extended one year through April 13, 2022. The senior secured term loan and revolving credit facility were previously repriced in April 2017, reducing the interest rate from LIBOR plus 5.00% to LIBOR plus 4.25%.The LIBOR floor remains at 1.00% and the mandatory 1% annual amortization and cash sweep provisions of the term loan are unchanged.

Piedmont term loan repayment

On October 13, 2017, we repaid the $54.6 million Piedmont term loan due August 2018, in full, with cash on hand. In addition to the principal repayment, we paid $0.1 million of accrued interest, $9.4 million to terminate interest rate swap agreements and wrote off $0.9 million of deferred financing costs. The swap termination costs and deferred financing costs write down will be recorded as interest expense in the three months ended December 31, 2017.

Credit upgrade

In October 2017, Moody’s Investors Service (“Moody’s) upgraded our Corporate Family Rating to Ba3 from B1 and the senior secured term loan and revolving credit facilities at APLP Holdings to Ba2 from Ba3.

San Diego impairments

We test our long-lived assets and goodwill for impairment at least annually, or more often if deemed appropriate based on management’s determination of the occurrence of certain trigger events under our impairment policy. When we have an expectation that we will be unable to renew or renegotiate a PPA, the value of the project may be impaired such that we would record an impairment loss.

The San Diego Projects sell power to SDG&E under PPAs that are scheduled to expire in December 2019. In addition, the three projects supply steam to the U.S. Navy under agreements that provide these projects with the right to use the property at the respective sites on which each project is located (the "Navy agreements"). The Navy agreements are scheduled to expire in February 2018. In August 2017, we were unsuccessful in obtaining contracts to provide the Navy energy security and resilience that would have provided us with the right to use the Naval Station and North Island sites beyond February 2018. Although we are pursuing alternative paths to maintaining rights to the sites, if not successful, the plants may cease to operate as early as February 2018.

Following notification of the outcome of the Navy solicitation, we determined that it was a triggering event to test the long-lived assets at the San Diego projects for impairment. We performed this test at each of these projects as of July 31, 2017. As a result, we recorded a total $57.3 million impairment ($22.5 million at Naval Station, $13.5 million at NTC and $21.2 million at North Island) in the three and nine months ended September 30, 2017. The San Diego projects have net removal obligations recorded of $4.6 million at September 30, 2017. We are in the process of evaluating the estimated removal costs and may have further adjustments to this amount in the three months ended December 31, 2017 as the timing and final arrangements for decommissioning the sites have not been determined.

Subsequent to recording the impairment, we will also accelerate amortization through February 2018 of the remaining property, plant and equipment with the three projects, totaling approximately $7.7 million. Both the accelerated amortization and the impairment are non-cash expenses that do not affect cash flow, nor are they included in Project Adjusted EBITDA.

Additionally, in connection with the potential early termination of the PPAs, we could be liable for liquidated damages under the PPAs. However, we believe that we will not be required to pay any liquidated damages associated with the early termination of the PPAs, because we believe that the circumstances of the termination and the agreements in place between us and the PPA counterparty relieve us of potential liabilities.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of November 7, 2017, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

							Power	Customer Credit
Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
East U.S. Segment
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A–
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September 2032	A–
Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP(2)	December 2034	BBB+
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June 2028	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric(3)	March 2024	BBB+
					16	Chemours Co.	March 2024	BB-
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2018	AA
Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027 (4)	A–
Selkirk(1)	New York	Natural Gas	345	17.70%	61	Merchant	N/A	NR
West U.S. Segment
Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	November 2019 (5)	A
Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	November 2019 (5)	A
North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric	November 2019 (5)	A
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	April 2020	BBB+
Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022 (6)	A–
Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA–
					45	Grays Harbor PUD	August 2022	A+
					30	Franklin, Co. PUD	August 2022	A+
Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	March 2037	BBB
Canada Segment
Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027 (7)	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	March 2018	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	June 2020	AA
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2017 (8)	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2022 (9)	AA
North Bay	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2017 (8)	AA
Tunis	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	(10)	AA

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(3)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through September 30, 2017, the facility has generated 7,246 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

(5)

Our land use license agreements with the U.S. Navy expire on February 8, 2018. Our PPAs with SDG&E expire on December 1, 2019. See Recent Developments – Impairments for additional information on these PPAs.

(6)	Public Service Company of Colorado has options to purchase Manchief in either May 2020 or May 2021.

(7)	BC Hydro has the option to purchase Mamquam in November 2021 and every five years thereafter.

(8)

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

(9)

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

(10)

In December 2014, we entered into an agreement with the Ontario Power Authority and its successor, the IESO for the future operations of the Tunis facility. Subject to meeting certain technical requirements, Tunis will operate under a 15-year agreement with the IESO commencing before June 2019. The new agreement provides the Tunis project with a fixed monthly payment which escalates annually according to a pre-defined formula while allowing it to earn additional energy revenues for those periods during which it operates.

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, which are analyzed in greater detail below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Project revenue	$108.6	$101.2	$331.0	$305.8
Project loss	$(20.9)	$(57.1)	$(7.7)	$(3.3)
Net loss attributable to Atlantic Power Corporation	$(32.9)	$(82.4)	$(57.5)	$(116.2)
Loss per share attributable to Atlantic Power Corporation—basic and diluted	$(0.29)	$(0.69)	$(0.50)	$(0.96)
Project Adjusted EBITDA(1)	$77.4	$51.3	$226.6	$159.9

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Revenue increased by $7.4 million from $101.2 million in the three months ended September 30, 2016 to $108.6 million in the three months ended September 30, 2017. The primary drivers of the increase are as follows:

•	Hydrological conditions – a $4.7 million increase in revenue from higher water flows at our hydro projects; and

•	Morris – a $4.3 million increase in revenue at our Morris project, which underwent a turbine overhaul in the comparable 2016 period.

These increases in project revenue were partially offset by:

•

Enhanced dispatch contracts – under the enhanced dispatch contracts with the IESO, we suspended operations at our Kapuskasing, North Bay and Nipigon projects, which resulted in approximately $4.2 million of lower revenue than the comparable 2016 period.

Consolidated project loss decreased by $36.2 million from $57.1 million of project loss in the three months ended September 30, 2016 to $20.9 million project loss in the three months ended September 30, 2017. The primary drivers of the decrease are as follows:

•	Revenue – revenue increased by $7.4 million as discussed above;

•

Fuel expense – fuel expense decreased $11.8 million from the comparable 2016 period primarily due to the expiration of fuel contracts at North Bay and Kapuskasing on December 31, 2016, a $1.1 million decrease related to favorable fuel swap settlements at our Orlando project and a $1.7 million decrease at Nipigon, which is currently not in operation under the terms of its enhanced dispatch contract. This was partially offset by $3.3 million of higher fuel expense at Morris, which underwent a turbine overhaul in the comparable 2016 period;

•

Operations and maintenance – operations and maintenance expense decreased $8.4 million from the comparable 2016 period primarily due to a $6.5 million decrease at our Morris project, which underwent a turbine overhaul in August 2016; and

•

Impairment – we recorded $57.3 million of long-lived asset impairments at Naval Station, NTC and North Island in August 2017. We recorded $84.7 million of goodwill and long-lived asset impairments in the comparable period in 2016.

These decreases in project loss were partially offset by increases in project loss resulting from:

•

Depreciation and amortization – depreciation expense increased $6.1 million from the comparable 2016 period due to the acceleration of depreciation at North Bay and Kapuskasing through December 2017, the expiration date of  the plants’ enhanced dispatch contracts; and

•	Fuel swap and natural gas purchase agreements – the change in fair value of our derivative instruments decreased $10.9 million from the comparable 2016 period.

Revenue increased by $25.2 million from $305.8 million in the nine months ended September 30, 2016 to $331.0 million in the nine months ended September 30, 2017. The primary drivers of the increase are as follows:

•

OEFC settlement – we recorded approximately $25.6 million of revenue at North Bay, Kapuskasing and Tunis related to our settlement agreement entered into with the OEFC in April 2017 arising out of our disagreement over the interpretation of the price escalator calculation in our PPAs at these projects;

•	Hydrological conditions – an $8.1 million increase in revenue from higher water flows at our hydro projects, primarily at Curtis Palmer;

•	San Diego projects – a $6.7 million increase in revenue at our San Diego projects, primarily due to higher steam revenue than the comparable 2016 period; and

•	Morris – a $1.6 million increase in revenue at our Morris project, which underwent a turbine overhaul in the comparable 2016 period.

These increases in project revenue were partially offset by:

•

Enhanced dispatch contracts – under the enhanced dispatch contracts with the IESO, we suspended operations at our Kapuskasing, North Bay and Nipigon projects, which resulted in approximately $16.6 million of lower revenue than the comparable 2016 period.

Consolidated project loss increased by $4.4 million from $3.3 million of project loss in the nine months ended September 30, 2016 to $7.7 million of project loss in the nine months ended September 30, 2017. The primary drivers of the increase are as follows:

•

Impairment – we recorded $57.3 million of impairments at our wholly-owned Naval Station, Naval Training Center and North Island projects, and $57.7 million of impairments at our Chambers and Selkirk projects, which are accounted under the equity method of accounting in the nine months ended September 30, 2017. This was partially offset by $84.7 million of goodwill and long-lived asset impairments recorded in the comparable 2016 period at our Mamquam, Curtis Palmer, North Bay and Kapuskasing projects;

•	Fuel swap and natural gas purchase agreements – the change in fair value of our derivative instruments decreased $25.8 million from the comparable 2016 period; and

•

Depreciation and amortization – depreciation expense increased $14.9 million from the comparable 2016 period primarily due to the acceleration of depreciation at North Bay and Kapuskasing through December 2017, the expiration date of  the plants’ enhanced dispatch contracts.

These increases in project loss were partially offset by decreases in project loss resulting from:

•	Revenue – revenue increased by $25.2 million as discussed above;

•

Fuel expense – fuel expense decreased $31.7 million from the comparable 2016 period primarily due to the $34.4 million impact of the expiration of fuel contracts at North Bay and Kapuskasing on December 31, 2016, a $5.6 million decrease related to favorable fuel swap settlements at our Orlando project and a $4.8 million decrease at Nipigon, which is currently not in operation under the terms of its enhanced dispatch contract. This was partially offset by $6.5 million of higher fuel expense at Morris, which underwent a turbine overhaul in the comparable 2016 period, and $6.1 million of higher fuel expense at our San Diego projects due to higher fuel prices; and

•

Operations and maintenance – operations and maintenance expense decreased $16.0 million from the comparable 2016 period primarily due to a $7.3 million decrease at our Morris project, which underwent a turbine overhaul in August 2016, and a $4.7 million decrease at Kapuskasing and North Bay, which do not operate under the term of their enhanced dispatch contracts.

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

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table provides our consolidated results of operations:

	Three months ended September 30,
	2017	2016	$ change	% change
Project revenue:
Energy sales	$36.5	$40.7	$(4.2)	(10.3)%
Energy capacity revenue	37.9	44.0	(6.1)	(13.9)%
Other	34.2	16.5	17.7	107.3%
	108.6	101.2	7.4	7.3%
Project expenses:
Fuel	26.2	36.8	(10.6)	(28.8)%
Operations and maintenance	19.8	28.2	(8.4)	(29.8)%
Depreciation and amortization	31.4	25.3	6.1	24.1%
	77.4	90.3	(12.9)	(14.3)%
Project other expense:
Change in fair value of derivative instruments	(1.9)	9.0	(10.9)	(121.1)%
Equity in earnings of unconsolidated affiliates	9.2	9.6	(0.4)	NM
Interest expense, net	(2.2)	(2.4)	0.2	NM
Impairment	(57.3)	(84.7)	27.4	(32.3)%
Other income, net	0.1	0.5	(0.4)	(80.0)%
	(52.1)	(68.0)	15.9	NM
Project loss	(20.9)	(57.1)	36.2	(63.4)%
Administrative and other expenses:
Administration	5.5	5.7	(0.2)	NM
Interest expense, net	13.8	20.0	(6.2)	(31.0)%
Foreign exchange loss (gain)	9.4	(3.4)	12.8	(376.5)%
Other income, net	—	(1.7)	1.7	(100.0)%
	28.7	20.6	8.1	39.3%
Loss from operations before income taxes	(49.6)	(77.7)	28.1	(36.2)%
Income tax (benefit) expense	(15.9)	2.6	(18.5)	NM
Net loss	(33.7)	(80.3)	46.6	(58.0)%
Net (loss) income attributable to Preferred share dividends of a subsidiary company	(0.8)	2.1	(2.9)	(138.1)%
Net loss attributable to Atlantic Power Corporation	$(32.9)	$(82.4)	$49.5	(60.1)%

The following tables provide our project income by segment:

	Three months ended September 30, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$20.1	$8.4	$8.0	$—	$36.5
Energy capacity revenue	16.3	19.0	2.6	—	37.9
Other	3.4	7.7	22.9	0.2	34.2
	39.8	35.1	33.5	0.2	108.6
Project expenses:
Fuel	11.6	11.4	3.2	—	26.2
Operations and maintenance	8.7	5.6	5.7	(0.2)	19.8
Depreciation and amortization	9.1	8.1	14.1	0.1	31.4
	29.4	25.1	23.0	(0.1)	77.4
Project other income (expense):
Change in fair value of derivative instruments	(1.3)	—	(1.2)	0.6	(1.9)
Equity in earnings of unconsolidated affiliates	8.1	1.1	—	—	9.2
Interest expense, net	(2.2)	—	—	—	(2.2)
Impairment	—	(57.3)	—	—	(57.3)
Other income, net	—	—	0.1	—	0.1
	4.6	(56.2)	(1.1)	0.6	(52.1)
Project income (loss)	$15.0	$(46.2)	$9.4	$0.9	$(20.9)

	Three months ended September 30, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$13.9	$9.5	$17.3	$—	$40.7
Energy capacity revenue	15.0	19.0	10.0	—	44.0
Other	2.4	5.6	8.3	0.2	16.5
	31.3	34.1	35.6	0.2	101.2
Project expenses:
Fuel	9.6	10.5	16.7	—	36.8
Operations and maintenance	14.2	5.5	8.2	0.3	28.2
Depreciation and amortization	8.5	7.3	9.4	0.1	25.3
	32.3	23.3	34.3	0.4	90.3
Project other income (expense):
Change in fair value of derivative instruments	1.2	—	5.6	2.2	9.0
Equity in earnings of unconsolidated affiliates	9.0	0.6	—	—	9.6
Interest expense, net	(2.4)	—	—	—	(2.4)
Impairment	(15.4)	—	(69.3)	—	(84.7)
Other income, net	—	—	—	0.5	0.5
	(7.6)	0.6	(63.7)	2.7	(68.0)
Project (loss) income	$(8.6)	$11.4	$(62.4)	$2.5	$(57.1)

East U.S.

Project income was $15.0 million for the three months ended September 30, 2017, an increase of $23.6 million from a project loss of $8.6 million in the comparable 2016 period primarily due to:

•

increased project income of $18.9 million at Curtis Palmer primarily due to a $15.4 million goodwill impairment charge recorded in the three months ended September 30, 2016 and $3.7 million of increased revenues due to higher water flows than the comparable 2016 period; and

•

increased project income of $6.7 million at Morris primarily due to $6.5 million of decreased maintenance expense resulting from the overhaul of two gas turbines and one steam turbine in August 2016, as well as replacement of a continuous emissions monitoring system.

These increases were partially offset by:

•	decreased project income of $1.5 million at Piedmont primarily due to a negative $1.8 million change in fair value of interest rate swap agreements.

West U.S.

Project loss was $46.2 million for the three months ended September 30, 2017, a decrease of $57.6 million from project income of $11.4 million in the comparable 2016 period primarily due to:

•

decreased project income of $20.2 million, $19.1 million and $12.4 million at Naval Station, North Island and NTC primarily due to $22.5 million, $21.2 million and $13.5 million long-lived asset impairments recorded for the three months ended September 30, 2017, respectively.

Canada

Project income was $9.4 million for the three months ended September 30, 2017, an increase of $71.8 million from a project loss of $62.4 million in the comparable 2016 period primarily due to:

•

increased project income of $51.3 million at Mamquam primarily due to a $50.2 million goodwill impairment charge recorded in the comparable period in 2016 and $0.8 million increased revenue from higher water flows than the comparable 2016 period;

•	increased project income of $10.1 million at North Bay primarily due to $10.2 million of goodwill and long-lived asset impairments recorded in the comparable 2016 period; and

•

increased project income of $7.9 million at Kapuskasing primarily due to $8.9 million of goodwill and long-lived asset impairments recorded in the comparable 2016 period, $6.0 million of lower fuel expense due to the expiration of fuel purchase agreements in December 2016, as well as the plant not being operational due to the enhanced dispatch agreements. These increases were partially offset by a positive $3.4 million change in the fair value of gas purchase agreements that expired in December 2016 and were accounted for as derivatives, $2.6 million of accelerated depreciation in the three months ended September 20, 2017 and $1.0 million decreased revenue due to the plant not being operational under the enhanced dispatch agreement.

Un‑allocated Corporate

Project income for the three months ended September 30, 2017 of $0.9 million decreased from a project income of $2.5 million in the comparable 2016 period primarily due to a $1.6 million decrease in the fair value of interest swaps accounted for as derivatives.

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

Interest expense, net

Interest expense decreased $6.2 million from the comparable 2016 period primarily due to lower outstanding debt balances at September 30, 2017 than the comparable 2016 period, as well as a lower interest rate on our senior secured credit facility.

Foreign exchange loss

Foreign exchange loss was $9.4 million for the three months ended September 30, 2017, a decrease of $12.8 million from a $3.4 million foreign exchange gain in the comparable 2016 period, primarily due to an $11.8 million increase in unrealized loss from the revaluation of instruments denominated in Canadian dollars. The closing U.S. dollar to Canadian dollar exchange rates were 1.25 and 1.31 at September 30, 2017 and 2016, respectively, a decrease of 3.8% during the three months ended September 30, 2017, as compared to a decrease of 1.5% in the comparable 2016 period. The average U.S. dollar to Canadian dollar exchange rates were 1.25 and 1.31 for the three months ended September 30, 2017 and 2016, respectively.

Other income, net

Other income, net decreased $1.7 million primarily due to a gain recorded on the purchase and cancellation of convertible debentures in the comparable 2016 period.

Income tax expense

Income tax benefit for the three months ended September 30, 2017 was $15.9 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $12.9 million. The primary items impacting the tax rate for the three months ended September 30, 2017 were $3.5 million related to a net increase to the Company's valuation allowances in Canada and $0.3 million of other permanent differences. These items were offset by $5.5 million relating to operating in higher tax rate jurisdictions and $1.3 relating to foreign exchange.

Income tax expense for the three months ended September 30, 2016 was $2.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $20.2 million. The primary item impacting the tax rate for the three months ended September 30, 2016 was $22.5 million related to goodwill impairment. In addition, the rate was further impacted by a net increase to our valuation allowances of $8.6 million, consisting primarily of increases of $9.3 million in Canada related to capital loss on intercompany notes, $1.9 million relating to operating in higher tax rate jurisdictions and $0.8 million of other permanent differences.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2017	2016	$ change	% change
Project revenue:
Energy sales	$113.6	$138.4	$(24.8)	(17.9)%
Energy capacity revenue	85.7	113.2	(27.5)	(24.3)%
Other	131.7	54.2	77.5	143.0%
	331.0	305.8	25.2	8.2%
Project expenses:
Fuel	79.1	110.8	(31.7)	(28.6)%
Operations and maintenance	63.4	79.4	(16.0)	(20.2)%
Depreciation and amortization	90.5	75.6	14.9	19.7%
	233.0	265.8	(32.8)	(12.3)%
Project other expense:
Change in fair value of derivative instruments	(5.8)	20.0	(25.8)	(129.0)%
Equity in (loss) earnings of unconsolidated affiliates	(36.1)	27.9	(64.0)	(229.4)%
Interest expense, net	(6.6)	(6.9)	0.3	(4.3)%
Impairment	(57.3)	(84.7)	27.4	(32.3)%
Other income, net	0.1	0.4	(0.3)	(75.0)%
	(105.7)	(43.3)	(62.4)	NM
Project loss	(7.7)	(3.3)	(4.4)	133.3%
Administrative and other expenses (income):
Administration	17.6	17.6	—	NM
Interest expense, net	49.5	87.9	(38.4)	(43.7)%
Foreign exchange loss	17.7	19.1	(1.4)	(7.3)%
Other income, net	—	(3.9)	3.9	(100.0)%
	84.8	120.7	(35.9)	(29.7)%
Loss from continuing operations before income taxes	(92.5)	(124.0)	31.5	(25.4)%
Income tax benefit	(38.5)	(14.2)	(24.3)	171.1%
Net loss	(54.0)	(109.8)	55.8	NM
Net income attributable to Preferred share dividends of a subsidiary company	3.5	6.4	(2.9)	(45.3)%
Net loss attributable to Atlantic Power Corporation	$(57.5)	$(116.2)	$58.7	NM

The following tables provide our project income by segment:

	Nine months ended September 30, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$66.3	$24.6	$22.7	$—	$113.6
Energy capacity revenue	38.8	38.9	8.0	—	85.7
Other	11.2	22.7	97.1	0.7	131.7
	116.3	86.2	127.8	0.7	331.0
Project expenses:
Fuel	34.8	33.5	10.8	—	79.1
Operations and maintenance	25.2	18.9	19.5	(0.2)	63.4
Depreciation and amortization	26.9	22.7	40.6	0.3	90.5
	86.9	75.1	70.9	0.1	233.0
Project other income (expense):
Change in fair value of derivative instruments	(3.3)	—	(5.4)	2.9	(5.8)
Equity in loss of unconsolidated affiliates	(35.9)	(0.2)	—	—	(36.1)
Interest expense, net	(6.6)	—	—	—	(6.6)
Impairment	—	(57.3)	—	—	(57.3)
Other income, net	—	—	0.1	—	0.1
	(45.8)	(57.5)	(5.3)	2.9	(105.7)
Project (loss) income	$(16.4)	$(46.4)	$51.6	$3.5	$(7.7)

	Nine months ended September 30, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$53.8	$23.6	$61.0	$—	$138.4
Energy capacity revenue	39.8	38.9	34.5	—	113.2
Other	10.7	16.2	26.5	0.8	54.2
	104.3	78.7	122.0	0.8	305.8
Project expenses:
Fuel	35.4	26.4	49.0	—	110.8
Operations and maintenance	33.2	18.5	26.6	1.1	79.4
Depreciation and amortization	25.5	21.9	27.8	0.4	75.6
	94.1	66.8	103.4	1.5	265.8
Project other income (expense):
Change in fair value of derivative instruments	3.0	—	17.6	(0.6)	20.0
Equity in earnings of unconsolidated affiliates	26.0	1.9	—	—	27.9
Interest expense, net	(6.9)	—	—	—	(6.9)
Impairment	(15.4)	—	(69.3)	—	(84.7)
Other income, net	—	—	—	0.4	0.4
	6.7	1.9	(51.7)	(0.2)	(43.3)
Project income (loss)	$16.9	$13.8	$(33.1)	$(0.9)	$(3.3)

East U.S.

Project loss was $16.4 million for the nine months ended September 30, 2017, a decrease of $33.3 million from project income of $16.9 million in the comparable 2016 period primarily due to:

•

decreased project income of $47.7 million and $11.5 million at Chambers and Selkirk, respectively, primarily due to impairments of $47.1 million and $10.6 million recorded in the nine months ended September 30, 2017; and

•

decreased project income of $6.8 million at Orlando primarily due to a $9.6 million decrease in the change in fair value of derivatives and a maintenance outage, partially offset by lower fuel expense resulting from the settlement of favorable fuel swaps.

These decreases were partially offset by:

•

increased project income of $25.4 million at Curtis Palmer primarily due to a $15.4 million goodwill impairment charge recorded in the nine months ended September 30, 2016 and $10.0 million in increased revenues due to higher water flows than the comparable 2016 period.

West U.S.

Project loss was $46.4 million for the nine months ended September 30, 2017, a decrease of $60.2 million from project income of $13.8 million in the comparable 2016 period primarily due to:

•

decreased project income of $19.3 million, $17.8 million and $11.9 million at Naval Station, North Island and NTC primarily due to $22.5 million, $21.2 million and $13.5 million long-lived asset impairments recorded for the nine months ended September 30, 2017, respectively.

Canada

Project income of $51.6 million for the nine months ended September 30, 2017, an increase of $84.7 million from project loss of $33.1 million in the comparable 2016 period primarily due to:

•

increased project income of $47.7 million at Mamquam primarily due to a $50.2 million goodwill impairment charge recorded in the comparable period in 2016, offset by $1.9 million decrease due to lower water flows and a forced maintenance outage that occurred in the second quarter of 2017;

•

increased project income of $16.7 million at North Bay due to $9.0 million received from the OEFC settlement, $17.2 million of lower fuel expense due to the expiration of a fuel purchase agreement in December 2016 and $1.9 million of lower maintenance expense as a result of the plant not being operational due to its enhanced dispatch contract and $10.3 million of long-lived asset and goodwill impairment recorded in the comparable 2016 period. This was partially offset by a negative $10.3 million change in the fair value of a gas purchase agreement that expired in December 2016 and was accounted for as a derivative and $5.3 million of accelerated depreciation in the nine months ended September 30, 2017;

•

increased project income of $14.9 million at Kapuskasing due to $9.5 million received from the OEFC settlement, $17.2 million of lower fuel expense due to the expiration of a fuel purchase agreement in December 2016, $2.7 million of lower maintenance expense as a result of the plant not being operational due to its enhanced dispatch contract and $8.9 million of long-lived asset and goodwill impairment recorded in the comparable 2016 period. This was partially offset by a negative $10.3 million change in the fair value of gas purchase agreement that expired in December 2016 and was accounted for as a derivative and $7.3 million of accelerated depreciation in the nine months ended September 30, 2017; and

•	increased project income at Tunis due to $6.7 million received from the OEFC settlement.

Un‑allocated Corporate

Total project income for the nine months ended September 30, 2017 was $3.5 million compared to a total project loss of $0.9 million in the comparable 2016 period. The change was primarily due to a $3.5 million increase in the fair value of interest swaps accounted for as derivatives.

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

Interest expense, net

Interest expense decreased $38.4 million from the comparable 2016 period primarily due to the write-off of $30.2 million of deferred financing costs related to the senior secured credit facilities and repurchase and cancellation of convertible debentures  during the nine months ended September 30, 2016, as well as lower outstanding debt balances and a lower interest rate on the senior secured credit facilities at September 30, 2017.

Foreign exchange loss

Foreign exchange loss for the nine months ended September 30, 2017 decreased $1.4 million from the comparable 2016 period primarily due to a $2.8 million decrease in unrealized loss in the revaluation of instruments denominated in Canadian dollars. The repurchase and cancellation of Cdn$152.1 million Canadian dollar-denominated convertible debentures during the nine months ended September 30, 2016 was the most significant factor in the decrease. The closing U.S. dollar to Canadian dollar exchange rates were 1.25 and 1.31 at September 30, 2017 and 2016, respectively, a decrease of 7.0% during the nine months ended September 30, 2017, as compared to a decrease of 5.2% in the comparable 2016 period. The average U.S. dollar to Canadian dollar exchange rates were 1.30 and 1.34 for the nine months ended September 30, 2017 and 2016, respectively.

Other income, net

Other income, net decreased $3.9 million primarily due to a gain recorded on the purchase and cancellation of convertible debentures in the comparable 2016 period.

Income tax expense

Income tax benefit for the nine months ended September 30, 2017 was $38.5 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $24.1 million. The primary items impacting the tax rate for the nine months ended September 30, 2017 were $1.5 million related to a net increase to the Company's valuation allowances in Canada and $0.6 million relating to income taxes. These items were offset by $14.2 million relating to operating in higher tax rate jurisdictions and $2.3 million relating to foreign exchange.

Income tax benefit for the nine months ended September 30, 2016 was $14.2 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $32.2 million. The primary items impacting the tax rate for the nine months ended September 30, 2016 were $22.5 million relating to goodwill impairment, $5.5 million relating to foreign exchange and $1.1 million of other permanent differences. In addition, the rate was further impacted by a net increase to the Company’s valuation allowances of $13.2 million, consisting primarily of increases of $31.6 million in Canada related to losses and a decrease of $18.4 million in the United States due to tax restructurings and additional earnings. These items were offset by $18.5 million Canadian capital losses recognized on tax restructurings, $3.0 million related to capital loss on intercompany notes and $2.8 million relating to operating in higher tax rate jurisdictions.

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours (“MWh”). Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and nine months ended September 30, 2017. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in net Gigawatt-hours (“net GWh”).

	Generation
	Three months ended September 30,
			% change
(in Net GWh)	2017	2016	2017 vs. 2016
Segment
East U.S.	662.7	557.0	19.0%
West U.S.	534.6	522.9	2.2%
Canada	239.7	443.7	(46.0)%
Total	1,437.0	1,523.6	(5.7)%

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Aggregate power generation for the three months ended September 30, 2017 decreased 5.7% from the comparable 2016 period primarily due to:

•

decreased generation in the Canada segment primarily due to a decrease of 217.8 net GWh on a combined basis at Kapuskasing, Nipigon and North Bay, due to their suspended operation status under the enhanced dispatch contracts.

These decreases were partially offset by:

•

increased generation in the East U.S. segment primarily due to a 105.3 net GWh increase in generation at Morris due to a maintenance outage in the comparable period in 2016 and a 31.3 net GWh increase in generation at Curtis Palmer due to higher water flows than the comparable period in 2016.

	Generation
	Nine months ended September 30,
			% change
(in Net GWh)	2017	2016	2017 vs. 2016
Segment
East U.S.	1,866.2	1,835.7	1.7%
West U.S.	1,155.7	1,225.6	(5.7)%
Canada	698.2	1,488.5	(53.1)%
Total	3,720.1	4,549.8	(18.2)%

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Aggregate power generation for the nine months ended September 30, 2017 decreased 18.2% from the comparable 2016 period primarily due to:

•

decreased generation in the Canada segment primarily due to a decrease of 702.0 net GWh on a combined basis at Kapuskasing, Nipigon and North Bay, due to their suspended operation status under the enhanced dispatch contracts, and a 60.1 net GWh decrease in generation at Mamquam due to lower water flows and a maintenance outage in the three months ended September 30, 2017; and

•

decreased generation in the West U.S. segment primarily due to a 101.5 net GWh decrease in generation at Frederickson due to lower merchant dispatch, offset by a 36.8 net GWh increase in generation at Manchief due to higher dispatch than the comparable period in 2016.

These decreases were partially offset by:

•

increased generation in the East U.S. segment primarily due to a 79.6 net GWh increase in generation at Curtis Palmer due to higher water flows than the comparable period in 2016 and a 51.7 net GWh increase in generation at Morris due to a maintenance outage in the comparable period in 2016.

	Availability
	Three months ended September 30,
			% change
	2017	2016	2017 vs. 2016
Segment
East U.S.	99.3%	88.2%	12.6%
West U.S.	97.1%	96.9%	0.2%
Canada	97.5%	90.6%	7.6%
Weighted average	98.4%	91.1%	8.0%

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Aggregate power availability for the three months ended September 30, 2017 increased 8.0% from the comparable 2016 period primarily due to:

•	increased availability in the East U.S. segment primarily due to a maintenance outage at Morris in the comparable period in 2016; and

•	increased availability in the Canada segment primarily due to a maintenance outage at Mamquam in the comparable period in 2016.

	Availability
	Nine months ended September 30,
			% change
	2017	2016	2017 vs. 2016
Segment
East U.S.	94.3%	93.3%	1.1%
West U.S.	90.5%	92.4%	(2.1)%
Canada	91.8%	95.5%	(3.9)%
Weighted average	92.9%	93.5%	(0.6)%

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Aggregate power availability for the nine months ended September 30, 2017 decreased 0.6% from the comparable 2016 period primarily due to:

•	decreased availability in the West U.S. segment primarily due to a maintenance outage at Frederickson; and

•	decreased availability in the Canada segment primarily due to maintenance outages at Williams Lake and Mamquam.

These decreases were partially offset by:

•	increased availability in the East U.S. segment primarily due to a longer planned maintenance outage in the comparable period in 2016 at Morris.

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

Project Adjusted EBITDA

	Three months ended			Nine months ended
	September 30,		$ change	September 30,		$ change
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net loss	$(33.7)	$(80.3)	$46.6	$(54.0)	$(109.8)	$55.8
Income tax (benefit) expense	(15.9)	2.6	(18.5)	(38.5)	(14.2)	(24.3)
Loss from operations before income taxes	(49.6)	(77.7)	28.1	(92.5)	(124.0)	31.5
Administration	5.5	5.7	(0.2)	17.6	17.6	—
Interest expense, net	13.8	20.0	(6.2)	49.5	87.9	(38.4)
Foreign exchange loss (gain)	9.4	(3.4)	12.8	17.7	19.1	(1.4)
Other income, net	—	(1.7)	1.7	—	(3.9)	3.9
Project loss	$(20.9)	$(57.1)	$36.2	$(7.7)	$(3.3)	$(4.4)
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	36.6	30.4	6.2	105.6	90.8	14.8
Interest expense, net	2.5	2.8	(0.3)	8.0	8.2	(0.2)
Change in the fair value of derivative instruments	2.0	(9.0)	11.0	5.8	(20.1)	25.9
Other (income) expense	(0.1)	(0.5)	0.4	57.6	(0.4)	58.0
Impairment	57.3	84.7	(27.4)	57.3	84.7	(27.4)
Project Adjusted EBITDA	$77.4	$51.3	$26.1	$226.6	$159.9	$66.7
Project Adjusted EBITDA by segment
East U.S.	30.6	19.4	11.2	86.8	70.5	16.3
West U.S.	21.7	21.3	0.4	41.5	43.4	(1.9)
Canada	24.6	10.7	13.9	97.3	46.2	51.1
Un-Allocated Corporate	0.5	(0.1)	0.6	1.0	(0.2)	1.2
Total	77.4	51.3	26.1	226.6	159.9	66.7

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended September 30,
			% change
	2017	2016	2017 vs. 2016
East U.S.
Project Adjusted EBITDA	$30.6	$19.4	58%

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Project Adjusted EBITDA for the three months ended September 30, 2017 increased $11.2 million from the comparable 2016 period primarily due to increased Project Adjusted EBITDA of:

•	$7.5 million at Morris due to decreased maintenance expense resulting from the overhaul of two gas turbines and one steam turbine in August 2016; and

•	$3.5 million at Curtis Palmer primarily due to higher water flows than the comparable 2016 period.

	Nine months ended September 30,
			% change
	2017	2016	2017 vs. 2016
East U.S.
Project Adjusted EBITDA	$86.8	$70.5	23%

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Project Adjusted EBITDA for the nine months ended September 30, 2017 increased $16.3 million from the comparable 2016 period primarily due to increased Project Adjusted EBITDA of:

•	$10.0 million at Curtis Palmer primarily due to higher water flows than the comparable 2016 period;

•	$2.8 million at Orlando primarily due to lower fuel expense resulting from the settlement of favorable fuel swaps;

•	$2.4 million at Morris primarily due to the overhaul of two gas turbines and one steam turbine in August 2016; and

•	$2.1 million at Piedmont primarily due to the replacement of a superheater that occurred in the comparable 2016 period.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended September 30,
			% change
	2017	2016	2017 vs 2016
West U.S.
Project Adjusted EBITDA	$21.7	$21.3	2%

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Project Adjusted EBITDA for the three months ended September 30, 2017 increased $0.4 million and did not change materially from the comparable 2016 period.

	Nine months ended September 30,
			% change
	2017	2016	2017 vs 2016
West U.S.
Project Adjusted EBITDA	$41.5	$43.4	(4)%

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Project Adjusted EBITDA for the nine months ended September 30, 2017 decreased $1.9 million from the comparable 2016 period primarily due to decreased Project Adjusted EBITDA of:

•	$2.2 million at Frederickson primarily due to higher maintenance expense than the comparable 2016 period.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended September 30,
			% change
	2017	2016	2017 vs. 2016
Canada
Project Adjusted EBITDA	$24.6	$10.7	130%

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Project Adjusted EBITDA for the three months ended September 30, 2017 increased $13.9 million from the comparable 2016 period primarily due to increased Project Adjusted EBITDA of:

•

$10.3 million at Kapuskasing and North Bay, primarily due to an $11.8 million decrease in fuel expense, as a result of  the expiration of fuel purchase agreements in December 2016 and their non-operational status under the terms of their enhanced dispatch contracts, partially offset by a $2.1 million decrease in revenue;

•	$1.1 million at Mamquam primarily due to higher water flows than the comparable 2016 period; and

•	$1.0 million at Williams Lake primarily due to fewer maintenance projects and higher availability than the comparable 2016 period.

	Nine months ended September 30,
			% change
	2017	2016	2017 vs. 2016
Canada
Project Adjusted EBITDA	$97.3	$46.2	111%

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Project Adjusted EBITDA for the nine months ended September 30, 2017 increased $51.1 million from the comparable 2016 period primarily due to increased Project Adjusted EBITDA of:

•

$45.8 million at Kapuskasing and North Bay, primarily due to $18.5 million received from the OEFC settlement, a $22.9 million increase in gross margin and $4.7 million decrease in maintenance expense resulting from the expiration of fuel purchase agreements in December 2016 and their non-operational status under the terms of their enhanced dispatch contracts; and

•	$6.6 million at Tunis primarily due to the collection of the OEFC settlement.

These increases were partially offset by a decrease in Project Adjusted EBITDA of:

•	$2.5 million at Mamquam primarily due to a maintenance outage that occurred during the nine months ended September 30, 2017, as well as to lower water flows than the comparable 2016 period; and

•	$2.1 million at Calstock primarily due to lower waste heat revenue and higher fuel prices than the comparable 2016 period.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended September 30,
			% change
	2017	2016	2017 vs. 2016
Un-allocated Corporate
Project Adjusted EBITDA	$0.5	$(0.1)	NM

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Project Adjusted EBITDA for the three months ended September 30, 2017 did not change materially from the comparable 2016 period.

	Nine months ended September 30,
			% change
	2017	2016	2017 vs. 2016
Un-allocated Corporate
Project Adjusted EBITDA	$1.0	$(0.2)	NM

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Project Adjusted EBITDA for the nine months ended September 30, 2017 did not change materially from the comparable 2016 period.

Liquidity and Capital Resources

	September 30,		December 31,
	2017		2016
Cash and cash equivalents	$122.4	(1)	$85.6
Restricted cash	12.5	(1)	13.3
Total	134.9		98.9
Revolving credit facility availability	127.4	(1)	118.5
Total liquidity	$262.3		$217.4

(1)

In October 2017, we utilized $59.6 million of cash and $4.5 million of restricted cash in order to pay off, in full, $54.6 million of non-recourse debt, $0.1 million of accrued interest and $9.4 million of interest rate swap termination costs at our Piedmont project. Additionally, we reduced our outstanding letters of credit by $11.7 million resulting in revolving credit facility availability of $115.7 million.

Overview

Our primary sources of liquidity are distributions from our projects and availability under our revolving credit facility. Our future liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 31, 2017 (at our North Bay and Kapuskasing projects) to December 2037. We are currently in negotiations with counterparties regarding the renewal or entry into new PPAs or we may elect to operate certain facilities in the merchant market upon expiration of their PPAs. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, repurchase of common shares and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing external growth opportunities or fund our operations” in our Annual Report on Form 10‑K for the year ended December 31, 2016.

We expect to reinvest approximately $39.7 million in our portfolio, including equity method investments, in the form of project capital expenditures and maintenance expenses in 2017, of which $28.5 million has been incurred through September 30, 2017. Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2016. We do not expect any other material or unusual requirements for cash outflows for 2017 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Nine months ended
	September 30,
	2017	2016	Change
Net cash provided by operating activities	$137.9	$91.9	$46.0
Net cash (used in) provided by investing activities	(4.9)	0.8	(5.7)
Net cash used in financing activities	(96.2)	(71.3)	(24.9)

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

For the nine months ended September 30, 2017, the net increase in cash flows from operating activities of $46.0 million was primarily the result of the following:

•	OEFC Settlement – we received approximately $25.6 million related to our settlement with the OEFC in the nine months ended September 30, 2017;

•

Impact of enhanced dispatch contracts and lower fuel costs in Ontario – we recorded $22.9 million of higher gross margin at North Bay, Kapuskasing and Nipigon as a result of the enhanced dispatch contracts in 2017, as well as the expiration of unfavorable gas purchase agreements in December 2016;

•

Operations and maintenance – we incurred $16.0 million of lower operations and maintenance costs, as a result of decreased maintenance expense at Morris and Williams Lake, which underwent outages in the comparable 2016 period, and at North Bay and Kapuskasing which did not operate during 2017 due to the terms of their enhanced dispatch contracts; and

•	Hydrological conditions at Curtis Palmer – higher water flows at our Curtis Palmer project had a $10.0 million impact on cash flows from operations.

These increases were partially offset by the following decreases to cash flows from operations:

•

Working capital – changes in working capital resulted in a $25.0 million decrease in cash flows from operating activities primarily due to $11.7 million of timing in revenue receipts at our Oxnard and Morris projects, $3.3 million of inventory buildup at our Manchief and Williams Lake projects in preparation for outages in 2018 and 2019, respectively, as well as other changes in timing of project and corporate receipts and payments;

•

Demand and fuel prices – higher maintenance expense at Frederickson as well as higher fuel prices resulted in a $2.2 million decrease in cash flows from operating activities from the comparable 2016 period;

•	Hydrological conditions and maintenance outage at Mamquam – lower water flows and a forced outage at our Mamquam project had a $2.5 million impact on cash flows from operations; and

•	Waste heat – lower waste heat at our Calstock project had a $2.2 million impact on cash flows from operations.

Investing Activities

For the nine months ended September 30, 2017, the net decrease in cash flows used in investing activities of $5.7 million was primarily the result of the following:

•	Reimbursement of construction cost – we received a reimbursement of $4.7 million for the construction project at Morris in the comparable 2016 period; and

•	Restricted cash – the change in restricted cash decreased $1.8 million from the comparable 2016 period, primarily due to lower restricted cash requirements from decreased outstanding debt balances.

These decreases were partially offset by investments in capitalized plant additions that were $0.8 million lower in the nine months ended September 30, 2017 as compared to the comparable 2016 period.

Financing Activities

For the nine months ended September 30, 2017, the net decrease in cash flows from financing activities of $24.9 million was primarily the result of the following:

•	The Credit Facilities – we received $231.1 million of net proceeds from issuance of the senior secured term loan in the comparable 2016 period after repayment of the previous term loan;

•	Corporate and project-level debt repayments – we made $7.8 million of higher principal payments than the comparable 2016 period due to higher outstanding debt balances; and

•	Preferred share repurchases – we paid $3.1 million in the nine months ended September 30, 2017 to repurchase and cancel preferred shares.

These decreases were partially offset by the following increases to cash flows from financing activities:

•	Convertible debenture repayments – we paid $187.4 million to redeem and cancel convertible debentures in the comparable 2016 period;

•	Deferred financing costs – we incurred $16.2 million of deferred financing costs related to the refinancing of the senior secured credit facilities in the comparable 2016 period; and

•	Common share repurchases – we paid $0.2 million in the nine months ended September 30, 2017 to repurchase and cancel common shares as compared to $13.9 million in the comparable 2016 period.

Corporate Debt

The following table summarizes the maturities of our corporate debt at September 30, 2017:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2017	2018	2019	2020	2021	Thereafter
Senior secured term loan facility(1)(2)	April 2023	5.40%	-	5.70%	$562.7	$25.0	$90.0	$65.0	$105.0	$80.0	$199.9
Atlantic Power Income LP Note	June 2036	5.95%			168.3	—	—	—	—	—	168.3
Convertible Debenture	June 2019	5.75%			42.5	—	—	42.5	—	—	—
Convertible Debenture	December 2019	6.00%			64.9	—	—	64.9	—	—	—
Total Corporate Debt					$838.4	$25.0	$90.0	$172.4	$105.0	$80.0	$368.2

(1)

The senior secured term loans contain a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of Atlantic Power Limited Partnership Holdings (“APLP Holdings”) and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the senior secured credit facilities and the Medium Term Notes, letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by APPEL, a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of senior secured term loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and APPEL being unable to pay dividends to its shareholders. The amortization profile in the table above is based on principal payments according to the targeted principal amount described in (ii) above.

(2)	In October 2017, the interest rate of the senior secured term loans was amended to LIBOR plus an applicable margin of 3.50%.

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at September 30, 2017. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At November 7, 2017, all of our projects were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements.

The range of interest rates presented represents the rates in effect at September 30, 2017. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2017	2018	2019	2020	2021	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	4.45%			$8.8	$1.5	$6.5	$0.8	$—	$—	$—
Piedmont (1)	August 2018	8.20%			54.6	1.2	53.4	—	—	—	—
Cadillac	August 2025	6.09%			24.8	0.8	3.0	3.1	3.1	2.7	12.1
Total Consolidated Projects					88.2	3.5	62.9	3.9	3.1	2.7	12.1
Equity Method Projects:
Chambers(2)	December 2019 and 2023	4.50%	-	5.00%	42.9	—	—	5.2	7.8	8.8	21.1
Total Equity Method Projects					42.9	—	—	5.2	7.8	8.8	21.1
Total Project-Level Debt					$131.1	$3.5	$62.9	$9.1	$10.9	$11.5	$33.2

(1)	In October 2017, Piedmont’s debt was repaid in full.

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

We expect to reinvest approximately $5.4 million in 2017 (of which $4.9 million was reinvested in the nine months ended September 30, 2017) in our portfolio, including equity method investments, in the form of project capital expenditures and incur $34.3 million of maintenance expenses (of which $23.6 million was incurred in the nine months ended September 30, 2017). Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2016. We do not expect any other material or unusual requirements for cash outflows for 2017 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

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

Off‑Balance Sheet Arrangements

As of September 30, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to  materially  affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 29, 2016, we commenced a NCIB that will expire on December 28, 2017 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs. Under the NCIB, we may purchase up to approximately 11.3 million common shares (Cdn$37.4 million based on the Cdn$3.31 closing price of our common shares on the TSX on December 31, 2016), or 10% of our public float. Through September 30, 2017, we repurchased and cancelled 0.1 million shares at a cost of $0.2 million. Through September 30, 2017, we also repurchased and cancelled 0.3 million of our Cdn$25.0 par value 4.85% Cumulative Redeemable Preferred Shares, Series 1 at Cdn$15.5 per share for a total payment of Cdn$3.9 million, resulting in a $3.0 million gain recorded in net (loss) income attributable to preferred shares of a subsidiary company in the three and nine months ended September 30, 2017.

				Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid		as Part of a Publicly Announced	of Shares to be Purchased Under
Repurchase Period	Shares Purchased	Per Share		Purchase Plan	the Plan
9/1/2017 - 9/30/2017	93,391	Cdn$	2.95	93,391	Cdn$	37,106,361
Total	93,391			93,391

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.40*

Second amendment dated October 18, 2017 to the Credit and Guaranty Agreement, dated as of April 13, 2016, among APLP Holdings Limited Partnership, as Borrower, Atlantic Power Corporation, as guarantor, Certain Subsidiaries of APLP Holdings Limited Partnership, as Guarantors, Various Lenders, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers, Goldman Sachs Lending Partners LLC and Bank of America, N.A., as Joint Syndication Agents, Goldman Sachs Lending Partners LLC as Administrative Agent and Collateral Agent, and Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China, in their respective capacities as Joint Lead Arrangers and Joint Bookrunners.

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

Date: November 9, 2017	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)