Form 10-K
period 2017-12-31
ATLANTIC POWER CORP
filed 2018-03-01
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $271.9 million based upon the last reported sale price on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 27, 2018, 116,008,834 of the registrant’s Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

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

•	our ability to renew or enter into new power purchase agreements (“PPAs”) on favorable terms or at all after the expiration of our current agreements;

•	our ability to meet the financial covenants under our Credit Facilities (as defined herein) and other indebtedness;

•	expectations regarding maintenance and capital expenditures; and

•	the impact of legislative, regulatory, competitive and technological changes.

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

•	our indebtedness and financing arrangements and the terms, covenants and restrictions included in our Credit Facilities;

•	exchange rate fluctuations;

•	the impact of downgrades in our credit rating or the credit rating of our outstanding debt securities, and changes in our creditworthiness;

•	unstable capital and credit markets;

•	the dependence of our projects on their electricity and thermal energy customers;

•	exposure of certain of our projects to fluctuations in the price of electricity or natural gas;

•	the dependence of our projects on third‑party suppliers;

•	projects not operating according to plan;

•	the effects of weather, which affects demand for electricity and fuel as well as operating conditions;

•	U.S., Canadian and/or global economic conditions and uncertainty;

•	risks beyond our control, including but not limited to geopolitical crisis, acts of terrorism or related acts of war, natural disasters or other catastrophic events;

•	the adequacy of our insurance coverage;

•	the impact of significant energy, environmental and other regulations on our projects;

•	the impact of impairment of goodwill, long‑lived assets or equity method investments;

•	the impact of failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	increased competition, including for acquisitions;

•	our limited control over the operation of certain minority‑owned projects;

•	transfer restrictions on our equity interests in certain projects;

•	risks inherent in the use of derivative instruments;

•	labor disruptions;

•	the impact of hostile cyber intrusions;

•	the impact of our failure to comply with the U.S. Foreign Corrupt Practices Act and/or Canadian Corruption of Foreign Public Officials Act; and

•	our ability to retain, motivate and recruit executives and other key employees.

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

ITEM 1.  BUSINESS

GENERAL

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of December 31, 2017, the Company’s portfolio consisted of twenty-two projects with an aggregate electric generating capacity of approximately 1,793 megawatts (“MW”) on a gross ownership basis and approximately 1,440 MW on a net ownership basis. Eighteen of the projects are majority‑owned and operated by the Company. Four of the Company’s projects in Ontario are not in operation, two because of contract expirations at December 31, 2017, another due to a revised contractual arrangement with the offtaker, and the fourth, Tunis, has a forward-starting 15-year contractual agreement that will commence with commercial operation of the plant during the third quarter of 2018. The eighteen projects in operation at December 31, 2017 have generating capacity of approximately 1,633 MW on a gross ownership basis and approximately 1,280 MW on a net ownership basis. In early February 2018, the Company’s three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations, as discussed in Our Organization and Segments.

The following charts show, based on generation capacity in MW, the diversification of our portfolio by segment and fuel type for our projects currently in operation:

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, which have expiration dates ranging from September 30, 2018 to December 31, 2037, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

We directly operate and maintain the majority of our power generation projects. We also partner with recognized leaders in the independent power industry to operate and maintain our other projects, including Heorot Power Management LLC (“Heorot”) and Purenergy LLC (“Purenergy”). Under these operation, maintenance and management agreements, the operator is typically responsible for operations, maintenance and repair services.

HISTORY OF OUR COMPANY

Atlantic Power Corporation is a corporation continued under the laws of British Columbia, Canada, which was incorporated in 2004. We used the proceeds from our initial public offering on the Toronto Stock Exchange (“TSX”) in November 2004 to acquire a 58% interest in Atlantic Power Holdings, LLC (which we refer to herein as “Atlantic Holdings”) from two private equity funds managed by ArcLight Capital Partners, LLC (“ArcLight”) and from Caithness Energy, LLC (“Caithness”). Until December 31, 2009, we were externally managed under an agreement with Atlantic Power Management, LLC, an affiliate of ArcLight, when we agreed to pay ArcLight an aggregate of $15 million to terminate its management agreement with us. In connection with the termination of the management agreement, we hired all of the then‑current employees of Atlantic Power Management and entered into employment agreements with its three officers.

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

In 2017, we continued to successfully execute our key initiative of improving the balance sheet. We lowered the interest rate on our term loan facilities (the “Term Loan Facilities”) twice, decreasing the rate from LIBOR plus 5.00% to LIBOR plus 3.50%. This decrease is expected to save approximately $33 million of interest expense through maturity. We continued to amortize our corporate and project-level debt with approximately $166 million of principal payments. Since embarking on our debt reduction strategy, we have reduced our overall leverage by approximately $1 billion and from 9.5 times EBITDA at 2013 to approximately 3.3 times EBITDA at December 31, 2017. In October 2017, Moody’s Investors Service (“Moody’s) upgraded our Corporate Family Rating to Ba3 from B1 and the senior secured term loan and revolving credit facilities at APLP Holdings to Ba2 from Ba3.

On January 29, 2018, we closed the sale of our offering (the “Series E Debenture Offering”) of Cdn$100 million aggregate principal amount of 6.00% Series E convertible unsecured subordinated debentures (the “Series E Debentures”). We also granted the underwriters the option to purchase up to an additional Cdn$15 million aggregate principal amount of Series E Debentures at any time up to 30 days after the date of closing of the Series E Debenture Offering to cover over-allotments. The underwriters exercised that option for the full Cdn$15 million aggregate principal amount on February 2, 2018.

On the initial closing date, we received net proceeds from the Series E Debentures Offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On January 29, 2018, we issued a notice to redeem all of the $42.5 million remaining principal amount of 5.75% Series C convertible unsecured subordinated debentures due June 2019 (the “Series C Debentures”) with the use of a portion of the proceeds from the Series E Debenture Offering. On February 2, 2018, we issued a notice to redeem Cdn$56.2 million principal amount of the 6.00% Series D extendible convertible unsecured subordinated debentures (the “Series D Debentures”) with the remaining proceeds from the Series E Debentures Offering. After the partial redemption, Cdn$24.7 million aggregate principal amount of the Series D Debentures remain outstanding.

Extending PPAs following their expiration

PPAs in our portfolio have expiration dates ranging from September 30, 2018 to December 31, 2037. We plan for PPA expirations by evaluating various options in the market. New arrangements may involve responses to utility solicitations for capacity and energy, direct negotiations with the original purchasing utility for PPA extensions, approaches by the projects to likely bilateral counterparties, including traditional PPAs, tolling agreements with creditworthy energy trading firms or the use of derivatives to lock in value. The current market for PPAs is challenging. When a PPA expires or is terminated, it is possible that the price received by the project for power under subsequent arrangements, if any, may be reduced and in some cases, significantly. Our projects may not be able to secure a new agreement and could be exposed to selling power at spot market prices. It is possible that subsequent PPAs or the spot markets may not be available at prices that permit the operation of the project on a profitable basis. For the status of description of some of our PPAs and related renegotiations, see Item 1A. “Risk Factors—Risk Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.” We do not assume that revenues or operating margins under existing PPAs will necessarily be sustained after PPA expirations, since most original PPAs included capacity payments related to return of and return on original capital invested, and counterparties or evolving regional electricity markets may or may not provide similar payments under new or extended PPAs.

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

Development and construction

We have invested and may invest in the future in energy‑related projects primarily in the electric power industry, including investments in late stage development projects or companies where the prospects for creating long‑term cash flows are attractive. We may also seek to develop new plant opportunities with other industrial customers. We believe this approach makes sense based on the current structure of the power markets and it is a market segment that is within our core competencies.

OUR COMPETITIVE STRENGTHS

We have the following competitive strengths:

•

Diversified projects. Our power generation projects in operation have an aggregate gross electric generation capacity of approximately 1,633 MW, and our net ownership interest in these projects is approximately 1,280 MW at December 31, 2017. These projects are diversified by fuel type, electricity and steam customers, technologies, project operators and geography. The majority are located in the U.S. Eastern, Mid‑Atlantic and Midwest regions, and the province of British Columbia.

•

Experienced management team. Our management team has a depth of experience in commercial power operations and maintenance, project development, asset management, mergers and acquisitions, capital raising and management and financial controls.

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

•

Strong in‑house operations and asset management teams. We manage the operations of fourteen of our eighteen operating power generation projects, which represent approximately 63% of our portfolio’s total net generating capacity. The remaining four generation projects are operated by third parties, which are recognized leaders in the independent power business.

ASSET MANAGEMENT

Our asset management strategy is to manage our physical assets and commercial relationships to increase shareholder value. We proactively seek scale opportunities and to establish best practices that result in EBITDA and cash flow growth across all of our eighteen operating plants. Our asset management group works to ensure that our projects receive appropriate preventative and corrective maintenance and incur capital expenditures to provide for their safety, efficiency, availability, flexibility, longevity, and growth in EBITDA contribution. We also proactively look for opportunities to optimize power purchase, fuel supply, long‑term service and other agreements to deliver strong and predictable financial performance. The teams at each of the businesses have extensive experience in managing, operating and maintaining the assets.

For operations and maintenance services at the four projects in our portfolio which we do not operate, we partner with experienced operators in the independent power business. Examples of our third‑party operators include Heorot and Purenergy, which are experienced, well regarded energy infrastructure management services companies. In addition, employees of Atlantic Power with significant experience managing similar assets are involved in all significant decisions with the objective of proactively identifying value‑creating opportunities such as contract renewals or restructurings, asset‑level refinancings, add‑on acquisitions, divestitures and participation at partnership meetings and calls.

OUR ORGANIZATION AND SEGMENTS

The following tables outline by segment our portfolio of power generating assets in operation as of December 31, 2017, including our interest in each facility. We believe our portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region.

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

East U.S. Segment

Our East U.S. segment accounted for 35.4%, 33.7% and 35.7% of consolidated revenue in 2017, 2016 and 2015, respectively, and total net generation capacity of 531 MW at December 31, 2017. Niagara Mohawk Power Corporation accounted for 11% of total consolidated revenues and 30% of total revenues from the East U.S. segment, respectively, for the year ended December 31, 2017.

The table below provides the revenue and project income for the East U.S. segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	East U.S. Segment
	Revenue	Project (loss) income
	($ in millions)	($ in millions)
2017	$152.5	$(17.0)
2016	134.5	31.2
2015	150.0	38.7

Set forth below is a list of our East U.S. projects in operation at December 31, 2017:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A-
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September 2032	A-
Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP(2)	December 2034	BBB+
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June 2028	BBB
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric (3)	March 2024	BBB+
					16	Chemours Co.	March 2024	BB
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2018	AA
Curtis Palmer(4)	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027	A-

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(3)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the 89 net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through December 31, 2017, the facility has generated 7,329 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

West U.S. Segment

Our West U.S. segment accounted for 25.3%, 25.4% and 24.9% of consolidated revenue in 2017, 2016 and 2015, respectively, and total net generation capacity of 592 MW at December 31, 2017. San Diego Gas & Electric accounted for 11% of total consolidated revenues and 41% of total revenues from the West U.S. segment for the year ended December 31, 2017.

The table below provides the revenue and project income (loss) for the West U.S. segment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	West U.S. Segment
	Revenue	Project (loss) income
	($ in millions)	($ in millions)
2017	$108.9	$(72.0)
2016	101.3	11.8
2015	104.6	38.7

Set forth below is a list of our West U.S. projects in operation at December 31, 2017:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	(1)	A
Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	(1)	A
North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric	(1)	A
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	April 2020	BBB+
Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022 (2)	A-
Frederickson(3)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA-
					45	Grays Harbor PUD	August 2022	A+
					30	Franklin Co. PUD	August 2022	A+
Koma Kulshan(3)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December 2037	BBB

(1)

Our land use license agreements with the U.S. Navy expired on February 7, 2018. Our PPAs with San Diego Gas & Electric terminated on March 1, 2018. We were unable to extend our land use license agreements through the end of our PPAs and ceased operations at these plants on February 7, 2018. See discussion below.

(2)	Public Service Company of Colorado has options to purchase Manchief in either May 2020 or May 2021.
(3)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

Recent developments affecting our San Diego projects

Three of our projects (Naval Station, North Island and Naval Training Center) have PPAs with San Diego Gas & Electric that expire in December 2019, although the steam sales agreements with the U.S. Navy for all three projects expired on February 7, 2018. Our right to use the property on which the plants are located (on existing Naval or Marine bases) also expired on February 7, 2018.

In July 2017, we entered into new seven-year Power Purchase Tolling Agreements for the Naval Station and North Island projects. The agreements are with SDG&E and are subject to certain significant conditions including retaining the right to operate on the Navy properties. As of February 28, 2018, we have not obtained the right to operate on the Naval or Marine properties (“site control”).

We have also executed amendments to the existing PPAs with SDG&E for Naval Station, North Island and Naval Training Center, which provide for termination of the existing PPAs.

We have also entered into Resource Adequacy (“RA”) contracts with SDG&E for all three projects, which are subject to retaining site control beyond February 2018. The RA contracts for Naval Station and North Island are contingent arrangements that would become effective only under limited circumstances and conditions. In addition, we and SDG&E have entered into an RA contract for NTC, under which NTC would supply RA capacity to SDG&E from February through December 2018.

We obtained approval of the California Public Utilities Commission (“CPUC”) for the aforementioned Power Purchase Tolling Agreements, termination of the existing PPAs and the RA contracts on March 1, 2018. As a result of the approval, the existing PPAs with SDG&E for Naval Station, North Island and Naval Training Center were terminated on March 1, 2018.

We entered into a seven-year PPA with Southern California Edison for our NTC project commencing in January 2019. The PPA is a sale of RA capacity and a toll of the energy production resulting from offering the resource to the California Independent System Operator. This PPA is subject to obtaining site control and CPUC approval.

Even if we are successful in pursuing a path to site control and receive CPUC approval of the NTC agreement, Project Adjusted EBITDA is expected to be significantly lower than the $21.0 million recorded in 2017 for these three projects.

Canada Segment

Our Canada segment accounted for 39.1%, 40.7% and 39.2% of consolidated revenue in 2017, 2016 and 2015, respectively, and total net generation capacity for operational projects of 237 MW at December 31, 2017. Ontario Electric Financial Corporation (“OEFC”) and British Columbia Hydro and Power Authority (“BC Hydro”) accounted for 20% and 10% of total consolidated revenues, respectively, and 52% and 26% of total revenues from the Canada segment, respectively, for the year ended December 31, 2017.

The table below provides the revenue and project income (loss) for the Canada segment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	Canada Segment
	Revenue	Project income (loss)
	($ in millions)	($ in millions)
2017	$168.6	$38.8
2016	162.5	(35.7)
2015	164.7	(85.7)

Set forth below is a list of our Canada projects in operation or under contract at December 31, 2017:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Mamquam	British Columbia	Hydro	50	100.00%	50	BC Hydro	September 2027 (1)	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	BC Hydro	August 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	BC Hydro	June 2019 (2)	AAA
Calstock	Ontario	Biomass	35	100.00%	35	OEFC	June 2020	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	IESO	December 2022(3)	AA
Tunis	Ontario	Natural Gas	40	100.00%	40	IESO	(4)	AA

(1)	BC Hydro has the option to purchase Mamquam in November 2021 and every five-year anniversary thereafter.
(2)	The Williams Lake energy purchase agreement may extend to September 30, 2019 at the option of BC Hydro.
(3)

In December 2017, we entered into a long-term enhanced dispatch contract with the Independent Electricity System Operator (“IESO”) for Nipigon for the period November 1, 2018 through December 31, 2022. As a result, the PPA will be terminated effective October 31, 2018.  The long-term enhanced dispatch contract provides for Nipigon to receive monthly capacity-type payments based on the original PPA, with adjustment for operational savings that will be shared with the IESO. In addition, the project will function as a market participant and earn energy revenues for those periods during which it operates. In 2018, we will accelerate amortization of the remaining $18.3 million of intangible PPA asset through October 31, 2018.

(4)

In December 2014, we entered into an agreement with the Ontario Power Authority and its successor, the IESO for the future operations of the Tunis facility. Subject to meeting certain technical requirements, Tunis will operate under a 15-year agreement with the IESO commencing during the third quarter of 2019. The agreement provides the Tunis project with a fixed monthly payment which escalates annually according to a pre-defined formula while allowing it to earn additional energy revenues for those periods during which it operates. For a further description of the status of these agreements and related renegotiations, see Item 1A. Risk Factors - The expiration or termination of our PPAs could have a material adverse impact on our business, results of operation and financial condition.

On December 31, 2017, the enhanced dispatch contracts with the IESO expired at our wholly-owned 40 MW natural gas projects, Kapuskasing and North Bay, located in the Province of Ontario. These projects are currently not in operation.

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

According to the North American Electric Reliability Corporation’s (“NERC”) 2017 Long‑Term Reliability Assessment (“LTRA”), published in December 2017, the 10-year forecast compound annual growth rate of the peak summer and winter electricity demand has continued to trend downward. The LTRA reference case shows a compound annual growth rate of 0.6% and 0.6% for the summer and winter seasons, respectively. This is a decline from 0.7% and 0.7%, respectively, in the 2016 LTRA and is the lowest compound annual growth rate on record since NERC began publishing the LTRA. The declining growth rates are expected to continue with the increase in energy efficiency and conservation programs as well as the continued growth of distributed solar and other storage sources.

Despite low projected demand growth, reserve margins are trending down. According to the LTRA, the North American electric power system is undergoing a significant transformation with ongoing retirements of fossil-fired and nuclear capacity as well as growth in natural gas, wind, and solar resources. This shift is caused by several drivers, such as existing and proposed federal, state, and provincial environmental regulations as well as low natural gas prices, in addition to the ongoing integration of both distributed and utility-scale renewable resources. Natural gas-fired generation surpassed coal as the predominant fuel source for electric generation and is the leading fuel type for capacity additions.

Non‑utility power generation

In the independent power generation sector, electricity is generated from a number of energy sources, including natural gas, coal, water, waste products such as biomass (e.g., wood, wood waste, agricultural waste), landfill gas, geothermal, solar and wind. All of our plants are non‑utility electric generating facilities in the North American electrical power generation industry. The electric power industry is one of the largest industries in the United States, generating annualized retail electricity sales of approximately $87 billion through November 2017, based on information published by the Energy Information Administration. A growing portion of the power produced in the United States and Canada is generated by non‑utility generators. According to the Energy Information Administration, independent power producers represented approximately 39% of total net generation in 2017. Independent power producers sell the electricity that they generate to electric utilities and other load‑serving entities (such as municipalities and electric cooperatives) by way of bilateral contracts or open power exchanges. The electric utilities and other load‑serving entities, in turn, generally sell this electricity to industrial, commercial and residential customers.

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

Generating projects

United States

Twelve of our power generating projects are QFs under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”), and FERC regulations. A QF falls into one or both of two primary classes, both of which would facilitate one of PURPA’s goals to more efficiently use fossil fuels to generate electricity than typical utility plants. The first class of QFs includes energy producers that generate power using renewable energy sources such as wind, solar, geothermal, hydro, biomass or waste fuels. The second class of QFs includes cogeneration facilities, which must meet specific fossil fuel efficiency requirements by producing both electricity and steam versus electricity only.

The generating projects with QF status are currently party to a PPA with a utility or have been granted authority to charge market-based rates or are exempt from FERC rate-making authority. The FERC has granted eight of the projects the authority to charge market-based rates based primarily on a finding that the projects lack market power. The projects with QF status are also exempt from state regulation respecting the rates of electric utilities and the financial or organizational regulation of electric utilities. However, state regulators may review the prudency of utilities entering into PPAs with QFs and the siting of the generation facilities. The majority of our generation is sold by QFs under PPAs that required approval by state authorities.

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

Notwithstanding their status as QFs and EWGs, our projects remain subject to various aspects of FERC regulation, including those relating to power marketer status and to oversight of mergers, acquisitions and investments relating to utilities under the Federal Power Act, as amended by the EP Act of 2005. Nine of our projects are also subject to reliability standards developed and enforced by NERC. NERC is a not-for-profit regulatory authority whose mission is to assure the reliability and security of the bulk power system in North America.

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

The Clean Energy Act (the “Clean Energy Act”), which became law in 2010, sets out British Columbia’s energy objectives. The Clean Energy Act states, among other things, that British Columbia aims to accelerate and expand the development of clean and renewable energy sources in British Columbia to, among other things, promote economic development and job creation and continue to work toward the reduction of greenhouse gas emissions. The legislation also explicitly states that British Columbia will encourage the use of waste heat, biogas and biomass to reduce waste. The Government of British Columbia released in April 2016 the Clean Energy Production in B.C.: An inter-Agency Guidebook for Project Development, which is consistent with the Clean Energy Act and favors clean and renewable energy sources such as waterpower, windpower and ocean energy generation. BC Hydro is required to meet these objectives and submit reports to the BCUC updating on its progress.

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

In 1998, the Legislative Assembly of Ontario passed the Energy Competition Act of 1998, which authorized the establishment of a market in electricity, and reorganized Ontario Hydro into five companies: Ontario Power Generation (“OPG”), the Ontario Hydro Services Company (later renamed Hydro One), the Independent Electricity Market Operator (later renamed the IESO), the ESA, and OEFC. The two commercial companies, Ontario Power Generation and Hydro One, were intended to eventually operate as private businesses rather than as crown corporations. In the fall of 2015, the Province sold off 15% of Hydro One in an IPO with an additional 38% sold through December 31, 2017.

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

In November 2006, the IESO entered into a memorandum of understanding with NERC, in which it recognized NERC as the “electricity reliability organization” in Ontario. In addition, the IESO has also entered into a similar MOU with both the Northeast Power Coordinating Council (the “NPCC”) and NERC. The IESO is accountable to NERC and NPCC for compliance with NERC and NPCC reliability standards. Although the IESO may impose Ontario-specific reliability standards, such standards must be consistent with, and at least as stringent as, NERC’s and NPCC’s standards.

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

The Green Energy Act became law in Ontario in 2009 for renewable electricity generation technologies, including via a feed-in tariff program. This Act states that the Government of Ontario is, among other things, committed to fostering the growth of renewable energy projects, to removing barriers to and promoting opportunities for renewable energy projects and to promoting a green economy. From 2009 to 2013, power purchase contracts in respect of large-scale energy projects were awarded under a feed-in-tariff program. Thereafter, large renewable procurement was done by way of a new program, which was suspended in 2016.  In December 2017, the Government of Ontario announced a new Long-Term Energy Plan, which includes developing a “made in Ontario” solution that focuses on lowering carbon emissions, among other things.

Carbon emissions

United States – regional and state

In the United States, during the past several years government action addressing carbon emissions has been focused on the regional and state level. Beginning in 2009, the Regional Greenhouse Gas Initiative (“RGGI”) was established by certain Northeast and Mid-Atlantic states as the first cap-and-trade program in the United States for CO2 emissions. CO2 allowances are now a tradable commodity in the RGGI states. The nine states currently participating in RGGI have varied implementation plans and schedules. RGGI implemented a new, reduced CO2 cap in 2014, with further reductions of 2.5% each year from 2015 to 2020. The one RGGI state where we have project interests, New York, also provides cost mitigation for independent power projects with certain types of power contracts. California’s cap-and-trade program governing greenhouse gas emissions became effective for the electricity sector on January 1, 2013. California, along with British Columbia, Ontario and Quebec, is part of the Western Climate Initiative, which supports the implementation of state and provincial greenhouse gas emissions trading programs. Other states and regions in the United States have considered similar regulations, and it is possible that federal climate legislation will be established in the future.

In 2006, the State of California passed legislation initiating two programs to control/reduce the creation of greenhouse gases. The two laws are more commonly known as AB 32 (the Global Warming Solutions Act) and SB 1368. In 2016, California enacted SB 32, which expanded the requirements of AB 32. Under AB 32 and SB 32, the California Air Resources Board (the “CARB”) is required to adopt a greenhouse gas emissions cap on all major sources (not limited to the electric sector) to achieve goals of reaching (i) 1990 greenhouse gas emissions levels by the year 2020, (ii) 40% below 1990 levels by 2030, and (iii) 80% below 1990 emissions levels by 2050. Under the CARB regulations that took effect on January 1, 2013, electricity generators and certain other facilities are now subject to an allowance for greenhouse gas emissions, with allowances allocated by both formulas set by the CARB and auctions.

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

United States – federal

The U.S. Environmental Protection Agency (the “EPA”) has taken several recent actions respecting CO2 emissions. The EPA’s actions include its December 2009 finding of “endangerment” to public health and welfare from greenhouse gases, its issuance in September 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule which required large sources, including power plants, to monitor and report greenhouse gas emissions to the EPA annually beginning in 2011, and its issuance in May 2010 of its final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which under a phased-in approach requires large industrial facilities, including power plants, to obtain permits to emit, and to use best available control technology to curb emissions of, greenhouse gases. In addition, in August 2015, the EPA issued its final rule regulating carbon emissions from existing electric generating units, which is referred to as the Clean Power Plan (the “CPP”).  As a result of judicial challenge, however, the CPP has not been implemented, and more recently the Trump administration has pursued efforts to revoke it. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP as it would have applied to existing power plants, including the requirement that states submit their initial plans by September 2016, and proceedings before the U.S. Court of Appeals for the District of Columbia Circuit are in abeyance pending further agency action. At the administrative level, on March 28, 2017, President Trump signed an Executive Order directing the EPA to review and, consistent with applicable law, initiate a rulemaking to suspend, revise or rescind the Clean Power Plan and EPA’s standards for new power plants. Recently, on October 10, 2017, the EPA issued a proposed rule to repeal the CPP for existing power plants, and pursuant to an April 2017 announcement it is continuing to review whether to suspend, revise or rescind the greenhouse gas standards for new power plants. The public comment period on the proposed rule for existing plants ran to January 16, 2018. The EPA also announced its intent to issue an advance notice of proposed rulemaking to solicit information on alternate systems of greenhouse gas emissions reduction from power plants. Any such rulemaking activities could take years to complete, and are likely to draw legal challenges. At this time, we cannot predict the outcome of the current legal challenges to the CPP or any legal challenges to future administrative actions.

Canada - federal

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

On October 3, 2016, the Government of Canada announced its proposed pan-Canadian approach for the pricing of carbon pollution. Under the federal approach, the provinces and territories can put a direct price on carbon pollution or they can adopt a cap-and-trade system. On January 15, 2018, the Government of Canada released the draft Greenhouse Gas Pollution Pricing Act, setting out the mechanics proposed to be used to backstop the federal government’s pan-Canadian approach to carbon pricing in provinces that have not implemented, by January 1, 2019, a carbon pricing system that the federal government has determined complies with its carbon price requirements. The federal backstop regime requires a minimum Cdn$20/tonne of carbon dioxide equivalent (“tCO2e”) carbon price by January 1, 2019, increasing by Cdn$10 increments each following year to 2022. Alberta, British Columbia, Ontario and Québec already have compliant carbon pricing systems in place and are not expected to be subject to the federal backstop regime.

Canada – British Columbia

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

Canada - Ontario

Ontario has a new Quantification, Reporting, and Verification of Greenhouse Gas Emissions Regulation O.  Reg. 143/16 under the Climate Change Mitigation and Low-carbon Economy Act, 2016 (the “Ontario Cap and Trade Act”)  which has applied since January 1, 2017. Ontario’s reporting rules require a report for all facilities which release 10,000 Tonnes CO2eq or more per year to be made using Environment Canada’s Single Window System. For 2016 (the last year for which emission reports had been published at the beginning of 2018), each of our three natural gas powered generating facilities in Ontario reported emissions in excess of 115,000 Tonnes of CO2eq (more than 317,000 Tonnes of CO2eq in total) on the federal registry. All three of these plants ceased to operate at the end of 2017.

In December 2015, Ontario, Manitoba and Quebec signed a Memorandum of Understanding signaling their intentions to share information and link their cap-and-trade programs, which effort is expected to strengthen and expand the coverage of the Western Climate Initiative.  On September 22, 2017 Ontario formally joined the Québec-California carbon market, effective January 1, 2018. This will allow all three governments to hold joint auctions of greenhouse gas emission allowances and to harmonize regulations and reporting.

In Ontario, facilities with annual greenhouse gas emissions of 25,000 tonnes or more are generally required by law to participate in the Ontario cap-and-trade regime. However, under The Cap and Trade Program Regulation O. Reg. 144/16 (the “Cap and Trade Program”), facilities which primarily generate electricity using natural gas from a local distributor are excluded from the mandatory registration requirements under the Ontario Cap and Trade Act and participate in the Ontario Cap and Trade Program through the payment of the carbon price charged by the local natural gas distributor on natural gas delivered after the end of 2016. Although the details of arrangements for the recovery of these additional costs depend on the terms of the applicable PPA, the IESO has stated generally that “the electricity sector will see the cost of carbon reflected in the wholesale electricity price when natural gas-fired resources are on the margin” and it is generally expected that most, if not all, of the incremental carbon price paid by generators to local natural gas distributors will be recoverable by the generators under the applicable PPAs, which will have the effect of making electricity generated from natural gas increasingly incrementally expensive over time.

Renewable Energy

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

In December 2015, 195 countries participating in the United Nations Framework Convention on Climate Change (“UNFCC”), at its 21st Conference of the Parties meeting (“COP21”) held in Paris, adopted a new global agreement on the reduction of climate change (the “Paris Agreement”). The Paris Agreement became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of greenhouse gas emissions as soon as possible. The Paris Agreement consists of two elements: a legally binding commitment by each participating country to set an emissions reduction target, referred to as “nationally determined contributions” or “NDCs”, with a review of the NDCs that could lead to updates and enhancements every five years beginning in 2023 (Article 4) and a transparency commitment requiring a participating countries to disclose in full their progress (Article 13). Accordingly, the Paris Agreement may result in additional regulations to reduce carbon emissions in coming years.

Canada ratified the Paris Agreement, and submitted the NDC that included a 2030 target of 30% below 2005 levels. The United States also submitted an NDC, which called for reducing its net greenhouse gas emissions by 26-28% below 2005 levels by 2025. However, the Trump Administration has issued a statement indicating it intends to withdraw from the Paris Agreement.  In light of the legislative, judicial and executive factors influencing regulatory action, significant uncertainty exists as to how greenhouse gas restrictions in the U.S. will impact our facilities in the future.

EMPLOYEES

As of February 27, 2018, we had 246 employees, 181 in the United States and 65 in Canada. Of our Canadian employees, 24 are covered by a collective bargaining agreement which will expire on December 31, 2018 and 21 are covered by a collective bargaining agreement which will expire on December 31, 2020. During 2017, we did not experience any labor stoppages or labor disputes at any of our facilities.

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

In addition, a payout of a significant portion of our cash flow to service our debt, including pursuant to the mandatory amortization feature of the Credit Facilities, or through preferred dividends, may result in us not retaining a sufficient amount of cash to finance growth and reinvestment opportunities, including through the acquisition of additional projects, to the extent any such acquisitions are otherwise available to us. As a result, we may have to forego growth and reinvestment opportunities that would otherwise be desirable, if we do not find alternative sources of financing for such opportunities. In addition, even if we are able to find alternative sources of financing for such opportunities, we may be precluded from pursuing an otherwise attractive acquisition or investment if the projected short‑term cash flow from the acquisition or investment is not adequate to service the capital raised to fund such acquisition or investment. This could also limit our flexibility in planning for, or reacting to, changes in our business and industry, placing us at a competitive disadvantage compared to our competitors. We cannot provide any assurance that we will be able to identify, finance or close any transactions associated with any such growth or reinvestment opportunities on acceptable terms or timing, or at all.

Further, if we are unable to generate sufficient cash flow from operations, our ability to support our liquidity needs, including, but not limited to servicing our debt obligations, including pursuant to the mandatory amortization feature of the Credit Facilities, or financing internal or external growth opportunities, will depend on our ability to access the credit and capital markets, neither of which may be available to us on acceptable terms, or at all. Further, access to the credit and capital markets and the cost and availability of credit may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in securities trading markets and general economic conditions. We cannot provide any assurance that we will be able to access the credit or capital markets on acceptable terms or timing, or at all.

Our Credit Facilities contain certain terms, covenants and restrictions that could impact our available cash flow and restrict our ability to make acquisitions or investments or issue additional indebtedness

Our Credit Facilities contain certain terms, covenants and restrictions, including a mandatory amortization feature and customary prepayment provisions. Such terms, covenants and restrictions may impact our available cash flow and limit our ability to retain sufficient amounts of cash to service our debt obligations or finance internal or external growth opportunities. Our Credit Facilities are a primary source of our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The covenants under the Credit Facilities include a requirement that APLP Holdings Limited Partnership (“APLP Holdings”) and its subsidiaries maintain certain leverage and interest coverage ratios (each, as defined in the credit agreement governing the Credit Facilities (the “Credit Agreement”)). The Credit Facilities also contain customary restrictions and limitations on the Partnership’s and its subsidiaries’ ability to (i) incur additional indebtedness, (ii) grant liens on any of their assets, (iii) change their conduct of business or enter into mergers, consolidations, reorganizations, or certain other corporate transactions, (iv) dispose of assets, (v) modify material contractual obligations, (vi) enter into affiliate transactions, (vii) incur capital expenditures, and (viii) make dividend payments or other distributions, in each case, subject to customary carve‑outs and exceptions and various thresholds. Any such limitations could restrict our ability to, among other things, make acquisitions or investments or issue additional indebtedness.

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

As of December 31, 2017, our consolidated long‑term debt represented approximately 81% of our total capitalization, comprised of debt and balance sheet equity.

The agreements governing our indebtedness limit, but do not prohibit, the incurrence of additional indebtedness. Our current or future borrowings could increase the level of financial risk to us and, to the extent that the interest rates are not fixed and rise, or that borrowings are refinanced at higher rates, our available cash flow and results of operations could be adversely affected. Changes in interest rates do not have a significant impact on cash payments that are required on our debt instruments as approximately 82% of our debt, including our share of the project‑level debt associated with equity investments in affiliates, either bears interest at fixed rates or is financially hedged through the use of interest rate swaps.

As of December 31, 2017, we had (i) no amount outstanding and $80.5 million issued in letters of credit under our revolving credit facility, (ii) $107.1 million of outstanding convertible debentures, and (iii) $738.7 million of outstanding Term Loan,  Medium term Notes and non‑recourse project‑level debt.

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

In many cases, an uncured default by any party under key project agreements (such as a PPA or a fuel supply agreement) will also constitute a default under the project’s term loan or other financing arrangement. Failure to comply with the terms of these term loans or other financing arrangements, or events of default thereunder, may prevent cash distributions by the particular project(s) to us and may entitle the lenders to demand repayment and/or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the terms, restrictions or obligations of any of our revolving credit facility, convertible debentures or Credit Facilities, or the preferred shares of the Partnership, or any other financing arrangements, borrowings or indebtedness, or events of default thereunder, may entitle the lenders to demand repayment, accelerate related debt as well as any other debt to which a cross‑default or cross‑acceleration provision applies and/or enforce their security interests, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if and for as long as we have failed to declare, or are in arrears on the payment of, dividends on the Series 1 Shares, the Series 2 Shares or the Series 3 Shares, the Partnership will not make any distributions on its limited partnership units. Additionally, if our lenders under our indebtedness demand payment, we may not, at that time, have sufficient cash and cash flows from operating activities to repay such indebtedness.

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

Paying dividends on the Series 1 Shares, the Series 2 Shares or the Series 3 Shares could also be restricted if we fail to meet the targeted debt balances of the Credit Facilities, even though failing to do so would not result in an event of default.

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

The future issuance of additional common shares could dilute existing shareholders

From time to time, we may decide to issue additional common shares, redeem outstanding debt for common shares, repay outstanding principal amounts under existing debt by issuing common shares, or issue equity-related securities such as convertible debt. We may also, from time to time, decide to issue common shares to meet strategic objectives or in connection with acquiring assets or pursuing broader strategic options. We also have the option to convert our convertible debentures to common shares at their respective maturity dates. The issuance of additional common shares may have a dilutive effect on shareholders and may adversely impact the price of our common shares.

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

If we experience a change of control, unless we elect to make a voluntary prepayment of the term loan under the Credit Facilities, the Partnership will be required to offer each electing lender to prepay such lender’s term loans under the Credit Facilities at a price equal to 101% of par. Additionally, a change in control will permit holders of our convertible debentures to require that we purchase the debentures upon the conditions set forth in the respective indenture governing the debentures, which may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common shares. In addition, some of our PPAs or other commercial agreements may contain change of control provisions.

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

Our current structure may be subject to additional U.S. federal income tax liability

Under our current structure, our subsidiaries that are incorporated in the United States are subject to U.S. federal income tax on their income at regular corporate rates (currently as high as 21%, plus state and local taxes), and two of our U.S. holding companies will claim interest deductions with respect to the Intercompany Notes in computing their income for U.S. federal income tax purposes. To the extent any interest expense under the Intercompany Notes is disallowed or is otherwise not deductible, the U.S. federal income tax liability of our U.S. holding companies will increase, which could materially affect the after‑tax cash available to distribute to us.

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

Furthermore, our U.S. holding companies’ deductions attributable to the interest expense on the Intercompany Notes may be limited by the amount by which each U.S. holding company’s net interest expense (the interest paid by each U.S. holding company on all debt, including the Intercompany Notes, less its interest income) exceeds 30% of its adjusted taxable income (generally, U.S. federal taxable income before net interest expense, net operating loss carryovers, and, for tax years beginning before January 1, 2022, depreciation and amortization). Any disallowed interest expense may currently be carried forward to future years. In addition, if our U.S. holding companies do not make regular interest payments as required under these debt agreements, other limitations on the deductibility of interest under U.S. federal income tax laws could apply to defer and/or eliminate all or a portion of the interest deduction that our U.S. holding companies would otherwise be entitled to.

In addition, recently enacted U.S. tax legislation made significant changes to the U.S. federal income tax rules applicable to our activities in the United States. Although the tax legislation enacted on December 22, 2017 reduced the federal corporate income tax rate from 35% to 21%, it also added additional limitations on deductions attributable to interest expense (discussed in the preceding paragraph) and introduced “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates. We are continuing to evaluate the full effect of this legislation on our business and operations, although our preliminary estimate based on guidance available as of the date of this filing is that the interest expense limitation and base erosion and anti-abuse tax will not have a material impact to cash taxes in future tax years.

Our U.S. holding companies have existing net operating loss carryforwards that we can utilize to offset future taxable income. Some of these loss carryforwards are subject to an annual limitation on their use. Although we expect these losses will be available to us as a future benefit, in the event that they are successfully challenged by the IRS or subject to additional future limitations, including, but not limited to, as a result of implementation of any of the potential options we are considering, our ability to realize these benefits may be limited. Although not expected, a reduction in our net operating losses, or additional limitations on our ability to use such losses, may result in a material increase in our future income tax liability.

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

Risks Related to Our Business and Our Projects

The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition

Power generated by our projects, in most cases, is sold under PPAs that expire at various times. Currently, our PPAs are scheduled to expire between September 30, 2018 and December 31, 2037. See Item 1. Business—Our Organization and Segments for details about our projects’ PPAs and related expiration dates. In addition, these PPAs may be subject to termination prior to expiration in certain circumstances, including default by the project. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all, the price received by the project for power under subsequent arrangements may be reduced significantly, or there may be a delay in securing a new PPA until a significant time after the expiration of the original PPA at the project. It is possible that subsequent PPAs may not be available at prices that permit the operation of the project on a profitable basis. When the affected project temporarily or permanently ceases operations, or when we have an expectation that we will be unable to renew or renegotiate the PPA, the value of the project may be impaired such that we would be required to record an impairment loss under applicable accounting rules. See “—Impairment of goodwill or long lived assets could have a material adverse effect on our business, results of operations and financial condition.”

The enhanced dispatch contracts for our Kapuskasing and North Bay projects expired on December 31, 2017. These two projects, which are no longer under any contractual arrangements and are not in operation, contributed approximately 25% of our 2017 Project Adjusted EBITDA. Another ten of our projects, representing 57% of our operating net MW and 25% of our 2017 Project Adjusted EBITDA, have PPAs or other contractual arrangements that will expire within the next five years. These projects are Naval Station (2018), North Island (2018), Naval Training Center (2018), Kenilworth (2018), Williams Lake (2019), Oxnard (2020), Calstock (2020), Manchief (2022), Frederickson (2022) and Moresby Lake (2022). Additionally, the enhanced dispatch contract at our Nipigon project expires at the end of 2022. Nipigon represents 7% of our 2017 Project Adjusted EBITDA.

Our projects depend on their electricity and thermal energy customers and there is no assurance that these customers will perform their obligations or make required payments

Each of our projects relies on one or more PPAs, steam sales agreements or other agreements with one or more utilities or other customers for a substantial portion of its revenue. At times, we rely on a single customer or a limited number of customers to purchase all or a significant portion of a project’s output. In 2017, the largest customers of our power generation projects, including projects recorded under the equity method of accounting, are IESO, Niagara Mohawk Power Corporation, SDG&E and BC Hydro, which purchase approximately 20%, 11%, 10% and 10%, respectively, of the net electric generation capacity of our projects. If a customer stops purchasing output from our power generation projects or purchases less power than anticipated, such customer may be difficult to replace, if at all. Further concentration of our customers would increase our dependence on any one customer. Our cash flows and results of operations, including the amount of cash available to make payments on our indebtedness, are highly dependent upon customers under such agreements fulfilling their contractual obligations. There is no assurance that these customers will perform their contractual obligations or make required payments.

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

Our most significant exposure to market power prices is at our Morris and Chambers projects. At Chambers, our utility customer has the right to sell a portion of the plant’s output into the spot power market if it is economical to do so, and the Chambers project shares in the profits from these sales. In addition, during periods of low spot electricity prices the utility takes less generation, which negatively affects the project’s operating margin. At Morris, approximately 68% of the facility’s capacity is currently not contracted. The facility can generate and sell this excess capacity into the grid at market prices. If market prices do not justify the increased generation, the project has no requirement to sell any excess capacity. As a result, fluctuations in the price of electricity may have a material adverse effect on the operating margins of these facilities and on our business, results of operations and financial condition.

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

Revenues earned by our projects may be affected by the availability, or lack of availability, of a stable supply of fuel at reasonable or predictable prices. The price we can obtain for the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. To the extent possible, our projects attempt to match fuel cost setting mechanisms in supply agreements to energy payment formulas in the PPA and to provide for indexing or pass‑through of fuel costs to customers. In cases where there is no pass‑through of fuel costs, we often attempt to mitigate the market price risk of changing commodity costs through the use of hedging strategies. To the extent that costs are not matched well to PPA energy payments, pass-through of fuel costs is not allowed or hedging strategies are unsuccessful, increases in fuel costs may adversely affect our results of operation. This may have a material adverse effect on our business, results of operations and financial condition. Our energy payments at our Orlando project are subject to fluctuations as the energy payments are comprised of a fuel component based on an index of the cost of coal.

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

Economic and political developments in the United States, including as they relate to the North American Free Trade Agreement, could adversely affect our business, results of operations and financial condition

Officials in the new U.S. presidential administration and other policy makers have suggested renegotiations of the North American Free Trade Agreement (“NAFTA”) and other international trade agreements and the implementation of tariffs, border taxes, border controls and other immigration restrictions, or other measures that could impact the level of trade and mobility between the United States and Canada. At the present time, it remains unclear what specific proposals may be implemented and the extent to which trade and/or border mobility between the United States and Canada would be affected, nor is the long-term impact of proposed reforms (including future reforms that may be part of any enacted reform) on the broader U.S. and Canadian economies clear. Given that we operate plants in both the United States and Canada, our business could be affected should the United States adopt trade or border control policies to restrict trade and/or mobility between the United States and Canada, but it is impossible at the present time to assess what this impact would be. As of February 27, 2018, renegotiations between the United States, Canada and Mexico were ongoing.

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

If any project were to lose its status as a QF, it would lose its ability to make sales to utilities on favorable terms. Such project may no longer be entitled to exemption from provisions of the Public Utility Holding Company Act of 2005 or from certain provisions of the Federal Power Act and state law and regulations. Loss of QF status could also trigger defaults under covenants to maintain that status in the PPAs and project‑level debt agreements, and if not cured within allowed cure periods, could result in termination of agreements, penalties or acceleration of indebtedness under such agreements. In such event, our business, results of operations and financial condition could be negatively impacted.

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

In Ontario, the OEB is an administrative tribunal with authority to grant or renew, and set the terms for, licenses with respect to electricity generation facilities, including our projects. No person is permitted to own or operate a large or medium‑scale electricity generation facility in Ontario without a license from the OEB. Although all of our Ontario projects are currently licensed, the OEB has the authority to effectively modify the licenses by adopting “codes” that are deemed to form part of the licenses. Furthermore, any violations of the license or other irregularities in the relationship with the OEB can result in fines.

Although the OEB provides reports to the Ontario Minister of Energy, it generally operates independently from the government. However, the Minister may issue policy directives (with Cabinet approval) concerning general policy and the objectives to be pursued by the OEB, and the OEB is required to implement such policy directives. Thus, the OEB’s regulation of our projects is subject to potential political interference, to a degree.

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

Environmental laws and regulations have generally become more stringent over time, and this trend may continue. In the United States, the Clean Air Act and related regulations and programs of the Environmental Protection Agency extensively regulate the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds by power plants. In July 2011, the EPA issued its final Cross-State Air Pollution Rule (“CSAPR”), which replaces its prior Clean Air Interstate Rule and requires 27 states and the District of Columbia to curb emissions of sulfur dioxide and nitrogen oxides from power plants through participation in a cap and trade system or more aggressive state-by-state emissions limits. In November 2014, the EPA issued a ministerial rule setting a schedule for implementation of the CSAPR beginning in 2015, and in September 2016, the EPA issued the CSAPR Update Rule, intended to implement the 2008 ozone national air quality standards by requiring further reductions in nitrogen oxides in 2017 in 23 states subject to CSAPR during the summertime ozone season. Other more stringent EPA air emission regulations being implemented include the more stringent national ambient air quality standards for sulfur dioxide, issued in June 2010; for fine particulate matter, issued in December 2012; and for ozone, issued in October 2015. In the case of the ozone standard, however, EPA has extended the implementation deadline, the standard is subject to potential legislative modification and judicial challenge that is stayed while the Trump administration reconsiders the standard. Additionally, the EPA’s mercury and air toxics emissions standards for power plants (“MATS”), first issued in December 2011, underwent court-mandated reconsideration and revision in 2015 and 2016 and are beginning to go into effect. Judicial challenges to the MATS regulation are in abeyance while the Trump administration decides whether it should be “maintained, modified or otherwise reconsidered.” Meeting these new standards, when implemented, may have a material adverse impact on our business, results of operations and financial condition.

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

Concerning our projects in British Columbia, regulatory restrictions stemming from the GGIRTA and the GGRCTA, and financial commitments arising in connection with the requirements under the CTA, could affect our ability to operate our projects in British Columbia and affect our profitability. Concerning our projects in Ontario, the Ontario Cap and Trade Act and the Cap and Trade Program, from the beginning of 2017, increased the cost of generating electricity using natural gas and the price of the electricity produced by our natural gas-powered projects in the Province. In addition, on December 15, 2016, the IESO entered into an electricity trade agreement with Hydro- Québec under which the IESO will purchase a total of 14 terawatt hours (TWh) of electricity from Hydro-Québec over a seven-year period from 2017 to 2023. The News Release issued by the Government of Ontario regarding this agreement stated that “Ontario will reduce the cost to its consumers by $70 million compared to its previous plan by importing 2 TWh of hydroelectric power each year from Québec to replace the use of natural gas.” As stated above, we ceased producing electricity using natural gas in Ontario at the end of 2017 and anticipate that the increasing carbon price and other initiatives to reduce greenhouse gas  emissions associated with the generation of electricity in the Province could affect our ability to operate our projects in Ontario and affect our profitability, but note that there will be a provincial election in Ontario in 2018 and that the future of the current cap and trade system for GHG emissions is now uncertain.

All of our subject generating facilities have complied on a timely basis with the new EPA and Ontario greenhouse gas reporting requirements. Compliance with greenhouse gas emission reduction requirements may require increasing the energy efficiency of equipment at our natural gas projects, purchase of allowances and/or offsets, fuel switching, and/or retirement of high‑emitting projects and potential replacement with lower emitting projects. The cost of compliance with greenhouse gas emission legislation and/or regulation is subject to significant uncertainties due to the outcome of several interrelated assumptions and variables, including timing of the implementation of rules, required levels of reductions, allocation requirements of the new rules, the maturation and commercialization of carbon capture and storage technology, the selected compliance alternatives and in the United States the actions taken by the Trump Administration to revoke Obama era climate regulations. We cannot estimate the aggregate effect of such requirements on our business, results of operations, financial condition or our customers. However, such expenditures, if material, could make our generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect our business, results of operations and financial condition.

Impairment of goodwill, long‑lived assets or equity method investments could have a material adverse effect on our results of operations and financial condition

As of December 31, 2017, we had $21.3 million of goodwill, which represented approximately 1.8% of our total assets on our consolidated balance sheets. Goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. We could be required to, and have in the past, evaluated the potential impairment of goodwill outside of the required annual evaluation process if we experience situations, including but not limited to, sustained declines in market capitalization, deterioration in general economic conditions or our operating or regulatory environment, increased competitive environment, an increase in fuel costs (particularly when we are unable to pass-through the impact to customers), significant changes in forecasted market prices for power, negative or declining cash flows, loss of a key contract or customer (particularly when we are unable to replace it on equally favorable terms), our inability to renew certain of our PPAs following their expiration or termination (for a description of the status of these agreements and related renegotiations, see Item 1A. Risk Factors - The expiration or termination of our PPAs could have a material adverse impact on our business, results of operation and financial condition), divestiture of a significant component of our business or adverse actions or assessments by a regulator. These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods. Additionally, goodwill may be impaired if any acquisitions we make do not perform as expected. See Note 8 to the consolidated financial statements included in this Annual Report on Form 10‑K.

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

We have recorded $187.2 million, $85.9 million and $127.8 million of goodwill, long-lived asset and equity method investment impairments for the years ended December 31, 2017, 2016 and 2015, respectively.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

We continue to document, test, and monitor our internal controls over financial reporting in order to satisfy all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; however, we cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

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

We have limited control over management decisions at certain projects

Four of our projects are not wholly‑owned by us or we have contracted for their operations and maintenance, and in some cases we have limited control over the operation of the projects. Although we generally prefer to acquire projects where we have control, we may make acquisitions in non‑control situations to the extent that we consider it advantageous to do so and consistent with regulatory requirements and restrictions, including the Investment Company Act of 1940. Third‑party operators operate four of our projects. As such, we must rely on the technical and management expertise of these third‑party operators, although typically we negotiate to obtain positions on a management or operating committee if we do not own 100% of a project. To the extent that such third‑party operators do not fulfill their obligations to manage the operations of the projects or are not effective in doing so, our cash flow may be adversely affected. The approval of third‑party operators also may be required for us to receive distributions of funds from projects or to transfer our interest in projects. Our inability to control fully certain projects could have an adverse effect on our business, results of operations and financial condition.

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

Certain employees are subject to collective bargaining

A number of our plant employees, at one plant in British Columbia and at four plants in Ontario, are subject to collective bargaining agreements. These agreements expire periodically and we may not be able to renew them without a labor disruption or without agreeing to significant increases in labor costs. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We have included descriptions of the locations and general character of our principal physical operating properties, including an identification of the segments that use such properties, in “Item 1. Business,” which is incorporated herein by reference. A significant portion of our equity interests in the entities owning these properties is pledged as collateral under our Credit Facilities or under non‑recourse operating level debt arrangements.

Our principal executive office is located at 3 Allied Drive Suite 220, Dedham, Massachusetts under a lease that expires in 2024.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of December 31, 2017.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 29, 2017, we commenced a Normal Course Issuer Bid (“NCIB”) for each of our Series C and Series D Debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The NCIBs expire on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the NCIB, we may purchase up to a total of 11,308,946 common shares based on 10% of our public float as of December 15, 2017 and we are limited to daily purchases of 11,789 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval.

Market Information and Holders

Our common shares trade on the NYSE under the symbol “AT” and on the TSX under the symbol “ATP”.

The following table sets forth the price ranges of our outstanding common shares, as reported by the NYSE for the periods indicated:

Period	High (US$)	Low (US$)
Quarter ended December 31, 2017	2.58	2.35
Quarter ended September 30, 2017	2.50	2.30
Quarter ended June 30, 2017	2.70	2.30
Quarter ended March 31, 2017	2.70	2.25
Quarter ended December 31, 2016	2.75	2.13
Quarter ended September 30, 2016	2.67	2.33
Quarter ended June 30, 2016	2.75	2.21
Quarter ended March 31, 2016	2.58	1.58

The following table sets forth the price ranges of our common shares, as applicable, as reported by the TSX for the periods indicated:

Period	High (Cdn$)	Low (Cdn$)
Quarter ended December 31, 2017	3.29	2.96
Quarter ended September 30, 2017	3.19	2.87
Quarter ended June 30, 2017	3.62	3.05
Quarter ended March 31, 2017	3.60	2.97
Quarter ended December 31, 2016	3.67	2.88
Quarter ended September 30, 2016	3.49	3.05
Quarter ended June 30, 2016	3.49	2.85
Quarter ended March 31, 2016	3.36	2.21

The number of common shares outstanding was 116,008,834 on February 27, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding our Long‑Term Incentive Plan. For the description of our Long‑Term Incentive Plan, see Note 16, Equity Compensation Plans to the consolidated financial statements.

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights(1)(2)	warrants and rights	in column (a))(1)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,923,049	$—	1,295,476
Equity compensation plans not approved by security holders	359,936	—	240,064
Total	2,282,985	$—	1,535,540

(1)

Number of securities to be issued upon exercise of outstanding awards and number of securities remaining available for future issuance reflects expected redemption of award one‑third in cash and two‑thirds in common shares. See Item 15. “Exhibits and Financial Statements Schedule”—Note 2(u), Equity compensation plans.

(2)

The maximum aggregate number of common shares that may be issued under our Long‑Term Incentive Plan upon redemption of notional shares is 6,000,000 and the maximum aggregate number of common shares that may be issued under our Transition Equity Grant Participation Agreement upon redemption of notional shares is 600,000. See Item 15. “Exhibits and Financial Statements Schedule”—Note 2(u), Equity compensation plans.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our common shares for the period December 31, 2012, through December 31, 2017, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Standard & Poor’s TSX Composite, or S&P/TSX. Our common shares trade on the NYSE under the symbol “AT” and the TSX under the symbol “ATP”.

The performance graph shown below is being furnished and compares each period assuming that a $100 investment was made on December 31, 2012, in each of our common shares, the stocks included in the S&P 500 and the stocks included in the S&P/TSX, and that all dividends were reinvested.

Comparison of Cumulative Total Return

	Dec-2012	Dec-2013	Dec-2014	Dec-2015	Dec-2016	Dec-2017
AT	$100.00	$33.36	$28.32	$21.39	$27.15	$25.52
S&P	100.00	132.39	146.08	147.46	159.42	181.25
S&P / TSX	100.00	109.55	117.69	104.64	122.95	130.37

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for each of the periods indicated. The annual historical information for each of the years in the three‑year period ended December 31, 2017 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

You should read the following selected consolidated financial data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes, which describe the impact of material acquisitions and dispositions that occurred in the three‑year period ended December 31, 2017.

	Year Ended December 31,
(in millions of U.S. dollars, except as otherwise stated)	2017(a)	2016(a)	2015(a)(b)	2014(a)(b)(c)(d)	2013(a)(b)(c)(d)(e)
Project revenue	$431.0	$399.2	$420.2	$489.9	$473.4
Project (loss) income	(47.4)	10.1	(41.4)	(38.9)	45.0
Loss from continuing operations	(93.0)	(113.9)	(84.1)	(153.2)	(23.6)
Income (loss) from discontinued operations, net of tax	—	—	19.5	(29.0)	(0.2)
Net loss attributable to Atlantic Power Corporation	(98.6)	(122.4)	(62.4)	(177.4)	(33.0)
Basic and diluted (loss) income per share(f)
Loss per share from continuing operations attributable to Atlantic Power Corporation	$(0.86)	$(1.02)	$(0.76)	$(1.37)	$(0.30)
Income (loss) from discontinued operations, net of tax	—	—	0.25	(0.10)	0.02
Net loss attributable to Atlantic Power Corporation	$(0.86)	$(1.02)	$(0.51)	$(1.47)	$(0.28)
Per common share dividend declared	$—	$—	$0.09	$0.29	$0.54
Total assets	$1,158.8	$1,456.8	$1,671.2	$2,853.2	$3,353.3
Total long-term liabilities	$829.1	$1,020.0	$1,020.0	$1,656.6	$1,867.9

(a)

Includes $187.2 million, $85.9 million, $127.8 million, $106.6 million and $34.9 million of goodwill, long‑lived asset and equity method investment impairments for the years end December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(b)	Excludes the Wind Projects, which are classified as discontinued operations for the years ended December 31, 2015, 2014 and 2013.

(c)	Excludes Greeley, which is classified as discontinued operations for the years ended December 31, 2014 and 2013.

(d)	The total assets exclude $62.8 million and $41.7 million of deferred financing costs for the years ended December 31, 2014 and 2013, respectively.

(e)	Excludes the Florida Projects, Path 15 and Rollcast, which are classified as discontinued operations for the years ended December 31, 2013.

(f)

Diluted (loss) earnings per share is computed including dilutive potential shares, which include those issuable upon conversion of convertible debentures and under our long-term incentive plan (“LTIP”). Please see the notes to our historical consolidated financial statements included elsewhere in this Form 10‑K for information relating to the number of shares used in calculating basic and diluted earnings (loss) per share for the periods presented.

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

(in millions of U.S. dollars, except per‑share amounts)

The discussion and analysis below has been organized as follows:

1)	Our Strategy, Overview of 2017 Results and Recent Events
2)	Consolidated Overview and Results of Operations
3)	Project Operating Performance
4)	Supplementary Non-GAAP Financial Information
5)	Liquidity and Capital Resources
6)	Critical Accounting Policies

Our Strategy, Overview of 2017 Results and Recent Events

Management continues to be focused on the following priorities:

•	Debt reduction: By strengthening our balance sheet we intend to improve our financial flexibility and become more competitive to pursue external growth opportunities.
•	PPA renewals: We seek to leverage the strength of our operations, diversity and location of our projects to renew or extend expiring PPAs, or make alternative arrangements in a challenging market.
•	Capital allocation: We will be rational in allocating our capital to balance risk and reward.
•	External growth: We seek to take a creative, disciplined and value-oriented approach to external development or acquisitions.
•

Fleet optimization: By making capital investments in or efficiency improvements to our existing projects we are able to achieve cash returns that are higher than what is currently available in the external markets and at lower risk.

•	Overhead cost control: Improving our cost structure provides additional flexibility for debt reduction, external growth and other value-accretive investments.

In 2017, we continued to make progress in strengthening the Company. Our key achievements in the execution of our strategy during 2017 were:

•

Debt reduction– During 2017, we made payments of $165.9 million to amortize our corporate and project-level debt, including a $54.6 million payment, in full, for Piedmont’s non-recourse project-level debt. Piedmont will now be able to make cash distributions previously disallowed due to the terms of the project debt’s covenants. Additionally, we were able to reprice the Term Loan Facilities twice during 2017, lowering the rate from LIBOR plus 5.00% to LIBOR plus 3.50%. This decrease is expected to save approximately $33 million of interest expense through maturity. As a result of our progress in reducing leverage and other factors, Moody’s Investors Service (“Moody’s) upgraded our Corporate Family Rating to Ba3 from B1 and the senior secured term loan and revolving credit facilities at APLP Holdings to Ba2 from Ba3 in October 2017.

•

Common and preferred share repurchases -  We utilized $3.3 million of our discretionary capital to repurchase and cancel common ($0.2 million) and preferred ($3.1 million) shares during 2017 with the goal of capturing price-to-value opportunities in the market.

•

Overhead cost reduction – We cut our corporate overhead expense from approximately $54 million in 2013 to $23 million for 2016, which represents a cumulative reduction from 2013 of approximately 58%. In 2017, we maintained this expense at approximately 2016 levels.

•	Investment in our fleet – During 2017 we invested $5.3 million in the optimization of our fleet, for a cumulative investment of approximately $25 million since 2013.

Convertible Debenture Offering

On January 29, 2018, we closed the Series E Debenture Offering of Cdn$100 million aggregate principal amount of Series E Debentures. We also granted the underwriters the option to purchase up to an additional Cdn$15 million aggregate principal amount of Series E Debentures at any time up to 30 days after the date of closing of the Series E Debenture Offering to cover over-allotments. The underwriters exercised that option for the full Cdn$15 million aggregate principal amount on February 2, 2018.

On the initial closing date, we received net proceeds from the Series E Debentures Offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On January 29, 2018, we issued a notice to redeem all of the $42.5 million remaining principal amount of Series C Debentures with the use of a portion of the proceeds from the Series E Debenture Offering. On February 2, 2018, we issued a notice to redeem Cdn$56.2 million principal amount of the Series D Debentures with the remaining proceeds from the Series E Debentures Offering. After the partial redemption, Cdn$24.7 million principal amount of the Series D Debentures remain outstanding.

The Series E Debentures have a maturity date of January 31, 2025. The Series E Debentures bear interest at a rate of 6.00% per year, and are convertible into our common shares at an initial conversion rate of approximately 238.0952 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$4.20 per common share.

Williams Lake Extension

In December 2017, we entered into an extension of the Energy Purchase Agreement (“EPA”) with BC Hydro for our Williams Lake project. The original EPA was scheduled to terminate on March 31, 2018. This agreement extends the term to June 30, 2019, or September 30, 2019 at the option of BC Hydro. Under the terms of the EPA extension, the revised dispatch model and pricing will result in de minimis Project Adjusted EBITDA from the time the contract becomes effective in April 2018. This extension is subject to approval of the BC Utilities Commission. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplementary Non-GAAP Information – Project Adjusted EBITDA” for a reconciliation of these figures to the directly comparable GAAP measure.

Nipigon Enhanced Dispatch Contract

The existing enhanced dispatch contract for Nipigon provides fixed monthly payments to that plant through October 31, 2018 during such time that the plant is not operational. After the expiration of this contract in 2018, Nipigon was expected to revert to the original PPA and operate under the PPA through December 31, 2022. In December 2017, we entered into a long-term enhanced dispatch contract with the IESO for Nipigon for the period November 1, 2018 through December 31, 2022. As a result, the PPA will be terminated effective October 31, 2018. The long-term enhanced dispatch contract provides for Nipigon to receive monthly capacity-type payments based on the original PPA, with adjustment for operational savings that will be shared with the IESO. In addition, the project will function as a market participant and earn energy revenues for those periods during which it operates. In 2018, we will accelerate amortization of the remaining $18.3 million of intangible PPA asset through October 31, 2018.

Performance highlights

	Year Ended December 31,
	2017	2016	2015
Project revenue	$431.0	$399.2	$420.2
Project (loss) income	$(47.4)	$10.1	$(41.4)
Net loss attributable to Atlantic Power Corporation	$(98.6)	$(122.4)	$(62.4)
Loss per share attributable to Atlantic Power Corporation—basic and diluted	$(0.86)	$(1.02)	$(0.51)
Project Adjusted EBITDA(1)	$288.8	$202.2	$208.9

(1)	See reconciliation and definition below under Supplementary Non‑GAAP Financial Information.

Revenue increased from $399.2 million in the year ended December 31, 2016 to $431.0 million in the year ended December 31, 2017, an increase of $31.8 million. The primary drivers of the increase are as follows:

•

OEFC settlement – we recorded approximately $28.6 million of revenue at North Bay, Kapuskasing and Tunis related to our settlement agreement entered into with the OEFC in April 2017 arising out of our disagreement over the interpretation of the price escalator calculation in our PPAs at these projects;

•	Curtis Palmer – a $13.3 million increase in revenue from higher water flows;

•	San Diego projects – a $6.6 million increase in revenue at our San Diego projects, primarily due to higher steam revenue than 2016; and

•	Morris – a $4.0 million increase in revenue at our Morris project, which underwent a turbine overhaul in 2016.

These increases in project revenue were partially offset by:

•

Enhanced dispatch contracts – under the enhanced dispatch contracts with the IESO, we suspended operations at our Kapuskasing, North Bay and Nipigon projects, which resulted in approximately $19.4 million of lower revenue than 2016.

Consolidated project loss was $47.4 million for the year ended December 31, 2017, a decrease of $57.5 million from the prior year project income of $10.1 million. The primary drivers of the decrease are as follows:

•	Impairment of goodwill, long-lived assets and equity investments– impairment increased $101.3 million from $85.9 million in 2016 to $187.2 million in 2017;

•

Change in fair value of derivative instruments – the change in the fair value of our derivative instruments decreased $35.8 million to $2.1 million in 2017 from $37.9 million in 2016. The decrease is primarily due to the expiration of unfavorable gas purchase agreements in December 2016 accounted for as derivatives at our North Bay and Kapuskasing projects.

These decreases in project income were partially offset by increases in project income resulting from:

•	Revenue – revenue increased $31.8 million as discussed above; and
•

Fuel expense - fuel expense decreased from $149.5 million in 2016 to $106.4 million in 2017 primarily due to the $46.3 million impact of the expiration of fuel contracts at North Bay and Kapuskasing on December 31, 2016. These projects did not operate in 2017 under the terms of their enhanced dispatch contracts.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 60.

Factors and trends that may influence our results

The primary components of our financial results are (i) the financial performance of our projects, (ii) unrealized gains and losses associated with derivative instruments, (iii) interest expense and foreign exchange impacts on corporate‑level debt, and (iv) impairment of goodwill, long‑lived assets and equity method investments. We have recorded net losses in four of the past five years, primarily as a result of non‑cash losses associated with items (ii), (iii) and (iv) above, which are described in more detail in the following paragraphs.

Financial performance of our projects

The operating performance of our projects supports cash distributions that are made to us after all operating, maintenance, capital expenditures and debt service requirements are satisfied at the project‑level. Our projects are able to generate cash flows because they generally receive revenues from long‑term contracts that provide relatively stable cash flows. Risks to the stability of these distributions include the following:

•

Power generated by our projects, in most cases, is sold under PPAs that expire at various times. Currently, our PPAs are scheduled to expire between September 30, 2018 and December 31, 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly, or there may be a delay in securing a new PPA until a significant time after the expiration of the original PPA at the project. See “Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.”

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

•

Our most significant exposure to market power prices exists at the Chambers and Morris projects. At Chambers, our utility customer has the right to sell a portion of the plant’s output to the spot power market if it is economical to do so, and the Chambers project shares in the profits from those sales. With low demand for electricity the utility reduces its dispatch to minimum contracted levels during off‑peak hours. At Morris, approximately 68% of the facility’s capacity is currently not contracted and is sold at market power prices or not sold at all if market prices do not support profitable operation of that portion of the facility. See Item 1A. “Risk Factors—Risks Related to Our Business and Our Projects—Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition.”

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

•

Two of our projects have non‑recourse project‑level debt that can restrict the ability of the project to make cash distributions. The project‑level debt agreements typically contain cash flow coverage ratio tests that restrict the project’s cash distributions if project cash flows do not exceed project‑level debt service requirements by a specified amount. Although these projects are currently meeting these debt service requirements, we cannot provide any assurances that these projects will generate enough future cash flow to meet any applicable ratio tests and be able to make distributions to us. See “Liquidity and Capital Resources—Project‑level debt” and Item 1A. “Risk Factors—Risks Related to Our Structure—Our indebtedness and financing arrangements, and any failure to comply with the covenants contained therein, could negatively impact our business and our projects and could render us unable to make acquisitions or investments or issue additional indebtedness we otherwise would seek to do.”

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

Impairment

We test our long‑lived assets and goodwill for impairment at least annually, or more often if deemed appropriate based on the determination of management of the occurrence of certain trigger events under our impairment policy. We recorded $187.1 million ($101.1 million at consolidated projects and $86.0 million at projects accounted for under the equity method of accounting), $85.9 million and $127.8 million of goodwill and long‑lived asset impairments for the years ended December 31, 2017, 2016 and 2015, respectively. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all. It is possible that subsequent PPAs may not be available at prices that permit the operation of the project on a profitable basis. When the affected project temporarily or permanently ceases operations, or when we have an expectation that we will be unable to renew or renegotiate the PPA, the value of the project may be impaired such that we would record an impairment loss. See “Critical Accounting Policies – Goodwill” for a discussion of the trends and factors that have resulted in the recorded goodwill and long-lived asset impairments.

Consolidated Overview and Results of Operations

We have four reportable segments: East U.S., West U.S., Canada and Un‑Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as a result of significant project asset sales and in order to align our reportable business segments with changes in management’s structure, resource allocation and performance assessment in making decisions regarding our operations. The segment classified as Un‑Allocated Corporate includes activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects and intercompany eliminations. These costs are not allocated to the operating segments when determining segment profit or loss. Project (loss) income is the primary GAAP measure of our operating results and is discussed below by reportable segment.

2017 compared to 2016

The following tables and discussion summarize our consolidated results of operations and provide an analysis by reportable segment:

	Years Ended December 31,
	2017	2016	$ change	% change
Project revenue:
Energy sales	$148.9	$184.2	$(35.3)	(19.2)%
Energy capacity revenue	105.8	141.9	(36.1)	(25.4)%
Other	176.3	73.1	103.2	141.2%
	431.0	399.2	31.8	8.0%
Project expenses:
Fuel	106.3	149.5	(43.2)	(28.9)%
Operations and maintenance	87.8	105.2	(17.4)	(16.5)%
Depreciation and amortization	113.1	113.5	(0.4)	(0.4)%
	307.2	368.2	(61.0)	(16.6)%
Project other expense:
Change in fair value of derivative instruments	2.1	37.9	(35.8)	(94.5)%
Equity in (loss) earnings of unconsolidated affiliates	(54.8)	35.9	(90.7)	NM
Interest expense, net	(17.5)	(9.2)	(8.3)	90.2%
Impairment	(101.1)	(85.9)	(15.2)	17.7%
Other income, net	0.1	0.4	(0.3)	(75.0)%
	(171.2)	(20.9)	(150.3)	NM
Project (loss) income	(47.4)	10.1	(57.5)	NM
Administrative and other expenses:
Administration	23.6	22.6	1.0	4.4%
Interest expense, net	64.2	106.0	(41.8)	(39.4)%
Foreign exchange loss	16.3	13.9	2.4	17.3%
Other income, net	(0.4)	(3.9)	3.5	(89.7)%
	103.7	138.6	(34.9)	(25.2)%
Loss from operations before income taxes	(151.1)	(128.5)	(22.6)	17.6%
Income tax benefit	(58.1)	(14.6)	(43.5)	NM
Net loss	(93.0)	(113.9)	20.9	(18.3)%
Net income attributable to preferred shares of a subsidiary company	5.6	8.5	(2.9)	(34.1)%
Net loss attributable to Atlantic Power Corporation	$(98.6)	$(122.4)	$23.8	(19.4)%

Project (Loss) Income by Segment

	Year Ended December 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$87.3	$33.0	$28.6	$—	$148.9
Energy capacity revenue	49.4	45.6	10.8	—	105.8
Other	15.8	30.3	129.2	1.0	176.3
	152.5	108.9	168.6	1.0	431.0
Project expenses:
Fuel	46.4	44.8	15.1	—	106.3
Operations and maintenance	34.5	26.0	27.6	(0.3)	87.8
Depreciation and amortization	35.2	25.6	51.9	0.4	113.1
	116.1	96.4	94.6	0.1	307.2
Project other income (expense):
Change in fair value of derivative instruments	6.3	—	(6.1)	1.9	2.1
Equity in loss of unconsolidated affiliates	(27.6)	(27.2)	—	—	(54.8)
Interest expense, net	(17.4)	—	(0.1)	—	(17.5)
Impairment	(14.7)	(57.3)	(29.1)	—	(101.1)
Other income, net	—	—	0.1	—	0.1
	(53.4)	(84.5)	(35.2)	1.9	(171.2)
Project (loss) income	$(17.0)	$(72.0)	$38.8	$2.8	$(47.4)

	Year Ended December 31, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$70.1	$31.9	$82.2	$—	$184.2
Energy capacity revenue	49.0	45.6	47.3	—	141.9
Other	15.4	23.8	33.0	0.9	73.1
	134.5	101.3	162.5	0.9	399.2
Project expenses:
Fuel	45.3	36.9	67.3	—	149.5
Operations and maintenance	41.3	26.4	36.4	1.1	105.2
Depreciation and amortization	34.4	29.1	49.5	0.5	113.5
	121.0	92.4	153.2	1.6	368.2
Project other income (expense):
Change in fair value of derivative instruments	9.2	—	25.5	3.2	37.9
Equity in earnings of unconsolidated affiliates	33.0	2.9	—	—	35.9
Interest expense, net	(9.1)	—	—	(0.1)	(9.2)
Impairment	(15.4)	—	(70.5)	—	(85.9)
Other income, net	—	—	—	0.4	0.4
	17.7	2.9	(45.0)	3.5	(20.9)
Project income (loss)	$31.2	$11.8	$(35.7)	$2.8	$10.1

East U.S.

Project income for 2017 decreased $48.2 million from 2016 primarily due to:

•

decreased project income of $48.1 million and $11.3 million at Chambers and Selkirk, respectively,  primarily due to impairments of our equity investments of $47.1 million and $10.6 million recorded for the year ended December 31, 2017, respectively; and

•

decreased project income of $7.5 million at Orlando primarily due to an $11.9 million decrease in the fair value of natural gas swaps and lower revenue from decreased dispatch, partially offset by $6.8 of lower fuel expense resulting from the settlement of favorable fuel swaps.

These decreases were partially offset by:

•	increased project income of $13.8 million at Curtis Palmer due primarily to a $13.3 million increase in revenue from higher water flows than 2016; and

•

increased project income of $5.0 million at Morris due primarily to $7.5 million of decreased maintenance expenses resulting from the overhaul of two gas turbines and one steam turbine during 2016 and $4.0 million higher revenues due to less maintenance outages than 2016. These increases were partially offset by $7.5 million of higher fuel expense.

West U.S.

Project income for 2017 decreased $83.8 million from 2016 primarily due to:

•

decreased project income of $22.6 million, $21.0 million and $12.0 million at Naval Station, North Island and NTC primarily due to $22.5 million, $21.2 million and $13.5 million long-lived asset impairments recorded for the year ended December 31, 2017, respectively; and

•	decreased project income of $30.1 million at Frederickson primarily due to a $28.3 million impairment of our investment in the project recorded for the year ended December 31, 2017.

Canada

Project income for 2017 increased $74.5 million from 2016 primarily due to:

•

increased project income of $47.1 million at Mamquam due primarily to a $50.2 million goodwill impairment recorded for the year ended December 31, 2016, partially offset by a $2.8 million decrease in energy revenue due to lower water flows than 2016;

•

increased project income of $26.6 million at North Bay due primarily to a $10.2 million goodwill and long-lived asset impairment recorded in the third quarter of 2016, $23.1 million of lower fuel expense in 2017 due to the expiration of an unfavorable fuel contract in December 2016, $3.7 million increase in revenue received due to the OEFC settlement and $2.3 million of lower maintenance expense. These increases were partially offset by a $13.6 million increased gain in the fair value of a fuel agreement accounted for as a derivative in 2016;

•

increased project income of $24.8 million at Kapuskasing due primarily to $24.8 million of lower fuel expense in 2017 due to the expiration of an unfavorable fuel contract in December 2016, $8.9 million goodwill and long-lived asset impairment recorded in the third quarter of 2016 and $3.9 million of lower maintenance expense. These increases were partially offset by a $13.6 million gain in the fair value of a fuel agreement accounted for as a derivative in 2016; and

•	increased project income of $6.1 million at Tunis due primarily to the collection of the OEFC settlement.

These increases were partially offset by:

•	decreased project income of $27.0 million at Williams Lake primarily due to a $29.1 million long-lived asset impairment recorded for the year ended December 31, 2017; and

•	decreased project income of $3.2 million at Nipigon due primarily to a $4.4 million decrease in the fair value of fuel agreements accounted for as derivatives.

Un‑Allocated Corporate

Total project income for 2017 did not change materially from 2016.

Administrative and other expenses (income)

Administrative and other expenses (income) includes the income and expenses not attributable to our projects and are allocated to the Un‑allocated Corporate segment. These costs include the activities that support the executive and administrative offices, capital structure, costs of being a public registrant, costs to develop future projects, interest costs on our corporate obligations, the impact of foreign exchange fluctuations and corporate tax. Significant non‑cash items that impact Administrative and other expenses (income), which are subject to potentially significant fluctuations, include the non‑cash impact of foreign exchange fluctuations from period to period on the U.S. dollar equivalent of our Canadian dollar‑denominated obligations and the related deferred income tax expense (benefit) associated with these non‑cash items.

Administration

Administration expense increased $1.0 million from 2016 primarily due to a $0.6 million increase in employee compensation costs, $0.6 million of higher professional services costs and $0.2 million of lower rent expense.

Interest, net

Interest expense decreased $41.8 million from 2016 primarily due to $37.6 million of deferred financing cost write-offs resulting from the extinguishment of the Senior Secured Term Loan Facilities and the repurchase and cancellation of the Series A, B, and, in part, C convertible debentures during 2016 as well as lower outstanding debt balances and a lower interest rate on the senior secured credit facilities for the year ended December 31, 2017.

Foreign exchange loss

Foreign exchange loss increased $2.4 million from 2016 primarily due to a $1.4 million increase in unrealized loss in the revaluation of instruments denominated in Canadian dollars and $1.0 million of realized transaction losses. The U.S. dollar to Canadian dollar exchange rate was 1.25 and 1.34 at December 31, 2017 and 2016, respectively, a decrease of 6.6%. The average U.S. dollar to Canadian dollar exchange rate was 1.28 for the year ended December 31, 2017 and was 1.32 for the year ended December 31, 2016.

Other income, net

Other income, net decreased $3.5 million from the 2016 comparable period primarily due to a $3.7 million gain recorded on the purchase and cancellation of convertible debentures during 2016.

Income tax benefit

Income tax benefit for the year ended December 31, 2017 was $58.1 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $39.3 million. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, new limitations on the deduction of net business interest expense, and a new base erosion and anti-abuse tax. After preliminary estimates based on guidance available as of the date of this filing, the interest expense limitation and base erosion and anti-abuse tax is not expected to have a material impact to cash taxes in future tax years. The primary item impacting the tax rate for the twelve months ended December 31, 2017 is the amount related to the remeasurement of deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future for $28.5 million. In addition, the rate was further impacted by $9.9 million related to goodwill impairment. These items were offset by $34.6 million related to a net decrease to our valuation allowances, consisting primarily of decreases of $34.1 million in the United States due to the remeasurement of deferred tax assets and a decrease of $0.5 million in Canada related to income. In addition, the rate was further impacted by $20.1 million relating to operating in higher tax rate jurisdictions, $2.4 million relating to foreign exchange and $0.1 million relating to other permanent differences.

2016 compared to 2015

The following tables and discussion summarize our consolidated results of operations and provides an analysis by reportable segment:

	Year ended December 31,
	2016	2015	$ change	% change
Project revenue:
Energy sales	$184.2	$191.5	$(7.3)	(3.8)%
Energy capacity revenue	141.9	149.3	(7.4)	(5.0)%
Other	73.1	79.4	(6.3)	(7.9)%
	399.2	420.2	(21.0)	(5.0)%
Project expenses:
Fuel	149.5	165.1	(15.6)	(9.4)%
Operations and maintenance	105.2	103.5	1.7	1.6%
Development	—	1.1	(1.1)	NM
Depreciation and amortization	113.5	110.0	3.5	3.2%
	368.2	379.7	(11.5)	(3.0)%
Project other expense:
Change in fair value of derivative instruments	37.9	15.4	22.5	146.1%
Equity in earnings of unconsolidated affiliates	35.9	36.7	(0.8)	(2.2)%
Interest expense, net	(9.2)	(8.2)	(1.0)	12.2%
Impairment	(85.9)	(127.8)	41.9	(32.8)%
Other income, net	0.4	2.0	(1.6)	(80.0)%
	(20.9)	(81.9)	61.0	(74.5)%
Project income (loss)	10.1	(41.4)	51.5	NM
Administrative and other expenses (income):
Administration	22.6	29.4	(6.8)	(23.1)%
Interest expense, net	106.0	107.1	(1.1)	(1.0)%
Foreign exchange loss (gain)	13.9	(60.3)	74.2	NM
Other income, net	(3.9)	(3.1)	(0.8)	25.8%
	138.6	73.1	65.5	89.6%
Loss from continuing operations before income taxes	(128.5)	(114.5)	(14.0)	12.2%
Income tax benefit	(14.6)	(30.4)	15.8	(52.0)%
Loss from continuing operations	(113.9)	(84.1)	(29.8)	35.4%
Income from discontinued operations, net of tax	—	19.5	(19.5)	NM
Net loss	(113.9)	(64.6)	(49.3)	76.3%
Net loss attributable to noncontrolling interests	—	(11.0)	11.0	(100.0)%
Net income attributable to Preferred share dividends of a subsidiary company	8.5	8.8	(0.3)	NM
Net loss attributable to Atlantic Power Corporation	$(122.4)	$(62.4)	$(60.0)	96.2%

Project Income (Loss) by Segment

	Year Ended December 31, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$70.1	$31.9	$82.2	$—	$184.2
Energy capacity revenue	49.0	45.6	47.3	—	141.9
Other	15.4	23.8	33.0	0.9	73.1
	134.5	101.3	162.5	0.9	399.2
Project expenses:
Fuel	45.3	36.9	67.3	—	149.5
Operations and maintenance	41.3	26.4	36.4	1.1	105.2
Depreciation and amortization	34.4	29.1	49.5	0.5	113.5
	121.0	92.4	153.2	1.6	368.2
Project other income (expense):
Change in fair value of derivative instruments	9.2	—	25.5	3.2	37.9
Equity in earnings of unconsolidated affiliates	33.0	2.9	—	—	35.9
Interest expense, net	(9.1)	—	—	(0.1)	(9.2)
Impairment	(15.4)	—	(70.5)	—	(85.9)
Other income, net	—	—	—	0.4	0.4
	17.7	2.9	(45.0)	3.5	(20.9)
Project income (loss)	$31.2	$11.8	$(35.7)	$2.8	$10.1

	Year Ended December 31, 2015
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total(1)
Project revenue:
Energy sales	$77.0	$36.3	$78.2	$—	$191.5
Energy capacity revenue	54.9	45.4	49.0	—	149.3
Other	18.1	22.9	37.5	0.9	79.4
	150.0	104.6	164.7	0.9	420.2
Project expenses:
Fuel	58.5	39.0	67.6	—	165.1
Operations and maintenance	31.8	32.0	37.4	2.3	103.5
Development	—	—	—	1.1	1.1
Depreciation and amortization	32.7	29.1	47.3	0.9	110.0
	123.0	100.1	152.3	4.3	379.7
Project other income (expense):
Change in fair value of derivative instruments	—	—	16.0	(0.6)	15.4
Equity in earnings of unconsolidated affiliates	33.7	3.1	—	(0.1)	36.7
Interest expense, net	(8.2)	—	—	—	(8.2)
Impairment	(13.7)	—	(114.1)	—	(127.8)
Other (expense) income, net	(0.1)	—	—	2.1	2.0
	11.7	3.1	(98.1)	1.4	(81.9)
Project income (loss)	$38.7	$7.6	$(85.7)	$(2.0)	$(41.4)

(1)	Excludes the Wind Projects, which were sold in June 2015 and classified as discontinued operations.

East U.S.

Project income for 2016 decreased $7.5 million from 2015 primarily due to:

•	decreased project income of $5.1 million at Curtis Palmer due primarily to a $1.7 million increase in goodwill impairment and a $3.1 million decrease in revenue from lower water flows than 2015; and

•

decreased project income of $12.8 million at Morris due primarily to $7.4 million of increased maintenance expenses resulting from the overhaul of two gas turbines and one steam turbine during 2016. The maintenance outage also resulted in $9.1 million lower revenues and $6.8 million of lower fuel expense.

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

•

increased project loss from North Bay of $13.8 million due primarily to a $10.2 million goodwill and long-lived asset impairment recorded in the third quarter of 2016 and $5.9 million increased amortization related to the acceleration of a PPA intangible resulting from the termination of the PPA in December 2016. This was partially offset by a $3.9 million increase in the fair value of a fuel agreement accounted for as a derivative; and

•

increased project loss from Kapuskasing of $13.4 million due primarily to an $8.9 million goodwill and long-lived asset impairment recorded in the third quarter of 2016 and $5.9 million increased amortization related to the acceleration of a PPA intangible resulting from the termination of the PPA in December 2016. This was partially offset by a $3.9 million increase in the fair value of a fuel agreement accounted for as a derivative.

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

Foreign exchange loss (gain)

Foreign exchange loss was $13.9 million for the year ended December 31, 2016, a change of $74.2 million from the $60.3 million gain recorded in 2015 period primarily due to a $33.4 million increase in unrealized loss in the revaluation of instruments denominated in Canadian dollars. The repurchase of Cdn$152.1 million Canadian dollar-

denominated convertible debentures was the most significant factor in the decrease. The U.S. dollar to Canadian dollar exchange rate was 1.34 and 1.38 at December 31, 2016 and 2015, respectively, a decrease of 3.0%. The average U.S. dollar to Canadian dollar exchange rate was 1.32 for the year ended December 31, 2016 and was 1.27 for the year ended December 31, 2015.

Other income, net

Other income, net increased $0.8 million from the 2015 comparable period primarily due to a $3.9 million gain recorded on the purchase and cancellation of convertible debentures during 2016, as compared to a $3.1 million gain on the purchase and cancellation of convertible debentures recorded during 2015.

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

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in GWhs. Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve substantially all of their respective capacity payments. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in thousands of Net GWh.

Generation

	Year ended December 31,
				% change	% change
(in Net GWh)	2017	2016	2015 (1)	2017 vs. 2016	2016 vs. 2015
Segment
East U.S.	2,478.5	2,430.2	2,628.0	2.0%	(7.5)%
West U.S.	1,601.5	1,506.6	1,835.9	6.3%	(17.9)%
Canada	934.7	1,977.2	1,889.4	(52.7)%	4.6%
Total	5,014.7	5,914.0	6,353.3	(15.2)%	(6.9)%

(1)	Excludes the Wind Projects, which were sold in June 2015 and are classified as discontinued operations.

Year ended December 31, 2017 compared with Year ended December 31, 2016

Aggregate power generation for 2017 decreased 15.2% from 2015 primarily due to:

•

decreased generation in the Canada segment primarily due to a decrease of 928.6 net GWh on a combined basis at Kapuskasing, Nipigon and North Bay, due to their suspended operation status under the enhanced dispatch contracts.

This decrease was partially offset by:

•	increased generation in the East U.S. segment primarily due to a 107.6 net GWh increase in generation at

Curtis Palmer due to higher water flows than the comparable period in 2016 and a 68.8 net GWh increase in generation at Morris due to a maintenance outage in 2016.  These increases were partially offset by an 83.9 net GWh decrease in generation at Selkirk due  to lower dispatch from low merchant power prices; and

•

increased generation in the West U.S. segment primarily due to a 47.1 net GWh increase in generation at Frederickson, and a 34.6 net GWh increase in generation at Manchief due to higher dispatch than 2016.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Aggregate power generation for 2016 decreased 6.9% from 2015 primarily due to:

•

decreased generation in the West U.S. segment, primarily due to a 206.9 net GWh decrease in generation at Frederickson, which had decreased dispatch from lower demand, and a 110.1 net GWh decrease in generation at Manchief due to lower dispatch; and

•

decreased generation in the East U.S. segment, primarily due to an 83.4 net GWh decrease in generation at Morris due to a maintenance outage in the third quarter of 2016, an 83.3 net GWh decrease at Selkirk due to lower dispatch from low merchant power prices and a 53.5 net GWh decrease at Chambers due to a maintenance outage in the second quarter of 2016.

This decrease was partially offset by:

•

increased generation in the Canada segment, primarily due to a 133.3 net GWh increase in generation at Mamquam due to higher water flows during 2016. Mamquam also underwent a maintenance outage during 2015.

Availability

	Year ended December 31,
				% change	% change
	2017	2016	2015 (1)	2017 vs. 2016	2016 vs. 2015
Segment
East U.S.	88.8%	93.1%	96.9%	(4.6)%	(3.9)%
West U.S.	92.1%	92.1%	92.8%	—%	(0.8)%
Canada	92.8%	95.3%	93.9%	(2.6)%	1.5%
Weighted average	90.3%	93.3%	95.2%	(3.2)%	(2.0)%

(1)	Excludes the Wind Projects, which were sold in June 2015 and are classified as discontinued operations.

Year ended December 31, 2017 compared with Year ended December 31, 2016

Weighted average availability for 2017 decreased to 90.3% from 93.3% in 2016 primarily due to:

•

decreased availability in the East U.S. segment resulting from decreased availability at Kenilworth, which underwent a turbine overhaul in 2017, and decreased availability at Orlando due to a forced maintenance outage in 2017. These decreases were partially offset by increased availability at Morris, which underwent a planned maintenance outage in the third quarter of 2016;

•	decreased availability in the West U.S. segment primarily due to a planned maintenance outage at Frederickson, offset by increased availability at NTC, which underwent an outage in 2016; and

•	decreased availability in the Canada segment resulting from Williams Lake, primarily due to forced maintenance outages.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Weighted average availability for 2016 decreased to 93.3% from 95.2% in 2015 primarily due to:

•	decreased availability in the East U.S. segment resulting from decreased availability at Morris, which underwent a planned maintenance outage in the third quarter of 2016; and

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

Supplementary Non‑GAAP Financial Information

Project Adjusted EBITDA

The key measurement we use to evaluate the results of our business is Project Adjusted EBITDA. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non‑cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We believe that Project Adjusted EBITDA is a useful measure of financial results at our projects because it excludes non-cash impairment charges, gains or losses on the sale of assets and non-cash mark-to-market adjustments, all of which can affect year-to-year comparisons. Project Adjusted EBITDA is before corporate overhead expense. The most directly comparable GAAP measure to Project Adjusted EBITDA is Project (loss) income. A reconciliation of Net (loss) income to Project (loss) income and to Project Adjusted EBITDA is provided under “Project Adjusted EBITDA” below. Project Adjusted EBITDA for our equity investments in unconsolidated affiliates is presented on a proportionately consolidated basis in the table below.

	Year ended December 31,			$ change
	2017	2016	2015 (1)	2017	2016
Net loss	$(93.0)	$(113.9)	$(64.6)	$20.9	$(49.3)
Net income from discontinued operations, net of tax	—	—	19.5	—	(19.5)
Income tax benefit	(58.1)	(14.6)	(30.4)	(43.5)	15.8
Loss from operations before income taxes	(151.1)	(128.5)	(114.5)	(22.6)	(14.0)
Administration	23.6	22.6	29.4	1.0	(6.8)
Interest expense, net	64.2	106.0	107.1	(41.8)	(1.1)
Foreign exchange loss (gain)	16.3	13.9	(60.3)	2.4	74.2
Other income, net	(0.4)	(3.9)	(3.1)	3.5	(0.8)
Project (loss) income	$(47.4)	$10.1	$(41.4)	$(57.5)	$51.5
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	133.2	133.5	130.1	(0.3)	3.4
Interest expense, net	19.2	10.9	9.8	8.3	1.1
Change in the fair value of derivative instruments	(2.1)	(37.9)	(15.4)	35.8	(22.5)
Impairment	187.1	85.9	127.8	101.2	(41.9)
Other income, net	(1.2)	(0.3)	(2.0)	(0.9)	1.7
Project Adjusted EBITDA	$288.8	$202.2	$208.9	$86.6	$(6.7)
Project Adjusted EBITDA by segment
East U.S.	112.5	92.4	104.8	20.1	(12.4)
West U.S.	49.1	51.2	46.9	(2.1)	4.3
Canada	125.8	58.8	59.7	67.0	(0.9)
Un-Allocated Corporate	1.4	(0.2)	(2.5)	1.6	2.3
Total	$288.8	$202.2	$208.9	$86.6	$(6.7)

(1)	Excludes the Wind Projects, which were sold in June 2015 and are classified as discontinued operations.

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Year ended December 31,
				% change	% change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
East U.S.
Project Adjusted EBITDA	$112.5	$92.4	$104.8	22%	(12)%

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA for 2017 increased $20.1 million or 22% from 2016 primarily due to increases in Project Adjusted EBITDA of:

•	$12.6 million at Curtis Palmer due to $13.3 million of increased revenues from higher water flows than 2016;

•	$4.6 million at Orlando primarily due to lower fuel expense resulting from the settlements of favorable fuel swaps; and

•

$4.0 million at Morris due to $7.5 million of decreased maintenance expenses and $4.0 million of higher revenues resulting from the overhaul of two gas turbines and one steam turbine during 2016. These increases were partially offset by $7.5 million higher fuel expense.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 decreased $12.4 million or 22% from 2015 primarily due to decreases in Project Adjusted EBITDA of:

•

$10.1 million at Morris due to $7.9 million of increased maintenance expenses resulting from the overhaul of two gas turbines and one steam turbine during 2016. The maintenance outage also resulted in $9.1 million lower revenues and $6.8 million of lower fuel expense; and

•	$3.3 million at Curtis Palmer due to $3.1 million of decreased revenues from lower water flows than the 2015 period.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$2.1 million at Orlando primarily due to $1.8 million of lower fuel expense from lower natural gas prices than 2015.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Year ended December 31,
				% change	% change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
West U.S.
Project Adjusted EBITDA	$49.1	$51.2	$46.9	(4)%	9%

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA for 2017 decreased by $2.1 million or 4% from 2016 primarily due to a decrease in Project Adjusted EBITDA of:

•	$2.1 million at Frederickson primarily due to higher maintenance expense than 2016, partially offset by higher revenue.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 increased by $4.3 million or 9% from 2015 primarily due to an increase in Project Adjusted EBITDA of:

•	$7.2 million at Manchief attributable to $8.0 million of lower maintenance expense in 2016. Manchief underwent a maintenance overhaul during 2015.

This increase was partially offset by a decrease in Project Adjusted EBITDA of:

•	$2.2 million at Oxnard, which underwent a planned maintenance outage in the fourth quarter of 2016.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Year Ended December 31,
				% change	% change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Canada
Project Adjusted EBITDA	$125.8	$58.8	$59.7	114%	(2)%

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA for 2017 increased by $67.0 million from 2016 primarily due to increases in Project Adjusted EBITDA of:

•

$60.6 million at Kapuskasing and North Bay primarily due to $21.8 million received from the OEFC settlement. These projects were not operational under the terms of their enhanced dispatch contracts during 2017. Additionally, each project had unfavorable fuel contracts that expired in 2016. As a result of these factors, gross margin increased $32.5 million and maintenance expense decreased $6.2 million in 2017;

•	$6.0 million at Tunis primarily due to the collection of the OEFC settlement; and

•

$2.8 million at Nipigon primarily due to $7.0 million of lower fuel expense due to non-operational status under the terms of its enhanced dispatch contract, partially offset by a $4.4 million decrease in the fair value of fuel swap agreements.

These increases were partially offset by a decrease in Project Adjusted EBITDA of:

•	$3.2 million at Mamquam, due to lower water flows than 2016 and forced outages in 2017.

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

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Year Ended December 31,
				% change	% change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Un-allocated Corporate
Project Adjusted EBITDA	$1.4	$(0.2)	$(2.5)	NM	92%

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA increased by $1.6 million from 2016 primarily due to lower administrative expenses related to the reductions in workforce.

Year ended December 31, 2016 compared with Year ended December 31, 2015

Project Adjusted EBITDA for 2016 increased by $2.3 million or 92% from the comparable 2015 period primarily due to increased development costs and decreased administrative expense due to a reduction in workforce.

Consolidated Cash Flow

2017 compared to 2016

The following table reflects the changes in cash flows for the periods indicated:

	Year ended
	December 31,
	2017	2016	Change
Net cash provided by operating activities	$169.2	$112.3	$56.9
Net cash provided by (used in) investing activities	2.8	(0.5)	3.3
Net cash used in financing activities	(178.9)	(98.6)	(80.3)

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

For the year ended December 31, 2017, the net increase in cash flows provided by operating activities of $56.9 million was primarily the result of the following:

•	OEFC Settlement – we received approximately $26.6 million related to our settlement with the OEFC for the year December 31, 2017;
•

Impact of lower fuel costs and enhanced dispatch contracts in Ontario – we recorded $33.9 million of higher gross margin at North Bay, Kapuskasing and Nipigon as a result of the expiration of unfavorable gas purchase agreements in December 2016, as well as operating under the enhanced dispatch contracts in 2017;

•

Operations and maintenance – we incurred $17.4 million of lower operations and maintenance costs, as a result of decreased maintenance expense at Morris and Williams Lake, which underwent outages in 2016, and at North Bay and Kapuskasing, which did not operate during 2017 due to the terms of their enhanced dispatch contracts; and
•	Hydrological conditions at Curtis Palmer – higher water flows at our Curtis Palmer project had a $13.3 million impact on cash flows from operations.

These increases were partially offset by a decrease in net cash provided by operating activities that was primarily the result of the following:

•

Working capital – changes in working capital resulted in a $24.3 million decrease in cash flows from operating activities as compared to 2016 primarily due to $10.5 million of timing in revenue receipts at our Kapuskasing, Nipigon and North Bay and $3.4 million decrease in prepaids, supplies and other assets;

•	Hydrological conditions and maintenance outage at Mamquam – lower water flows and a forced outage at our Mamquam project had a $3.2 million impact on cash flows from operations; and
•	Waste heat – lower waste heat at our Calstock project had a $2.6 million impact on cash flows from operations.

Investing Activities

For the year ended December 31, 2017, the net increase in cash flows used in investing activities of $3.3 million was primarily the result of the following:

•	Restricted cash – the change in restricted cash increased $7.1 million from 2016, primarily due to lower restricted cash requirements from decreased outstanding debt balances;
•	Purchases of PP&E – investments in capitalized plant additions were $1.9 million lower than 2016; and
•	Proceeds from sale of equity investment – we received $1.0 million from the sale of our 17.7% equity interest in Selkirk Cogen L.P.

These increases were partially offset by the following:

•	Reimbursement of construction costs – we received a reimbursement of $4.8 million in capitalized costs from the customer for a construction project at Morris in 2016.

Financing Activities

For the year ended December 31, 2017, the net decrease in cash flows from financing activities of $80.3 million was primarily the result of the following:

•	The Credit Facilities – we received $231.1 million of net proceeds from issuance of the senior secured term loan in 2016 after repayment of the previous term loan;
•

Corporate and project-level debt repayments – we made $69.4 million of higher principal payments than 2016 primarily due to the $54.6 million retirement of Piedmont’s non-recourse project-level debt, as well as higher principal payments on our Term Loan; and

•	Preferred share repurchases – we paid $3.1 million in 2017 to repurchase and cancel preferred shares.

These decreases were partially offset by the following:

•	Convertible debenture repayments – we paid $188.5 million to redeem and cancel convertible debentures in 2016;
•	Deferred financing costs – we incurred $16.2 million of deferred financing costs related to the refinancing of the senior secured credit facilities in 2016; and
•	Common share repurchases – we paid $0.2 million in 2017 to repurchase and cancel common shares as compared to $19.5 million in 2016.

2016 compared to 2015

The following table reflects the changes in cash flows for the periods indicated:

	Year ended
	December 31,
	2016	2015	Change
Net cash provided by operating activities	$112.3	$88.3	$24.0
Net cash (used in) provided by investing activities	(0.5)	320.9	(321.4)
Net cash used in financing activities	(98.6)	(446.7)	348.1

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

For the year ended December 31, 2016, the net increase in cash flows provided by operating activities of $24.0 million was primarily the result of the following:

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

Investing Activities

For the year ended December 31, 2016, the net decrease in cash flows used in investing activities of 321.4 million was primarily the result of the following:

•	Sale of Wind Projects – we received $326.3 in cash million from the sale of the Wind Projects and the Frontier solar development project in the second quarter of 2015.

This decrease was partially offset by the following:

•	Reimbursement of construction costs – we received a reimbursement of $4.8 million in capitalized costs from the customer for a construction project at Morris.

Financing Activities

For the year ended December 31, 2016, the net decrease in cash flows used in financing activities of $348.1 million was primarily the result of the following:

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

•	Deferred financing costs – we incurred $16.2 million of deferred financing costs associated with the New Term Loan Facilities during 2016.

Liquidity and Capital Resources

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$78.7	$85.6
Restricted cash	6.2	13.3
Total	84.9	98.9
Revolving credit facility availability	119.5	118.5
Total liquidity	$204.4	$217.4

Our primary source of liquidity is distributions from our projects and availability under our Revolving Credit Facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from September 30, 2018 to December 31, 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing external growth opportunities or fund our operations.”

We expect to reinvest approximately $36.2 million in our portfolio in the form of project capital expenditures and maintenance expenses in 2018. Such investments are generally paid at the project level. See “—Capital and Maintenance Expenditures.” We do not expect any other material or unusual requirements for cash outflow in 2018 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months from February 27, 2018.

Repurchases of Securities

On December 8, 2017, our Board of Directors approved an NCIB for each series of our convertible unsecured subordinated debentures. Under the NCIBs, our broker may purchase up to 10% of the public float of our convertible debentures and common shares and up to 5% of the amount issued and outstanding of APPEL’s preferred shares, determined as of December 15, 2017, up to the following limits:

			Limit on Purchase
	Maturity	Interest	(Principal Amount)
	Date	Rates	Total Limit
Convertible Debenture	June 2019	5.75%		$4,253,200
Convertible Debenture	December 2019	6.00%	Cdn$	8,097,800

Limit on Purchase
(Number of Shares)
Total Limit (1)
Common Shares	11,308,946
Series 1 Preferred Shares	237,500
Series 2 Preferred Shares	116,904
Series 3 Preferred Shares	83,095

(1)	Represented 10% of the public float for the Common Shares and 5% of the amount issued and outstanding for the Preferred Shares.

The NCIBs commenced on December 29, 2017 and will expire on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs. In certain circumstances, we may be required to suspend the NCIBs under applicable law.

The Board authorization permits the Company to repurchase common and preferred shares and convertible debentures. Therefore, in addition to the current NCIBs, from time to time we may repurchase our securities, including our common shares, our convertible debentures and our APPEL preferred shares through open market purchases, including pursuant to one or more “Rule 10b5-1 plans” pursuant to such provision under the United States Securities Exchange Act of 1934, as amended, NCIBs, issuer self tender or substantial issuer bids, or in privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions, other market opportunities and other factors. Any share repurchases outside of previously authorized NCIBs would be effected after taking into account our then current cash position and then anticipated cash obligations or business opportunities.

Corporate Debt Service Obligations

The following table summarizes the maturities of our corporate debt at December 31, 2017:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2018	2019	2020	2021	2022	Thereafter
Senior secured term loan facility(1)	April 2023	4.60%	-	4.90%	$540.0	$90.0	$65.0	$105.0	$80.0	$75.0	$125.0
Atlantic Power Income LP Note	June 2036	5.95%			167.4	—	—	—	—	—	167.4
Convertible Debenture (2)	June 2019	5.75%			42.5	—	42.5	—	—	—	—
Convertible Debenture (2)	December 2019	6.00%			64.5	—	64.5	—	—	—	—
Total Corporate Debt					$814.4	$90.0	$172.0	$105.0	$80.0	$75.0	$292.4

(1)

The Credit Facility contains a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings Limited Partnership (“APLP Holdings”) and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the Credit Facilities and the 5.95% Medium Term Notes due June 23, 2036 (“MTNs”), letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and Atlantic Power Preferred Equity Limited being unable to pay dividends to its shareholders. The amortization profile in the table above is based on principal payments according to the targeted principal amount described in (ii) above.

(2)

The Series C Debentures maturing in June 2019 will be redeemed, in full, on March 5, 2018 and the Series D Debentures maturing in December 2019 will be redeemed, in part, on March 7, 2018 with proceeds from the Series E Debenture Offering. See Recent Events for the discussion of the Series E Debentures Offering.

Credit Facilities

On April 13, 2016, APLP Holdings Limited Partnership (“APLP Holdings”), our wholly-owned subsidiary, entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of Senior Secured Term Loan facilities (the “Term Loans”) and $200 million in aggregate principal amount of senior secured credit facilities (the “Revolver” and together with the Term Loans, the “Credit Facilities”). At December 31, 2017, $540.0 million of the Term Loans is outstanding and letters of credit in an aggregate face amount of $80.5 million are issued (but not drawn) pursuant to the revolving commitments under the Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service, and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company.

Borrowings under Credit Facilities are available in U.S. dollars and Canadian dollars and, at inception, bore interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate as applicable, plus an applicable margin between 4.00% and 5.00% that varied depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. In April 2017, the repricing of the Credit Facilities became effective reducing the interest rate margin on the term loan and revolver by 0.75% to LIBOR plus 4.25%. In October 2017, a second repricing reduced the interest rate margin on the Credit Facilities by another 0.75% to LIBOR plus 3.50%. We also extended the maturity date of the Revolver by one year through April 2022. The Term Loans mature in April 2023.

The Term Loans include a 3% original issue discount. Letters of credit are available to be issued under the Revolver until 30 days prior to the Letter of Credit Expiration Date under, and as defined in, the Credit Agreement. In addition to paying interest on outstanding principal under the Credit Facilities, APLP Holdings is required to pay a commitment fee of 0.75% times the unused commitments under the Revolver.

The Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The Credit Facilities also have the benefit of a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount MTNs that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the New Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

The Credit Agreement contains customary representations, warranties, terms and conditions, and covenants. The negative covenants include a requirement that APLP Holdings and its subsidiaries maintain a Leverage Ratio (as defined in the Credit Agreement) ranging from 5.50:1.00 at December 2017 to 4.25:1.00 from June 30, 2020, and an Interest Coverage Ratio (as defined in the Credit Agreement) ranging from 3.00:1.00 at December 31, 2017 to 4.00:1.00 from June 30, 2022. In addition, the Credit Agreement includes customary restrictions and limitations on APLP Holdings’ and its subsidiaries’ ability to (i) incur additional indebtedness, (ii) grant liens on any of their assets, (iii) change their conduct of business or enter into mergers, consolidations, reorganizations, or certain other corporate transactions, (iv) dispose of assets, (v) modify material contractual obligations, (vi) enter into affiliate transactions, (vii) incur capital expenditures, and (viii) make dividend payments or other distributions, in each case subject to certain exceptions and other customary carve-outs and various thresholds. Specifically, APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the new term loan that declines quarterly based on a predetermined specified schedule.

Under the Credit Agreement, if a Change of Control (as defined in the Credit Agreement) occurs, unless APLP Holdings elects to make a voluntary prepayment of the term loans under the Credit Facilities, it will be required to offer each electing lender a prepayment of such lender’s term loans under the Credit Facilities at a price equal to 101% of par. In addition, in the event that APLP Holdings elects to repay, prepay, refinance or replace all or any portion of the term loan facilities within six months from the repricing date under the Credit Agreement, it will be required to do so at a price of 101% of the principal amount so repaid, prepaid, refinanced or replaced.

The Credit Agreement also contains a mandatory amortization feature and other mandatory prepayment provisions, including prepayments:

•            from the proceeds of asset sales (except from the sale proceeds of certain excluded projects), insurance proceeds, and incurrence of indebtedness, in each case subject to applicable thresholds and customary carve-outs; and

•            with respect to excess cash flows, to be determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the Credit Facilities and the MTNs, funding of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Failure to achieve the specified target principal amount for any quarter does not constitute a default by APLP Holdings.

Under certain conditions the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated. Such events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt of APLP Holdings and its subsidiaries, bankruptcy, material judgments rendered against APLP Holdings or certain of its subsidiaries, certain ERISA or regulatory events, a Change of Control of APLP Holdings (solely with respect to the Revolver), or defaults under certain guaranties and collateral documents securing the Credit Facilities, in each case subject to various exceptions and notice, cure and grace periods.

Project‑Level Debt Service Obligations

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at December 31, 2017. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. All project‑level debt is non‑recourse to us and substantially the entire principal is amortized over the life of the projects’ PPAs. See Note 11, Long‑term debt. Although all of our projects with non‑recourse loans are currently meeting their debt service requirements, we cannot provide any assurances that our projects will generate enough future cash flow to meet any applicable ratio tests in order to be able to make distributions to us.

Non‑Recourse Debt

The range of interest rates presented represents the rates in effect at December 31, 2017. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2018	2019	2020	2021	2022	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	4.45%			$7.2	$6.5	$0.7	$—	$—	$—	$—
Cadillac	August 2025	6.18%			24.0	3.0	3.1	3.1	2.7	3.3	8.8
Total Consolidated Projects					31.2	9.5	3.8	3.1	2.7	3.3	8.8
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	—	5.2	7.8	8.8	10.1	11.0
Total Equity Method Projects					42.9	—	5.2	7.8	8.8	10.1	11.0
Total Project-Level Debt					$74.1	$9.5	$9.0	$10.9	$11.5	$13.4	$19.8

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

In 2009, a subsidiary company acquired in our acquisition of the Partnership issued 4.0 million 7.0% Cumulative Rate Reset Preferred Shares, Series 2 (the “Series 2 Shares”) priced at Cdn$25.00 per share. The Series 2

Shares pay fixed cumulative dividends of Cdn$1.75 per share per annum, as and when declared, for the initial five‑year period ending December 31, 2014. The dividend rate was reset on December 31, 2014 and will reset every five years thereafter at a rate equal to the sum of the then five‑year Government of Canada bond yield and 4.18%. On December 31, 2014 and on December 31 every five years thereafter, the Series 2 Shares were and will be redeemable by the subsidiary company at Cdn$25.00 per share, plus an amount equal to all declared and unpaid dividends thereon to, but excluding the date fixed for redemption. The holders of the Series 2 Shares had and will have the right to convert their shares into Cumulative Floating Rate Preferred Shares, Series 3 (the “Series 3 Shares”) of the subsidiary, subject to certain conditions, on December 31, 2014 and on December 31 of every fifth year thereafter. The holders of Series 3 Shares will be entitled to receive quarterly floating rate cumulative dividends, as and when declared by the board of directors of the subsidiary, at a rate equal to the sum of the then 90‑day Government of Canada Treasury bill rate and 4.18%. On December 31, 2014, 1,661,906 of Series 2 shares were converted to Series 3 shares.

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

The subsidiary company paid aggregate dividends of $8.7 million and $8.5 million on Series 1 Shares, Series 2 Shares and Series 3 Shares for the years ended December 31, 2017 and 2016, respectively.

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

We expect to reinvest approximately $36.2 million in 2018 in our portfolio in the form of project capital expenditures and maintenance expenses. As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other major expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk‑based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected 2018 level as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

We invested approximately $38.2 million of project capital expenditures and maintenance expenses for the year ended December 31, 2017. In all cases, scheduled maintenance outages during the year ended December 31, 2017 occurred at such times that did not adversely impact the facilities’ availability requirements under their respective PPAs.

Restricted Cash

At December 31, 2017, restricted cash totaled $6.2 million as compared to $13.3 million as of December 31, 2016.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Less than
	1 year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt including estimated interest(1)(2)	$144.5	$351.2	$206.8	$441.4	$1,143.9
Operating leases	0.5	0.2	—	—	0.7
Operations and maintenance commitments	0.4	0.8	0.8	—	2.0
Fuel purchase and transportation obligations	3.9	25.1	34.4	22.9	86.3
Other liabilities	0.4	0.4	—	—	0.8
Total contractual obligations	$149.7	$377.7	$242.0	$464.3	$1,233.7

(1)

Debt represents our proportionate share of project long‑term debt and corporate‑level debt. Project debt is non‑recourse to us and is generally amortized during the term of the respective revenue generating contracts of the projects. The range of interest rates on long‑term consolidated project debt at December 31, 2017 was 4.45% to 6.18%.

(2)

The Series C Debentures maturing in June 2019 will be redeemed, in full, on March 8, 2018 and the Series D Debentures maturing in December 2019 will be redeemed, in part, on March 7, 2018 with proceeds from the Series E Debentures Offering. See Recent Events for the discussion of the Series E Debentures Offering.

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

Off‑Balance Sheet Arrangements

As of December 31, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

Long-lived asset impairment and other-than-temporary decline in value

Long-lived assets

Long‑lived assets, such as property, plant and equipment, and other intangible assets subject to depreciation and amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such indicators include, among other factors, a significant decrease in the market price of a long-lived asset, adverse business climate, current period loss combined with a history of losses or the projection of future losses, and a change in our intent to hold or a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life. We also review a project for impairment at the earlier of executing a new PPA (or other arrangement) or six months prior to the expiration of an existing PPA. Factors such as the business climate, including current energy and market conditions, environmental regulation, the condition of assets, and the ability to secure new PPAs are considered when evaluating long‑lived assets for impairment.

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

We determine the fair value of our reporting units using an income approach with discounted cash flow (“DCF”) models, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected merchant power prices, generation, fuel costs and capital expenditure requirements. The undiscounted and discounted cash flows utilized in our goodwill impairment tests for our reporting units are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. All cash flow forecasts from DCF models utilize estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We used historical experience to determine estimated future capital investment requirements. The discount rate applied to the DCF models represents the weighted average cost of capital (“WACC”) consistent with the risk inherent in future cash flows of the particular reporting unit and is based upon an assumed capital structure, cost of long‑term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the WACC rate were obtained from reputable third party sources. We utilized the assistance of valuation experts to perform quantitative impairment tests for several of our reporting units. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

The valuation of long-lived assets, equity method investments and goodwill is considered a level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect management’s own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities. Fair value determinations require considerable judgment and are sensitive to changes in these underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of a goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include macroeconomic factors that significantly differ from our assumptions in timing or degree, increased input costs such as higher fuel prices and maintenance costs, or lower power prices than incorporated in our long‑term forecasts. See “Risk Factors—Risks Related to Our Business and Our Projects—Impairment of goodwill or long‑lived assets could have a material adverse effect on our business, results of operations and financial condition”.

We recorded long-lived asset impairments of $29.1 million, $22.5 million, $21.2 million and $13.5 million,

respectively at our Williams Lake, Naval Station, North Island and Naval Training Center reporting units in the year ended December 31, 2017. We recorded long-lived asset impairments of $3.8 million and $2.1 million, respectively, at our North Bay and Kapuskasing reporting units in the year ended December 31, 2016. See Item 15 — Note 8, Goodwill and long-lived asset impairment for discussion of these impairments.

Equity method investments

Investments in and the operating results of 50%‑or‑less owned entities not consolidated are included in the consolidated financial statements on the basis of the equity method of accounting. The standard for determining whether an impairment must be recorded is whether a decline in the value is considered an other-than-temporary decline in value. The evaluation and measurement of impairments for our equity method investments involves the same uncertainties as described for long-lived assets. Similarly, these estimates are subjective, and the impact of variations in these estimates could be material. Evidence of a loss in value that is other than temporary might include the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment or, where applicable, estimated sales proceeds that are insufficient to recover the carrying amount of the investment. Our assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We generally consider our investments in our equity method investees to be strategic long‑term investments. Therefore, we complete our assessments with a long‑term view. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, the asset is written down to its fair value.

We recorded investment impairments of $47.1 million, $28.3 million and $10.1 million, respectively, at our Chambers, Frederickson and Selkirk projects in the year ended December 31, 2017. See Item 15 — Note 5, Equity method investments in unconsolidated affiliates for discussion of these impairments.

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

We apply a standard that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. These factors include an assessment of macroeconomic and industry conditions, market events and circumstances as well as the overall financial performance of our reporting units. Because we have not been able to make a more likely than not determination of whether the fair value of a reporting unit is less than the carrying value for our reporting units, we performed quantitative tests for the years ended December 31, 2017 and 2016.

Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. In January 2017, the FASB issued authoritative guidance, which removed the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted this guidance for our annual goodwill impairment test conducted at November 30, 2017.

We recorded a goodwill impairment of $14.7 million at our Curtis Palmer reporting unit in the year ended

December 31, 2017. We recorded goodwill impairments of $50.2 million, $15.4 million, $6.7 million, $6.5 million and $1.2 million, respectively, at our Mamquam, Curtis Palmer, Kapuskasing, North Bay and Moresby Lake reporting units in the year ended December 31, 2016. See Item 15 — Note 8, Goodwill and long-lived asset impairment for discussion of these impairments.

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

Recent Accounting Developments

See Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of recent accounting developments.

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

Our 50%-owned Orlando project is exposed to changes in natural gas prices. We have entered into various natural gas swaps to effectively fix the price of 9.9 million MMBtu of future natural gas purchases at Orlando, which includes approximately 90%, 100% and 50% of our 2018, 2019 and 2020 gas consumption, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2017. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations. A $1.00 MMBtu change in the price of natural gas would have an estimated a $0.4 million impact to cash distributions for 2018.

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

Our Cadillac project does not have a long-term biomass fuel contract. A $2 per Ton change from our budgeted wood waste cost at Cadillac would have an estimated $0.5 million total impact on forecasted cash distributions in 2018 based on planned operations.

Our Piedmont project does not have a long-term biomass fuel contract. A $2 per Ton change from our budgeted wood waste cost at Piedmont would have an estimated $1.2 million total impact on forecasted cash distributions in 2018 based on planned operations.

Our Calstock project has six fuel suppliers, three of which provide up to 65% of its fuel requirements and are under contract to provide fuel, with a tipping fee until 2019. We are exposed to the remaining 35% of the project’s estimate fuel requirements. A $1 per Ton change from our budgeted wood waste costs at Calstock would have an estimated $0.2 million impact on forecasted cash distributions in 2018 based on planned operations.

Coal

Our 40%-owned Chambers project is exposed to changes in coal prices. For 2018, we forecasted an average coal price of $98 per Ton. A 10% change from our forecasted price would impact cash distributions from Chambers by an estimated $1.8 million for 2018 based on planned operations.

A significant portion of energy revenue at Orlando is indexed to the price of coal. We estimate that a $0.25 per

MMBtu price change in this index would have a $1.0 million impact on cash distributions from Orlando for 2018.

Electricity Commodity Market Risk

Our current and future cash flows are impacted by changes in electricity prices when our projects operate with no PPA or at projects that operate with PPAs that are based on spot market pricing. Our most significant exposure to market power prices is at the Chambers and Morris projects.

At our 40%-owned Chambers project, our utility customer has the right to sell a portion of the plant’s output into the spot power market if it is profitable to do so, and the Chambers project shares in the profits from these sales. In addition, during periods of low spot electricity prices the utility takes less generation, which negatively affects the project’s operating margin. In 2018, projected cash distributions from Chambers would change by approximately $0.1 million per 10% change in the PJM‑East spot price of electricity.

At Morris, where we own 100% of the project, the facility can sell approximately 120 MW above the offtaker’s demand into the grid at market prices. If market prices do not justify the increased generation the project has no requirement to sell power in excess of the offtaker’s demand, which can negatively impact operating margins. In 2018, projected cash distributions from Morris would change by approximately $0.7 million per 10% change in the spot price of electricity based on the forecasted level of approximately 200,000 MWh of grid sales and all other variables being held constant.

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

Foreign Currency Exchange Risk

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes. Principal and interest payments for our senior secured term loans as well as our U.S. dollar-denominated convertible debenture are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements.

We expected Canadian dollar cash flows to exceed our Canadian dollar obligations in 2017, primarily due to revenues received from the OEFC settlement. In July 2017, we entered into foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of 1.2481 in Cdn$3.3 million tranches on each of March 2018, June 2018 and December 2018. In July 2017, we also entered into foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of 1.2943 in tranches of Cdn$5.0 million in March 2018, Cdn$3.0 million in June 2018 and Cdn$2.0 million in December 2018. In September 2017, we entered into foreign exchange forward contracts to sell Cdn$5.0 million at an exchange rate of 1.2196 in September 2018.

The following table contains the components of recorded foreign exchange (gain) loss for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Unrealized foreign exchange (gain) loss:
Convertible debentures, corporate debt, and other	$15.1	$13.8	$(60.5)
Foreign currency forwards	0.1	—	—
	15.2	13.8	(60.5)
Realized foreign exchange loss	1.1	0.1	0.2
	$16.3	$13.9	$(60.3)

A 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar would have a $21.1 million impact on the carrying value of our corporate debt and convertible debentures denominated in Canadian dollars at December 31, 2017.

Interest Rate Risk

Changes in interest rates impact cash payments that are required on our debt instruments as approximately 18% of our debt, including our share of the project‑level debt associated with equity investments in affiliates, either bears interest at variable rates or is not financially hedged through the use of interest rate swaps. After considering the impact of interest rate swaps described below, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest expense at equity investments, by approximately $1.6 million at December 31, 2017.

The Partnership

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in the Adjusted Eurodollar Rate for $354.2 million notional amount of the remaining $540 million aggregate principal amount of borrowings under the Term Loans. These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the Term Loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.50%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 4.5% all-in rate on the Term Loan Facility. The weighted average rate of these swap agreements is 1.10%, resulting in an all-in rate of approximately 4.60% for $354.2 million of the Term Loans. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning June 30, 2018 through September 30, 2019, we mitigated exposure to changes in interest rates for $100 million notional amount at a one-month LIBOR fixed rate of 2.18% and for the period beginning October 1, 2019 through December 31, 2020, for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%.

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

(b)Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑14(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this annual report Form 10‑K on page F-2.

(c)Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 27, 2018, the Company, Atlantic Power Services, LLC and Joseph Cofelice, the Company’s

Executive Vice President — Commercial Development, entered into an amendment (the “Amendment”) to Mr. Cofelice’s existing employment agreement, by and among the same parties and dated as of September 15, 2015 (the

“Original Employment Agreement”).

The Amendment amends the Original Employment Agreement to provide that, in the event Mr. Cofelice’s employment is terminated by the Company without Cause (as defined in the Original Employment Agreement) or by Mr. Cofelice for Good Reason (as defined in the Original Employment Agreement), in each case within the twelve-month period following a Change in Control (as defined in the Amendment), Mr. Cofelice will be entitled to receive his accrued salary through the date of termination as well as a termination payment equal to the sum of a prorated amount of his target annual bonus for the year in which his termination occurs and two times his base salary. Upon such a termination, Mr. Cofelice will also receive continued medical insurance for 18 months following his termination.

Mr. Cofelice’s entitlement to these termination benefits, other than accrued salary, are conditioned upon his execution of a general release of claims against the Company in the form attached to the Original Employment Agreement.

Other than the amendments described above to Mr. Cofelice’s termination benefits upon certain terminations within the twelve month period following a Change in Control, the Original Employment Agreement remains in full force and effect, including with respect to Mr. Cofelice’s termination benefits upon a termination not within the twelve-month period following a Change in Control.

This description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment (a copy of which is filed as Exhibit 10.41 to this Annual Report on Form 10-K) and the Original Employment Agreement (a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2015), and is incorporated herein by reference.

Because this report is being filed within four business days from the date of the reportable event, we have made the foregoing disclosure in this report instead of in a Form 8-K under Item 5.02 (Compensatory Arrangements of Certain Officers).

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

(a)(3)  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Arrangement of Atlantic Power Corporation, dated as of November 24, 2005
2.2	Arrangement Agreement, dated as of June 20, 2011, among Capital Power Income L.P., CPI Income Services Ltd., CPI Investments Inc. and Atlantic Power Corporation
3.1	Articles of Continuance of Atlantic Power Corporation, dated as of June 29, 2010
4.1	Form of common share certificate
4.2	Trust Indenture, dated as of October 11, 2006 between Atlantic Power Corporation and Computershare Trust Company of Canada
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

Exhibit No.	Description
4.11

Seventh Supplemental Indenture to the Trust Indenture Providing for the Issue of Convertible Unsecured Subordinated Debentures, dated as of January 29, 2018, among Atlantic Power Corporation, Computershare Trust Company of Canada and Computershare Trust Company, N.A.

4.12	Indenture, dated as of November 4, 2011, by and among Atlantic Power Corporation, the Guarantors named therein and Wilmington Trust, National Association
4.13

First Supplemental Indenture, dated as of November 5, 2011, by and among the New Guarantors signatory thereto, Atlantic Power Corporation, the Existing Guarantors named therein and Wilmington Trust, National Association

4.14	Second Supplemental Indenture, dated as of November 5, 2011, by and among Curtis Palmer LLC, Atlantic Power Corporation, the Guarantors named therein and Wilmington Trust, National Association
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

4.17

Fifth Supplemental Indenture, dated as of November 29, 2012, by and among Atlantic Ridgeline Holdings, LLC, Atlantic Power Corporation, the Guarantors named therein and Wilmington Trust, National Association

4.18

Sixth Supplemental Indenture, dated as of January 29, 2013, by and among the New Guarantors named therein, Atlantic Power Corporation, the Existing Guarantors named therein and Wilmington Trust, National Association

4.19

Registration Rights Agreement, dated as of November 4, 2011, by and among, Atlantic Power Corporation, the Guarantors listed on Schedule A thereto and Morgan Stanley & Co. LLC and TD Securities (USA) LLC, as representatives of the several Initial Purchasers

4.20

Shareholder Rights Plan Agreement, dated effective as of February 28, 2013, between Atlantic Power Corporation and Computershare Investor Services, Inc., which includes the Form of Right Certificate as Exhibit A

4.21	Advance Notice Policy, dated April 1, 2013
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

10.6+	Employment Agreement, dated April 15, 2013, between Atlantic Power Corporation and Terrence Ronan
10.7+	Addendum to Executive Employment Agreements of each of Terrence Ronan and Edward Hall, dated August 30, 2013
10.8+	Deferred Share Unit Plan, dated as of April 24, 2007 of Atlantic Power Corporation
10.9+	Third Amended and Restated Long‑Term Incentive Plan
10.10+	Fourth Amended and Restated Long‑Term Incentive Plan
10.11+	Fifth Amended and Restated Long‑Term Incentive Plan
10.12+	Amendment No. 1 to the Fifth Amended and Restated Long‑Term Incentive Plan of the Company
10.13	Termination of the Operating Agreement of Canadian Hills Wind, LLC, dated as of December 28, 2012
10.14

Purchase and sale agreement, dated as of January 30, 2013 among Quantum Lake LP, LLC, Quantum Lake GP, LLC, Quantum Pasco LP, LLC, Quantum Pasco GP, LLC, Quantum Auburndale LP, LLC and Quantum Auburndale GP, LLC (as Buyers) and Lake Investment, LP, NCP Lake Power, LLC, Teton New Lake, LLC, NCP Dadee Power, LLC, Dade Investment, LP, Auburndale, LLC and Auburndale GP, LLC (as Sellers)

10.15	Agreement dated November 24, 2014, by and among Clinton Group and the Company
10.16+	Employment Agreement among the Company, Atlantic Power Services, LLC and James J. Moore, Jr., dated January 22, 2015
10.17+	Transition Equity Grant Participation Agreement between Atlantic Power Services, LLC and James J. Moore, Jr., dated January 22, 2015
10.18	Membership Interest Purchase Agreement by and between Atlantic Power Transmission, Inc. and Terraform AP Acquisition Holdings, LLC dated as of March 31, 2015
10.19	Guaranty Agreement by Atlantic Power Corporation in favor of Terraform AP Acquisition Holdings, LLC, dated as of March 31, 2015
10.20	Agreement dated May 21, 2015, by and among Mangrove Partners and the Company
10.21	Amendment No.1 to Membership Interest Purchase Agreement, dated June 3, 2015
10.22+	Employment Agreement among the Company, Atlantic Power Services, LLC and Joseph E. Cofelice, dated September 15, 2015
10.23

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

10.24	Securities Pledge Agreement, dated as of April 13, 2016, among Atlantic Power Corporation, Atlantic Power GP II, Inc. and Goldman Sachs Lending Partners LLC as Collateral Agent

Exhibit No.	Description
10.25

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

10.26

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

10.27*	Amendment to Employment Agreement, by and among Atlantic Power Services, LLC, the Company and Joseph Cofelice, dated as of February 27, 2018
10.28	Amendment No. 2 to the Fifth Amended and Restated Long-Term Incentive Plan of the Company
16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010
21.1*	Subsidiaries of Atlantic Power Corporation
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*

The following materials from our Annual Report on Form 10‑K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

+      Indicates management contract or compensatory plan or arrangement.

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

Date: March 1, 2018	Atlantic Power Corporation
	By:	/s/ Terrence Ronan

		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized
Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Moore, JR.	President, Chief Executive Officer and Director	March 1, 2018
James J. Moore, Jr.	(principal executive officer)

/s/ Terrence Ronan	Chief Financial Officer (Duly Authorized	March 1, 2018
Terrence Ronan	Officer and Principal Financial and Accounting Officer)

/s/ Irving R. Gerstein	Chairman of the Board	March 1, 2018
Irving R. Gerstein

/s/ R. Foster Duncan	Director	March 1, 2018
R. Foster Duncan

/s/ Kevin T. Howell	Director	March 1, 2018
Kevin T. Howell

/s/ Holli Ladhani	Director	March 1, 2018
Holli Ladhani

/s/ Gilbert S. Palter	Director	March 1, 2018
Gilbert S. Palter

Atlantic Power Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Atlantic Power Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Power Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Atlantic Power Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Power Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements) and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

New York, New York

March 1, 2018

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$78.7	$85.6
Restricted cash	6.2	13.3
Accounts receivable	52.7	37.3
Current portion of derivative instruments asset (Notes 13 and 14)	2.7	4.0
Inventory (Note 6)	17.7	16.0
Prepayments	6.9	5.9
Income taxes receivable	1.0	—
Other current assets	3.1	2.8
Total current assets	169.0	164.9
Property, plant, and equipment, net (Note 7)	602.3	733.2
Equity investments in unconsolidated affiliates (Note 5)	163.7	266.8
Power purchase agreements and intangible assets, net (Note 9)	191.2	246.2
Goodwill (Note 8)	21.3	36.0
Derivative instruments asset (Notes 13 and 14)	2.8	4.6
Other assets	8.5	5.1
Total assets	$1,158.8	$1,456.8
Liabilities
Current liabilities:
Accounts payable	$2.2	$4.5
Accrued interest	0.3	0.7
Other accrued liabilities	25.5	24.4
Current portion of long-term debt (Note 11)	99.5	111.9
Current portion of derivative instruments liability (Notes 13 and 14)	4.4	7.6
Other current liabilities	1.0	1.8
Total current liabilities	132.9	150.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 11)	616.3	749.2
Convertible debentures, net of unamortized deferred financing costs (Note 12)	105.4	100.4
Derivative instruments liability (Notes 13 and 14)	19.9	21.3
Deferred income taxes (Note 15)	11.7	68.3
Power purchase and fuel supply agreement liabilities, net (Note 9)	24.1	25.3
Other long-term liabilities (Note 10)	51.7	55.5
Total liabilities	962.0	1,170.9
Equity
Common shares, no par value, unlimited authorized shares; 115,211,976 and 114,649,888 issued and outstanding at December 31, 2017 and December 31, 2016 (Note 18)	1,274.8	1,272.9
Accumulated other comprehensive loss (Note 4)	(134.8)	(148.5)
Retained deficit	(1,158.4)	(1,059.8)
Total Atlantic Power Corporation shareholders’ equity	(18.4)	64.6
Preferred shares issued by a subsidiary company (Note 19)	215.2	221.3
Total equity	196.8	285.9
Total liabilities and equity	$1,158.8	$1,456.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Project revenue:
Energy sales	$148.9	$184.2	$191.5
Energy capacity revenue	105.8	141.9	149.3
Other (Note 2)	176.3	73.1	79.4
	431.0	399.2	420.2
Project expenses:
Fuel	106.3	149.5	165.1
Operations and maintenance	87.8	105.2	103.5
Development	—	—	1.1
Depreciation and amortization	113.1	113.5	110.0
	307.2	368.2	379.7
Project other income:
Change in fair value of derivative instruments (Notes 13 and 14)	2.1	37.9	15.4
Equity in (loss) earnings of unconsolidated affiliates (Note 5)	(54.8)	35.9	36.7
Interest, net	(17.5)	(9.2)	(8.2)
Impairment (Notes 8 and 9)	(101.1)	(85.9)	(127.8)
Other income, net	0.1	0.4	2.0
	(171.2)	(20.9)	(81.9)
Project (loss) income	(47.4)	10.1	(41.4)
Administrative and other expenses:
Administration	23.6	22.6	29.4
Interest expense, net	64.2	106.0	107.1
Foreign exchange loss (gain) (Note 14)	16.3	13.9	(60.3)
Other income, net (Note 12)	(0.4)	(3.9)	(3.1)
	103.7	138.6	73.1
Loss from operations before income taxes	(151.1)	(128.5)	(114.5)
Income tax benefit (Note 15)	(58.1)	(14.6)	(30.4)
Loss from continuing operations	(93.0)	(113.9)	(84.1)
Net income from discontinued operations, net of tax (Note 3)	—	—	19.5
Net loss	(93.0)	(113.9)	(64.6)
Net loss attributable to noncontrolling interests	—	—	(11.0)
Net income attributable to preferred shares of a subsidiary company (Note 14)	5.6	8.5	8.8
Net loss attributable to Atlantic Power Corporation	$(98.6)	$(122.4)	$(62.4)
Basic and diluted (loss) income per share: (Note 20)
Loss from continuing operations attributable to Atlantic Power Corporation	$(0.86)	$(1.02)	$(0.76)
Income from discontinued operations, net of tax	—	—	0.25
Net loss attributable to Atlantic Power Corporation	$(0.86)	$(1.02)	$(0.51)
Weighted average number of common shares outstanding: (Note 20)
Basic	115.1	119.5	121.9
Diluted	115.1	119.5	121.9

Dividends per common share:	$—	$—	$0.09

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(93.0)	$(113.9)	$(64.6)
Other comprehensive loss, net of tax:
Unrealized loss on hedging activities	$(0.1)	$(0.2)	$(0.6)
Net amount reclassified to earnings	0.5	0.7	0.7
Net unrealized gain on derivatives	0.4	0.5	0.1
Defined benefit plan, net of tax	(0.7)	(0.5)	1.6
Foreign currency translation adjustments	14.0	(9.2)	(72.8)
Other comprehensive income (loss), net of tax	13.7	(9.2)	(71.1)
Comprehensive loss	(79.3)	(123.1)	(135.7)
Less: Comprehensive income attributable to preferred shares of a subsidiary company	5.6	8.5	8.8
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(11.0)
Comprehensive loss attributable to Atlantic Power Corporation	$(84.9)	$(131.6)	$(133.5)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions of U.S. dollars)

				Accumulated		Preferred
	Common	Common		Other		Shares of a	Total
	Shares	Shares	Retained	Comprehensive	Noncontrolling	Subsidiary	Shareholders’
	(Shares)	(Amount)	Deficit	Income (loss)	Interests	Company	Equity
December 31, 2014	121.3	$1,288.4	$(863.9)	$(68.3)	$239.0	$221.3	$816.5
Net (loss) income	—	—	(62.4)	—	(11.0)	8.8	(64.6)
Common shares issued for LTIP	0.7	2.3	—	—	—	—	2.3
Common shares issued for DRIP	0.2	—	—	—	—	—	—
Common share repurchases	(0.1)	(0.1)	—	—	—	—	(0.1)
Dividends declared on common shares	—	—	(11.1)	—	—	—	(11.1)
Dividends paid to noncontrolling interests	—	—	—	—	(3.7)	—	(3.7)
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	—	(8.8)	(8.8)
Derecognition of noncontrolling interests upon sale of subsidiaries	—	—	—	—	(224.3)	—	(224.3)
Unrealized gain on hedging activities, net of tax of $0.1 million	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	(72.8)	—	—	(72.8)
Defined benefit plan, net of tax of $0.6 million	—	—	—	1.6	—	—	1.6
December 31, 2015	122.1	$1,290.6	$(937.4)	$(139.3)	$—	$221.3	$435.2
Net (loss) income	—	—	(122.4)	—	—	8.5	(113.9)
Common shares issued for LTIP	0.5	1.8	—	—	—	—	1.8
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	—	(8.5)	(8.5)
Common share repurchases	(8.0)	(19.5)	—	—	—	—	(19.5)
Unrealized gain on hedging activities, net of tax of $0.2 million	—	—	—	0.5	—	—	0.5
Foreign currency translation adjustments	—	—	—	(9.2)	—	—	(9.2)
Defined benefit plan, net of tax of $0.2 million	—	—	—	(0.5)	—	—	(0.5)
December 31, 2016	114.6	$1,272.9	$(1,059.8)	$(148.5)	$—	$221.3	$285.9
Net (loss) income	—	—	(98.6)	—	—	5.6	(93.0)
Common shares issued for LTIP	0.7	2.1	—	—	—	—	2.1
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	—	(8.6)	(8.6)
Common share repurchases	(0.1)	(0.2)	—	—	—	—	(0.2)
Preferred share repurchases	—	—	—	—	—	(3.1)	(3.1)
Unrealized gain on hedging activities, net of tax of $0.3 million	—	—	—	0.4	—	—	0.4
Foreign currency translation adjustments	—	—	—	14.0	—	—	14.0
Defined benefit plan, net of tax of $0.3 million	—	—	—	(0.7)	—	—	(0.7)
December 31, 2017	115.2	$1,274.8	$(1,158.4)	$(134.8)	$—	$215.2	$196.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Years Ended December 31,

	2017	2016	2015
Cash provided by operating activities:
Net loss	$(93.0)	$(113.9)	$(64.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113.1	113.5	120.3
Loss (gain) on sale of assets	0.1	—	(48.7)
Gain on purchase and cancellation of convertible debentures	—	(3.7)	(3.1)
Stock-based compensation	2.1	1.8	2.3
Long-lived asset and goodwill impairment	101.1	85.9	127.8
Equity in loss (earnings) from unconsolidated affiliates	54.8	(35.9)	(36.2)
Distributions from unconsolidated affiliates	47.3	55.3	58.5
Unrealized foreign exchange loss (gain)	15.2	13.8	(60.5)
Change in fair value of derivative instruments	(2.1)	(37.9)	(14.7)
Amortization of debt discount and deferred financing costs	10.8	44.6	20.5
Change in deferred income taxes	(62.2)	(17.5)	(3.5)
Change in other operating balances
Accounts receivable	(15.4)	2.3	5.7
Inventory	(1.6)	0.9	2.4
Prepayments and other assets	0.4	5.4	0.4
Accounts payable	(0.9)	(0.2)	(8.9)
Accruals and other liabilities	(0.5)	(2.1)	(9.4)
Cash provided by operating activities	169.2	112.3	88.3
Cash provided by (used in) investing activities:
Change in restricted cash	7.1	1.9	7.3
Proceeds from sale of assets and equity investments, net	1.0	—	326.3
Contribution to unconsolidated affiliate	—	—	(0.6)
Capitalized development costs	—	—	(0.8)
Reimbursement of costs for third party construction project	—	4.8	—
Purchase of property, plant and equipment	(5.3)	(7.2)	(11.3)
Cash provided by (used in) investing activities	2.8	(0.5)	320.9
Cash used in financing activities:
Proceeds from term loan facility, net of discount	—	679.0	—
Common share repurchases	(0.2)	(19.5)	—
Preferred share repurchases	(3.1)	—	—
Repayment of corporate and project-level debt	(165.9)	(544.4)	(403.3)
Repayment of convertible debentures	—	(188.5)	(18.9)
Deferred financing costs	(0.3)	(16.2)	—
Dividends paid to common shareholders		—	(11.1)
Dividends paid to noncontrolling interests		—	(3.7)
Cash payments for vested LTIP units withheld for taxes	(0.7)	(0.5)	(0.9)
Dividends paid to preferred shareholders	(8.7)	(8.5)	(8.8)
Cash used in financing activities:	(178.9)	(98.6)	(446.7)
Net (decrease) increase in cash and cash equivalents	(6.9)	13.2	(37.5)
Cash and cash equivalents at beginning of period at discontinued operations	—	—	3.9
Cash and cash equivalents at beginning of period	85.6	72.4	106.0
Cash and cash equivalents at end of period	$78.7	$85.6	$72.4
Supplemental cash flow information
Interest paid	$72.0	$70.7	$100.0
Income taxes paid, net	$4.4	$3.5	$10.2
Accruals for construction in progress	$1.2	$1.2	$0.6

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

1. Nature of business

General

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of December 31, 2017, the Company’s portfolio consisted of twenty-two projects with an aggregate electric generating capacity of approximately 1,793 megawatts (“MW”) on a gross ownership basis and approximately 1,440 MW on a net ownership basis. Eighteen of the projects are majority‑owned and operated by the Company. Four of the Company’s projects in Ontario are not in operation, two because of contract expirations at December 31, 2017, another due to a revised contractual arrangement with the offtaker, and the fourth, Tunis, has a forward-starting 15-year contractual agreement that will commence with commercial operation of the plant in the third quarter of 2018. The eighteen projects in operation at December 31, 2017 have generating capacity of approximately 1,633 MW on a gross ownership basis and approximately 1,280 MW on a net ownership basis. In early February 2018, the Company’s three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations, as discussed in Note 8, Goodwill and long-lived asset impairments.

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

(d)Accounts receivable:

Accounts Receivable are carried at cost. We periodically assesses the collectability of accounts receivable, considering factors such as specific evaluation of collectability, historical collection experience, the age of accounts receivable and other currently available evidence of the collectability, and record an allowance for doubtful accounts for the estimated uncollectible amount as appropriate. We had no allowance for doubtful accounts recorded at December 31, 2017 and 2016, respectively.

(e)Deferred financing costs:

Deferred financing costs represent costs to obtain long‑term financing and are amortized using the effective interest method over the term of the related debt, which ranges from 1 to 6 years. The carrying amount of deferred financing costs were recorded on the consolidated balance sheets as net of long-term debt and convertible debentures and was $11.7 million and $17.8 million at December 31, 2017 and 2016, respectively. Interest expense from the amortization of deferred finance costs for the years ended December 31, 2017, 2016, and 2015 was $6.3 million, $40.8 million, and $20.5 million, respectively.

(f)Inventory:

Inventory represents small parts and other consumables and fuel, the majority of which is consumed by our projects in provision of their services, and are valued at the lower of cost and net realizable value. Cost is the sum of the purchase price and incidental expenditures and charges incurred to bring the inventory to its existing condition or location. The cost of inventory items that are interchangeable are determined on an average cost basis. For inventory items that are not interchangeable, cost is assigned using specific identification of their individual costs.

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

(j)Investments accounted for by the equity method:

We have investments in entities that own power-producing assets with the objective of generating cash flow. The equity method of accounting is applied to such investments in affiliates, which include joint ventures, partnerships, and limited liability companies because the ownership structure prevents us from exercising a controlling influence over the operating and financial policies of the projects. Our investments in partnerships and limited liability companies with 50% or less ownership, but greater than 5% ownership in which we do not have a controlling interest are accounted for under the equity method of accounting. We apply the equity method of accounting to investments in limited partnerships and limited liability companies with greater than 5% ownership because our influence over the investment’s operating and financial policies is considered to be more than minor.

Under the equity method, equity in pre‑tax income or losses of our investments is reflected as equity in earnings of unconsolidated affiliates in the consolidated statements of operations. We apply the nature of distributions method for the classification of our investments accounted for by the equity method in the Consolidated Statements of Cash Flows. The cash flows that are distributed to us from these unconsolidated affiliates are directly related to the operations of the affiliates’ power-producing assets and are classified as cash flows from operating activities in the consolidated statements of cash flows. We record the return of our investments in equity investees as cash flows from investing activities. Cash flows from equity investees are considered a return of capital when distributions are generated from proceeds of either the sale of our investment in its entirety or a sale by the investee of all or a portion of its capital assets.

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

In our test, we first perform step zero to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity‑specific events. If the qualitative assessment determines that an impairment is more likely than not, then we perform a quantitative impairment test. In the quantitative analysis, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired. When the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill, and is recorded in the consolidated statements of operations.

We determine the fair value of our reporting units using an income approach with discounted cash flow models, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected merchant power prices, generation, fuel costs and capital expenditure requirements. The undiscounted and discounted cash flows utilized in our long‑lived asset recovery and goodwill impairment tests for our reporting units are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. All cash flow forecasts from DCF models utilized estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We used historical experience to determine estimated future capital investment requirements. The discount rate applied to the DCF models represents the weighted average cost of capital (“WACC”) consistent with the risk inherent in future cash flows of the particular reporting unit and is based upon an assumed capital structure, cost of long‑term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the WACC rate were obtained from reputable third party sources. We utilized the assistance of valuation experts to perform quantitative impairment tests for several of our reporting units. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

Other—The primary component of other revenue is composed of steam sales to customers, which is recognized upon delivery to the customer. In addition to steam revenue, Other revenue also includes waste heat revenue, management fees or other contractual payments received not related to energy and capacity under our PPAs.

For the year ended December 31, 2017, Other revenue includes $28.6 million received from a settlement agreement with the OEFC relating to a disagreement over the application of price escalator calculations in our PPAs at North Bay, Kapuskasing and Tunis. Additionally, Other revenue includes $81.2 million of revenue recognized for payments received under enhanced dispatch contracts for our North Bay, Kapuskasing and Nipigon projects. Under the terms of these contracts, these plants are not operational and receive contractual payments over the life of the contracts.

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

(s)Foreign currency translation and transaction gains and losses:

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

(t)Equity compensation plans:

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

We initially recognize compensation expense on the estimated number of notional units for which the requisite service is expected to be rendered. We have estimated a weighted average forfeiture rate of 11% for all notional unit grants under the LTIP. This estimate will be revisited if subsequent information indicates the actual number of notional units forfeited is likely to differ from previous estimates. Compensation expense related to awards granted to participants in the LTIP is recorded over the vesting period based on the estimated fair value of the award on the grant date for notional units accounted for as equity awards and the fair value of the award at each balance sheet date for notional units accounted for as liability awards.

(u)Asset retirement obligations:

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

(v)Pensions:

We offer pension benefits to certain employees through a defined benefit pension plan. We recognize the funded status of our defined benefit plan in the consolidated balance sheets in other long‑term liabilities and record an offset to other comprehensive income (loss). In addition, we also recognize on an after‑tax basis, as a component of other comprehensive income (loss), gains and losses as well as all prior service costs that have not been included as part of our net periodic benefit cost. The determination of our obligation and expenses for pension benefits is dependent on the selection of certain assumptions. These assumptions determined by management include the discount rate, the expected rate of return on plan assets, the rate of future compensation increases and retirement age. The assumptions used may differ materially from actual results, which may result in a significant impact to the amount of our pension obligation or expense recorded.

(w)Business combinations:

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

(x)Concentration of credit risk:

The financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents, restricted cash, derivative instruments and accounts receivable. Cash and restricted cash are held by major financial institutions that are also counterparties to our derivative instruments. We have long‑term agreements to sell electricity, gas and steam to public utilities and corporations. We have exposure to trends within the energy industry, including declines in the creditworthiness of our customers. We do not normally require collateral or other security to support energy‑related accounts receivable. We do not believe there is significant credit risk associated with accounts receivable due to the credit-worthiness and payment history of our customers. See Note 22, Segment and geographic information, for a further discussion of customer concentrations.

(y)Use of estimates:

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

(z)Recently adopted and issued accounting standards:

Accounting Standards Adopted in 2017

In January 2017, the FASB issued authoritative guidance, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We early adopted this guidance for our annual goodwill impairment test conducted at November 30, 2017. The estimated fair value of our Curtis Palmer reporting unit was $14.7 million less than its carrying value. Because we early adopted this guidance, we did not perform a hypothetical purchase price allocation and recorded a $14.7 million impairment of goodwill for the year ended December 31, 2017.

In March 2016, the FASB issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. The new guidance included amendments to share-based accounting for income taxes, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified in the statement of cash flows and provides for an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance became effective for us on January 1, 2017. We elected to continue to estimate forfeitures based on the number of awards that are expected to vest. As a result of the adoption, the cash paid when directly withholding shares for taxwithholding purposes for the LTIP have been classified as a financing activity on the consolidated statement of cash flows. Previously, we classified changes in LTIP liabilities as an operating activity on the consolidated statement of cash flows. This change was applied retrospectively to cash flows provided by operations and cash flows used in financing activities on the consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

In November 2015, the FASB issued changes to the balance sheet classification of deferred taxes. These changes simplified the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified balance sheet. The prior requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount was not affected by these changes. This guidance became effective for us on January 1, 2017 and did not have an impact on the consolidated financial statements.

In July 2015, the FASB issued changes to the subsequent measurement of inventory. Prior to these changes, an entity was required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes required that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. This guidance became effective for us on January 1, 2017 and did not have an impact on the consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. This guidance will change our presentation of restricted cash in the consolidated statements of cash flows upon adoption. If this guidance was adopted for the years ended December 31, 2017, 2016 and 2015, cash flows from investing activities would decrease by $7.1 million, $1.9 million and $7.3 million, respectively.

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

Management is substantially complete with its evaluation of the impact of this new guidance on our consolidated financial statements. We developed and executed a project plan to assess the potential impact of the standard and evaluated all of our most significant contracts (PPAs) and other sources of ancillary revenue. We identified thirteen PPAs and one management agreement under which we have recorded revenue that are in scope for this analysis. Further, we identified eight PPAs that were not in scope, seven of which because they terminate prior to the adoption date, and one that it is accounted for as a direct financing lease. For each revenue source in scope, we utilized a five-step approach to apply the standard including (1) identification of the contract(s) with the customer, (2) identification of the separate performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to separate performance obligations, and (5) recognition of revenue when (or as) each performance obligation is satisfied.

Under the new standard, revenue is recognized upon the satisfaction of an entity’s performance obligations, which occurs when control of a good or service transfers to the customer. Control can transfer either at a point in time or over time. Control over energy, capacity and steam are transferred over time to our customers and the benefits are consumed simultaneously. We applied the output method under the standard to recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. Further, the new standard includes a practical expedient that allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. Currently we recognize energy and steam revenue upon transmission to the customer. Capacity revenue is recognized when billed hours are made available under the terms of the relevant PPA. We determined that output method in the new standard is in line with our current practice of recognizing revenue when invoiced based on actual metered data. Accordingly, the new standard will not impact the consolidated financial statements upon adoption on January 1, 2018 and no cumulative transition adjustment will be recorded.

In May 2017, the FASB issued authoritative guidance to address diversity in practice and cost and complexity of applying the guidance relating to stock compensation to a change to the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We do not expect this to have a material impact to the consolidated financial statements upon adoption.

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

3. Divestments

2017 Divestments

(a)Selkirk Project

On November 2017, we sold our 17.7% interest in Selkirk Cogen Partners, LP (“Selkirk”) to JMC Selkirk LLC,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

the project’s majority owner, for $1.0 million. Selkirk was accounted for under the equity method of accounting. In the second quarter of 2017, we recorded a $10.6 million impairment at Selkirk and wrote our equity investment down to zero. As a result of the sale, we recorded a $1.0 million gain on sale, which is included as a component of (loss) income from unconsolidated affiliates in the consolidated statement of operations for the year ended December 31, 2017.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

4. Changes in accumulated other comprehensive loss by component

The changes in accumulated OCL by component are as follows:

	Year Ended December 31,
	2017	2016	2015
Foreign currency translation
Balance at beginning of period	$(148.3)	$(139.1)	$(66.3)
Other comprehensive loss:
Foreign currency translation adjustments(1)	14.0	(9.2)	(72.8)
Balance at end of period	$(134.3)	$(148.3)	$(139.1)
Pension
Balance at beginning of period	$(0.9)	$(0.4)	$(2.1)
Other comprehensive loss:
Unrecognized net actuarial (loss) gain	(1.6)	(0.7)	2.2
Tax benefit (expense)	0.4	0.2	(0.6)
Total Other comprehensive (loss) income before reclassifications, net of tax	(1.2)	(0.5)	1.6
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.5	—	0.1
Total other comprehensive (loss) income	(0.7)	(0.5)	1.7
Balance at end of period	$(1.6)	$(0.9)	$(0.4)
Cash flow hedges
Balance at beginning of period	$0.7	$0.2	$0.1
Other comprehensive loss:
Net change from periodic revaluations	(0.2)	(0.3)	(1.0)
Tax benefit	0.1	0.1	0.4
Total Other comprehensive loss before reclassifications, net of tax	(0.1)	(0.2)	(0.6)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.9	1.0	1.3
Tax expense	(0.4)	(0.3)	(0.6)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.5	0.7	0.7
Total other comprehensive income	0.4	0.5	0.1
Balance at end of period	$1.1	$0.7	$0.2

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

5. Equity method investments in unconsolidated affiliates

The following tables summarize our equity method investments in unconsolidated affiliates:

	Percentage of	Carrying value as of
	Ownership as of	December 31,
Entity name	December 31, 2017	2017	2016
Frederickson(1)	50.2%	$77.3	$115.3
Orlando Cogen, LP	50.0%	7.0	7.3
Koma Kulshan Associates	49.8%	4.9	5.0
Chambers Cogen, LP	40.0%	74.5	127.6
Selkirk Cogen Partners, LP (2)	—%	—	11.6
Total		$163.7	$266.8

(1)

We own 50.15% of Frederickson. However, we do not have financial control of the entity. The Frederickson entity is organized under a joint ownership agreement. Under the terms of that agreement, the two owner parties have joint control and substantive participating rights through the structure of its Owner’s Committee. Each party has equal representation on this committee and unanimous consent is required over all significant decisions of the entity. These significant decisions include, but are not limited to (i) approval of the annual operating plan, annual operating budget, annual capital budget and five-year forecasts, (ii) approval of all expenditures in excess of the approved budget, (iii) adoption of procedures intended to govern the operation and conduct of the facility, and (iv) entering into, amending, supplementing or terminating any project agreement. Disputes between the owners for these significant decisions are subject to independent arbitration. Accordingly, since we do not control the project, Frederickson is accounted for under the equity method of accounting.

(2)	In November 2017, we sold our 17.7% interest in Selkirk.

Deficit in earnings of equity method investments, net of distributions, was as follows:

	Year Ended December 31,
Entity name	2017	2016	2015
Frederickson	$(27.9)	$2.2	$2.6
Orlando Cogen, LP	25.6	27.8	27.0
Koma Kulshan Associates	0.7	0.8	0.4
Chambers Cogen, LP	(42.6)	5.5	6.5
Selkirk Cogen Partners, LP	(10.6)	(0.4)	0.2
Total (loss) earnings of unconsolidated affiliates	(54.8)	35.9	36.7
Distributions from equity method investments	(47.3)	(55.3)	(58.5)
(Deficit) excess in earnings of equity method investments, net of distributions	$(102.1)	$(19.4)	$(21.8)

Distributions from equity method investments exceeded (loss) earnings of equity method investments for the years ended December 31, 2017, 2016 and 2015, respectively. Distributions from our equity method investments are typically based on project-level cash flows from operations or other non-GAAP metrics, whereas equity earnings include non-cash expenses such as depreciation and amortization, investment impairments or changes in the fair value of derivative financial instruments.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following summarizes the financial position at December 31, 2017, 2016 and 2015, and operating results for the years ended December 31, 2017, 2016 and 2015, respectively, for our proportional ownership interest in equity method investments:

	2017	2016	2015
Assets
Current assets
Frederickson	$1.9	$1.7	$1.8
Orlando Cogen, LP	9.2	7.5	10.0
Koma Kulshan Associates	0.5	0.6	0.7
Chambers Cogen, LP	17.3	15.0	15.0
Selkirk Cogen Partners, LP	—	11.3	11.5
Non-current assets
Frederickson	76.2	114.1	124.0
Orlando Cogen, LP	8.1	9.1	10.2
Koma Kulshan Associates	4.7	5.0	5.3
Chambers Cogen, LP	130.9	190.0	201.7
Selkirk Cogen Partners, LP	—	2.4	2.2
	$248.8	$356.7	$382.4
Liabilities
Current liabilities
Frederickson	$0.4	$0.1	$0.7
Orlando Cogen, LP	10.3	9.2	11.7
Koma Kulshan Associates	0.1	0.1	0.6
Chambers Cogen, LP	3.7	3.8	3.7
Selkirk Cogen Partners, LP	—	0.6	—
Non-current liabilities
Frederickson	0.4	0.5	0.4
Orlando Cogen, LP	—	—	—
Koma Kulshan Associates	0.2	0.5	0.5
Chambers Cogen, LP	70.0	73.6	77.3
Selkirk Cogen Partners, LP	—	1.5	1.3
	$85.1	$89.9	$96.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Operating results	2017	2016	2015
Revenue
Frederickson	$21.6	$20.7	$21.6
Orlando Cogen, LP	55.0	54.6	54.1
Koma Kulshan Associates	1.8	1.9	1.5
Chambers Cogen, LP	43.8	44.7	48.0
Selkirk Cogen Partners, LP	1.8	7.9	11.6
	124.0	129.8	136.8
Project expenses
Frederickson	21.0	18.5	19.0
Orlando Cogen, LP	29.4	26.9	27.1
Koma Kulshan Associates	1.1	1.1	1.1
Chambers Cogen, LP	37.5	37.4	39.7
Selkirk Cogen Partners, LP	2.8	8.2	11.6
	91.8	92.1	98.5
Project other expense
Frederickson	(28.4)	—	—
Orlando Cogen, LP	—	—	—
Koma Kulshan Associates	—	—	—
Chambers Cogen, LP	(48.9)	(1.8)	(1.8)
Selkirk Cogen Partners, LP	(9.7)	—	0.2
	(87.0)	(1.8)	(1.6)
Project (loss) income
Frederickson	(27.8)	2.2	2.6
Orlando Cogen, LP	25.6	27.7	27.0
Koma Kulshan Associates	0.7	0.8	0.4
Chambers Cogen, LP	(42.6)	5.5	6.5
Selkirk Cogen Partners, LP	(10.7)	(0.3)	0.2
Equity in (loss) earnings of unconsolidated affiliates	$(54.8)	$35.9	$36.7

We recorded investment impairments of $47.1 million, $28.3 million and $10.6 million, respectively, at our Chambers, Frederickson and Selkirk projects in the year ended December 31, 2017. These impairments are a component of the operating results in the table above.

2017 – Event-driven test in the fourth quarter

Frederickson

In the fourth quarter of 2017, we performed an impairment test of our investment in our Frederickson project. The Frederickson project operates under three PPAs that expire in August 2022. Prior to our impairment analysis, Frederickson was recorded as a $108.3 million component of our equity investments in unconsolidated affiliates on the consolidated balance sheets. Excluding impairment, we have recorded equity earnings of $0.4 million, $2.2 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively at Frederickson. During those periods, we also received cumulative cash distributions of $34.7 million.

We performed an analysis of the post-PPA value of Frederickson operating as a merchant facility. While declining power prices have been observed over the past several years, in our most recent long-term forecast completed in December 2017, we identified a significant decrease in the long-term peak demand outlook for power prices in the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Pacific Northwest, the region where Frederickson operates, which management determined to be an other than temporary decline in prices. These forward prices, which were obtained from a third party, had a significant negative impact on the estimated discounted cash flows of Frederickson post-PPA. The estimated post-PPA value is a significant component of the project’s overall value when compared to its pre-impairment carrying value of $108.3 million.

Frederickson passed its investment impairment test performed in the fourth quarter of 2016. When determining if the decrease in fair value estimated in our 2017 test is other than temporary, we considered the likelihood that future conditions would change such that the power prices currently observed in the forward pricing models would become more favorable over time. Frederickson operates in a region with large, planned coal facility retirements and strong population growth. However, it is our assessment that natural gas prices are likely to remain low when considering the current and expected future supply of shale gas and that these factors would negatively impact future merchant pricing. Based on these factors, we determined that the decline in the fair value of our equity investment in Frederickson is other than temporary. We recorded a $28.3 million impairment in earnings from unconsolidated affiliates in the consolidated statements of operations for the year ended December 31, 2017.

2017 – Event-driven test in the second quarter

In the second quarter of 2017, we performed event-driven impairment tests of our investments in our Chambers and Selkirk projects, which are accounted for under the equity method of accounting.

Selkirk

We previously owned a 17.7% limited partner interest in Selkirk Cogen Partners, L.P. The project operated as a merchant facility since the expiration of its PPA in August 2014. Since the expiration of its PPA, we did not receive a distribution from Selkirk and recorded a cumulative $2.6 million project loss. Based on the project’s history of providing no cash distributions while operating as a merchant facility, the short-term and long-term operational forecast, as well as the likelihood that further investment would be required in order to operate the facility, we determined that our investment in Selkirk was impaired and the decline in value was other than temporary. Accordingly, we recorded a $10.6 million full impairment in earnings from unconsolidated affiliates in the consolidated statements of operations in the three months ended June 30, 2017. We sold our interest in Selkirk in November 2017 and recorded a $1 million gain on sale in the year ended December 31, 2017. The impairment charge and the gain in sale are both recorded in earnings from unconsolidated affiliates in the statement of operations for the year ended December 31, 2017.

Chambers

We own a 40% limited partner interest in Chambers Cogeneration Limited Partnership. The Chambers project operates under a PPA that expires in March 2024. Prior to our impairment analysis, Chambers was recorded as a $124 million component of our equity investments in unconsolidated affiliates on the consolidated balance sheets. We recorded equity earnings of $3.4 million, $5.5 million and $6.5 million for the six months ended June 30, 2017, year ended December 31, 2016 and year ended December 31, 2015, respectively. During those periods, we also received cumulative distributions of $33.6 million from Chambers.

During the second quarter of 2017, we performed an analysis of the post-PPA value of Chambers operating as a merchant facility. While declining power prices have been observed over the past several years, in our most recent long-term forecast completed in July 2017, we identified a significant decrease in the long-term outlook for power prices in PJM, the region where Chambers operates, which management determined to be an other than temporary decline in prices. These forward power prices, which were obtained from a third party, including analysis of the forward prices for natural gas and coal, had a significant negative impact on the estimated discounted cash flows (“DCFs”) of Chambers post-PPA. The estimated post-PPA value is a significant component of the project’s overall value when compared to its

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

carrying value of $124 million.

Chambers passed its investment impairment test performed in the fourth quarter of 2016. When determining if this decrease in fair value estimated in our event-driven 2017 test is other than temporary, we considered the likelihood that future conditions would change such that the gas and coal prices currently observed in the forward pricing models would become more favorable over time in order for the plant to be profitable in a merchant market. We also engaged a separate third party to provide its outlook on post-PPA value for Chambers. It is our assessment that future merchant pricing is likely to remain low due to lower natural gas prices from the current and expected future supply of shale gas. The third party provided similar conclusions to our assessment.

Based on these factors, we determined that the decline in the fair value of our equity investment in Chambers is other than temporary. We recorded a $47.1 million impairment in earnings from unconsolidated affiliates in the consolidated statements of operations for the three months ended June 30, 2017.

6. Inventory

Inventory consists of the following:

	December 31,
	2017	2016
Parts and other consumables	$12.1	$10.0
Fuel	5.6	6.0
Total inventory	$17.7	$16.0

7. Property, plant and equipment, net

Property, plant and equipment, net consists of the following:

	December 31,	December 31,	Depreciable
	2017	2016	Lives
Land	$5.5	$5.3
Office equipment, machinery and other	6.0	5.6	3	-	10	years
Leasehold improvements	2.2	2.2	7	-	15	years
Asset retirement obligation	28.4	27.7	1	-	43	years
Plant in service	942.5	981.1	1	-	45	years
	984.6	1,021.9
Less accumulated depreciation	(382.3)	(288.7)
Total property, plant and equipment, net	$602.3	$733.2

Depreciation expense of $83.3 million, $49.5 million and $59.0 million, was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

As described in Note 8, Goodwill and long-lived asset impairment, we recorded $67.6 million and $5.9 million of long-lived asset impairments to property, plant and equipment in the years ended December 31, 2017 and 2016, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

8. Goodwill and long-lived asset impairment

Goodwill Rollforward

The following table is a rollforward of goodwill for the years ended December 31, 2017 and 2016:

		December 31,		Translation	December 31,
Reporting unit	Segment	2016	Impairment	adjustment	2017

Curtis Palmer	East U.S.	$29.1	$(14.7)	$—	$14.4
Morris	East U.S.	3.3	—	—	3.3
Nipigon	Canada	3.6	—	—	3.6
		$36.0	$(14.7)	$—	$21.3

		December 31,		Translation	December 31,
Reporting unit	Segment	2015	Impairment	adjustment	2016

Curtis Palmer	East U.S.	$44.5	$(15.4)	$—	$29.1
Morris	East U.S.	3.3	—	—	3.3
Kapuskasing	Canada	8.8	(6.7)	(2.1)	—
Mamquam	Canada	64.4	(50.2)	(14.2)	—
Moresby Lake	Canada	1.6	(1.2)	(0.4)	—
Nipigon	Canada	3.6	—	—	3.6
North Bay	Canada	8.3	(6.5)	(1.8)	—
		$134.5	$(80.0)	$(18.5)	$36.0

2017 – Annual test performed in fourth quarter

In the fourth quarter of 2017, we performed our annual goodwill impairment test as of November 30, 2017. Of the remaining reporting units with goodwill recorded, Nipigon ($3.6 million of goodwill at December 31, 2017) and Morris ($3.3 million of goodwill at December 31, 2017) had fair values that exceeded their carrying values by approximately $111.7 million or 118% and accordingly, no goodwill impairment was recorded.

Curtis Palmer - Goodwill

In applying the goodwill test, the Curtis Palmer reporting unit’s carrying value exceeded its estimated fair value by $14.7 million at November 30, 2017. Accordingly, we recorded a $14.7 million goodwill impairment at Curtis Palmer in the year ended December 31, 2017. Subsequent to the impairment, Curtis Palmer has $14.4 million of goodwill remaining at December 31, 2017. As a hydro facility, Curtis Palmer has substantial useful life beyond the expiration of its PPA in 2027. Estimates of fair value beyond the end of its PPA expiration utilize merchant pricing assumptions and are sensitive to changes in forward power prices. These forward prices have declined significantly over the past year resulting in a reduction of fair value from our impairment test performed in the fourth quarter of 2016.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Williams Lake – Long-lived assets

Williams Lake operates under a PPA that expires on March 31, 2018 with BC Hydro. BC Hydro elected not to exercise its renewal options under that PPA. The Province of British Columbia is also commencing an Integrated Resource Plan Process (IRP) in late 2018. This process is the Province’s long-term plan to meet future electricity demand through conservation, generation and transmission and through upgrades to existing infrastructure. We believe that obtaining a long-term PPA extension prior to the conclusion of the IRP is unlikely. In January 2018, the project entered into a PPA extension that begins on April 1, 2018 and expires June 30, 2019, or September 30, 2019 at the option of BC Hydro. The project entered into this extension in order to bridge the period of the expiration of our current PPA in March 2018 until the conclusion of the IRP in order to increase the likelihood for the potential of a future long-term extension. The uncertainty of the results of the IRP resulted in a triggering event to test for long-lived asset impairment. We performed the test as of December 31, 2017 in order to include the economics of the January 2018 extension in our long-term cash flow forecasts as the terms of the extension were known at December 31, 2017. Williams Lake’s asset group for testing of long-lived assets totaled $40.0 million consisting of $39.4 million in PPE, net and a $0.6 million intangible PPA asset.

Because of the uncertainty of the results of the IRP, we performed a probability-based approach when determining the weighted average fair value of Williams Lake. This approach considered the cash flows under the January 2018 extension, as well as a modeled long-term extension post-IRP incorporating similar economics to the 2018 extension with some additional allowances. These factors incorporated significant judgments and estimates by management when determining outcome likelihood, as well as long-term extension economics. Williams Lake has approximately 22 years of remaining useful life. We believe that Williams Lake provides value to the Province’s long-term plan based on its positioning as a renewable resource, its synergy with the local forestry industry and its lower $/KW cost than new biomass construction.

Upon testing Williams Lake for long-lived asset impairment, the carrying value of the asset group exceeded the estimated weighted-average undiscounted cash flows. Because Williams Lake failed the recovery test, we calculated the estimated weighted-average fair value utilizing a probability-based DCF and recorded a $29.1 million long-lived asset impairment in the year ended December 31, 2017, which is the difference between the fair value and carrying value of the reporting unit’s asset group. The impairment was allocated as a $0.6 million full impairment of intangible PPA assets and a $28.5 million partial impairment of property, plant and equipment.

2017 – Event-driven test in the third quarter

In the third quarter of 2017, we performed event-driven long-lived asset impairment tests at Naval Station, North Island and Naval Training Center (“NTC”) (collectively, the “San Diego Projects”).

The San Diego Projects sell power to San Diego Gas & Electric (“SDG&E”) under PPAs that are scheduled to expire in December 2019. In addition, the three projects supply steam to the U.S. Navy under agreements that provide these projects with the right to use the property at the respective sites on which each project is located (the "Navy agreements"). In August 2017, we were unsuccessful in obtaining contracts to provide the Navy with energy security that would have provided us with the right to use the Naval Station and North Island sites beyond February 2018. Following notification of the outcome of the Navy solicitation, we determined that it was unlikely that these projects will operate beyond the expiration of the Navy agreements. As a result, we performed long-lived asset impairment tests at each of these projects as of July 31, 2017.

In order to test the recoverability of the long-lived assets in the asset groups, we compared the carrying amount of the assets to estimated undiscounted future cash flows expected to be generated by each of the San Diego Projects through their expected decommissioning dates. The carrying value of each asset group includes its recorded property,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

plant equipment and intangible assets related to PPAs. As a result of this test, we recorded a total $57.3 million impairment ($22.5 million at Naval Station, $13.5 million at NTC and $21.2 million at North Island) in the year ended December 31, 2017. This impairment is composed of  an $18.2 million full impairment of intangible assets related to PPAs ($10.3 million at Naval Station, $3.6 million at NTC and $4.2 million at North Island) and a $39.1 million partial impairment of property, plant and equipment ($12.1 million at Naval Station, $9.9 million at NTC and $17.0 million at North Island). At December 31, 2017, the San Diego projects’ remaining property, plant and equipment, which represents our estimate of the projects’ remaining undiscounted cash flows and salvage values.

We were unable to extend our land use license agreements through the end of our PPAs and ceased operations at these plants on February 7, 2018.

2016 – Annual test performed in fourth quarter

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

2016 – Event-driven test in the third quarter

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

The long-lived asset and goodwill impairment charges were recorded in the third quarter of 2016 and not earlier in the fiscal year because we did not identify any triggering events that would have required an event-driven impairment assessment. Although declining power prices had been observed over the two years prior to the impairment, the significant decrease in the long-term outlook for power prices in the regions where our reporting units operate identified in the third quarter of 2016 had the most significant impact to the key inputs to our long-term forecasted cash flow models. Additionally, the PPAs at our North Bay and Kapuskasing reporting units expire on December 31, 2017. As these projects approach the expiration date, the remaining estimated contracted future cash flows decrease.

The following tables provide a summary of impairment charges by type for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31, 2017
	Curtis Palmer	Williams Lake	Naval Station	North Island	Naval Training Center	Total
Goodwill	$14.7	$—	$—	$—	$—	$14.7
Property, plant and equipment	—	28.5	12.1	17.0	10.0	67.6
Power purchase agreement intangible assets	—	0.6	10.4	4.2	3.6	18.8
Total	$14.7	$29.1	$22.5	$21.2	$13.6	$101.1

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

	Year Ended December 31, 2016
	Curtis Palmer	Mamquam	Kapuskasing	North Bay	Moresby Lake	Total
Goodwill	$15.4	$50.2	$6.7	$6.5	$1.2	$80.0
Property, plant and equipment	—	—	2.1	3.8	—	5.9
Power purchase agreement intangible assets	—	—	—	—	—	—
Total	$15.4	$50.2	$8.8	$10.3	$1.2	$85.9

9. PPAs and other intangible assets and liabilities

Other intangible assets and liabilities include PPAs, fuel supply agreements and capitalized development costs.

As described in Note 8, Goodwill and long-lived asset impairment, we recorded $18.8 million of long-lived asset impairments to PPA intangible assets for the year ended December 31, 2017.

The following tables summarize the components of our intangible assets and other liabilities subject to amortization at December 31, 2017 and 2016:

Assets

	Other Intangible Assets, Net
	Power Purchase	Development
	Agreements	Costs	Total
Gross balances, December 31, 2017	$476.3	$13.0	$489.3
Less: accumulated amortization	(285.1)	(13.0)	(298.1)
Net carrying amounts, December 31, 2017	$191.2	$—	$191.2

	Other Intangible Assets, Net
	Power Purchase	Development
	Agreements	Costs	Total
Gross balances, December 31, 2016	$538.7	$13.0	$551.7
Less: accumulated amortization	(292.7)	(12.8)	(305.5)
Net carrying amounts, December 31, 2016	$246.0	$0.2	$246.2

Liabilities

	Power Purchase and Fuel Supply Agreement Liabilities, Net
	Power Purchase	Fuel Supply
	Agreements	Agreements	Total
Gross balances, December 31, 2017	$(30.4)	$(12.6)	$(43.0)
Less: accumulated amortization	11.6	7.3	18.9
Net carrying amounts, December 31, 2017	$(18.8)	$(5.3)	$(24.1)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

	Power Purchase and Fuel Supply Agreement Liabilities, Net
	Power Purchase	Fuel Supply
	Agreements	Agreements	Total
Gross balances, December 31, 2016	$(29.0)	$(12.6)	$(41.6)
Less: accumulated amortization	11.0	5.3	16.3
Net carrying amounts, December 31, 2016	$(18.0)	$(7.3)	$(25.3)

The following table presents amortization expense of intangible assets for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
PPAs	$36.5	$63.3	$51.3
Fuel supply agreements	(0.4)	(0.4)	(1.2)
Total amortization	$36.1	$62.9	$50.1

The following table presents estimated future amortization expense for the next five years related to PPAs and fuel supply agreements:

	Power Purchase	Fuel Supply
Year Ended December 31,	Agreements	Agreements
2018	$50.6	$(0.4)
2019	27.7	(0.4)
2020	27.7	(0.4)
2021	24.4	(0.4)
2022	21.8	(0.4)

The following table presents the weighted amortization period related to our intangible assets as of December 31, 2017:

	Power Purchase	Fuel Supply
As of December 31, 2017	Agreements	Agreements
(in years)
Weighted average remaining amortization period	10.0	17.0

10. Other long‑term liabilities

Other long‑term liabilities consist of the following at December 31:

	2017	2016
Asset retirement obligations	$45.3	$50.3
Net pension liability	1.9	1.3
Accrued LTIP and director share units	2.2	1.7
Other	2.3	2.2
	$51.7	$55.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table is a rollforward of asset retirement obligations for the years ended December 31:

	2017	2016
Asset retirement obligations beginning of year	$50.3	$48.5
Accretion and change in estimate of asset retirement obligation	(6.5)	1.2
Translation adjustments	1.5	0.6
Asset retirement obligations, end of year	$45.3	$50.3

In the third quarter of 2017, we performed an event-driven long-lived asset impairment test at our Naval Station, North Island and Naval Training Center projects. See Note 8, Goodwill and long-lived asset impairment for discussion of the facts and circumstances resulting in the impairment. At the time of the assessment, we had not completed our process for estimating decommissioning costs at those facilities. In the fourth quarter of 2017, based on information provided by third parties, we determined that the estimated costs to remove the facilities and return the land to the conditions required under their respective land rights agreements was approximately $1.7 million. Prior to adjustment, we had recorded asset retirement obligations for Naval Station, North Island and Naval Training Center of $6.7 million. These retirement obligations were based on estimates made at the time of their acquisition in November 2011, as well as engineering studies performed at the inception of these projects. These asset retirement obligations were accreted based on inflation and discount rates that were not adjusted subsequent to the acquisition date. As a result of the change in estimate for decommissioning costs, we recorded a $5.0 million decrease to amortization expense in the fourth quarter of 2017.

11. Long‑term debt

Long‑term debt consists of the following:

	December 31,	December 31,
	2017	2016	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$540.0	$639.9	LIBOR(2)	plus	3.50%
Senior unsecured notes, due June 2036 (Cdn$210.0)	167.4	156.4			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	7.2	13.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (3)	24.0	27.0	LIBOR	plus	1.49%
Piedmont term loan, due 2018	—	56.6	LIBOR	plus	3.75%
Other long-term debt	0.1	0.2	5.50	% -	6.70%
Less: unamortized discount	(12.8)	(17.2)
Less: unamortized deferred financing costs	(10.1)	(15.3)
Less: current maturities	(99.5)	(111.9)
Total long-term debt	$616.3	$749.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Current maturities consist of the following:

	December 31,	December 31,
	2017	2016	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$90.0	$100.0	LIBOR(2)	plus	3.50%
Epsilon Power Partners term facility, due 2019	6.5	6.2	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (3)	3.0	3.0	LIBOR	plus	1.49%
Piedmont term loan, due 2018	—	2.5	LIBOR	plus	3.75%
Other short-term debt	—	0.2	5.50	% -	6.70%
Total current maturities	$99.5	$111.9

(1)

On a quarterly basis, we make a cash sweep payment to fund the principal balance, based on terms as defined in the credit agreement and disclosed below. The portion of the Term Loan facility classified as current is based on principal payments required to reduce the aggregate principal amount of Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule.

(2)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $354.2 million of the $540 million outstanding aggregate borrowings under our Term Loan facility at December 31, 2017. See Note 14, Accounting for derivative instruments and hedging activities for further details.

(3)

We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 14, Accounting for derivative instruments and hedging activities, for further details.

Principal payments on the maturities of our debt due in the next five years and thereafter are as follows:

2018	$99.5
2019	68.8
2020	108.1
2021	82.7
2022	78.3
Thereafter	301.3
$738.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Credit Facilities

On April 13, 2016, APLP Holdings Limited Partnership (“APLP Holdings”), our wholly-owned subsidiary, entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of Senior Secured Term Loan facilities (the “Term Loans”) and $200 million in aggregate principal amount of senior secured credit facilities (the “Revolver” and together with the Term Loans, the “Credit Facilities”). At December 31, 2017, $540.0 million of the Term Loans is outstanding and letters of credit in an aggregate face amount of $80.5 million are issued (but not drawn) pursuant to the revolving commitments under the Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service, and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company.

Borrowings under Credit Facilities are available in U.S. dollars and Canadian dollars and, at inception, bore interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate as applicable, plus an applicable margin between 4.00% and 5.00% that varied depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. In April 2017, the repricing of the Credit Facilities became effective reducing the interest rate margin on the term loan and revolver by 0.75% to LIBOR plus 4.25%. In October 2017, a second repricing reduced the interest rate margin on the Credit Facilities by another 0.75% to LIBOR plus 3.50%. We also extended the maturity date of the Revolver by one year through April 2022. The Term Loans mature in April 2023.

The Term Loans include a 3% original issue discount. Letters of credit are available to be issued under the Revolver until 30 days prior to the Letter of Credit Expiration Date under, and as defined in, the Credit Agreement. In addition to paying interest on outstanding principal under the Credit Facilities, APLP Holdings is required to pay a commitment fee of 0.75% times the unused commitments under the Revolver.

The Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The Credit Facilities also have the benefit of a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount of MTNs that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the New Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

The Credit Agreement contains customary representations, warranties, terms and conditions, and covenants. The negative covenants include a requirement that APLP Holdings and its subsidiaries maintain a Leverage Ratio (as defined in the Credit Agreement) ranging from 5.50:1.00 at December 2017 to 4.25:1.00 from June 30, 2020, and an Interest Coverage Ratio (as defined in the Credit Agreement) ranging from 3.00:1.00 at December 31, 2017 to 4.00:1.00 from June 30, 2022. At December 31, 2017, we were incompliance with these covenants. In addition, the Credit Agreement includes customary restrictions and limitations on APLP Holdings’ and its subsidiaries’ ability to (i) incur additional indebtedness, (ii) grant liens on any of their assets, (iii) change their conduct of business or enter into mergers, consolidations, reorganizations, or certain other corporate transactions, (iv) dispose of assets, (v) modify material contractual obligations, (vi) enter into affiliate transactions, (vii) incur capital expenditures, and (viii) make dividend payments or other distributions, in each case subject to certain exceptions and other customary carve-outs and various

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

thresholds. Specifically, APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the new term loan that declines quarterly based on a predetermined specified schedule.

Under the Credit Agreement, if a Change of Control (as defined in the Credit Agreement) occurs, unless APLP Holdings elects to make a voluntary prepayment of the term loans under the Credit Facilities, it will be required to offer each electing lender a prepayment of such lender’s term loans under the Credit Facilities at a price equal to 101% of par. In addition, in the event that APLP Holdings elects to repay, prepay, refinance or replace all or any portion of the term loan facilities within six months from the repricing date under the Credit Agreement, it will be required to do so at a price of 101% of the principal amount so repaid, prepaid, refinanced or replaced.

The Credit Agreement also contains a mandatory amortization feature and other mandatory prepayment provisions, including prepayments:

•            from the proceeds of asset sales (except from the sale proceeds of certain excluded projects), insurance proceeds, and incurrence of indebtedness, in each case subject to applicable thresholds and customary carve-outs; and

•            with respect to excess cash flows, to be determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the Credit Facilities and the MTNs, funding of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by Atlantic Power Preferred Equity Ltd., a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Failure to achieve the specified target principal amount for any quarter does not constitute a default by APLP Holdings.

Under certain conditions the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated. Such events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt of APLP Holdings and its subsidiaries, bankruptcy, material judgments rendered against APLP Holdings or certain of its subsidiaries, certain ERISA or regulatory events, a Change of Control of APLP Holdings (solely with respect to the Revolver), or defaults under certain guaranties and collateral documents securing the Credit Facilities, in each case subject to various exceptions and notice, cure and grace periods.

Notes of the Partnership

The Partnership, a wholly-owned subsidiary acquired on November 5, 2011, has outstanding Cdn$210.0 million   ($167.4 million as of December 31, 2017) aggregate principal amount of 5.95% senior unsecured notes, due June 2036 (MTNs). Interest on the MTNs is payable semi-annually at 5.95%. Pursuant to the terms of the MTNs, we must meet certain financial and other covenants, including a financial covenant generally based on the ratio of debt to capitalization of the Partnership. At December 31, 2017, we were in compliance with these covenants. The MTNs are guaranteed by Atlantic Power Corporation and Atlantic Power Preferred Equity Ltd., an indirect, wholly-owned subsidiary acquired in connection with the acquisition of the Partnership.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Non‑Recourse Debt

Project-level debt at our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash. At December 31, 2017, all of our projects were in compliance with the covenants contained in project-level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but the debt is not callable or subject to acceleration under the terms of their debt agreements.

On October 13, 2017, we repaid the $54.6 million Piedmont term loan due August 2018, in full, with cash on hand. In addition to the principal repayment, we paid $0.1 million of accrued interest, $9.4 million to terminate interest rate swap agreements and wrote off $0.9 million of deferred financing costs. The swap termination costs and deferred financing costs write down was recorded as interest expense in the year ended December 31, 2017.

12. Convertible debentures

The following table provides details related to outstanding convertible debentures:

	December 31,	December 31,
	2017	2016
5.75% Debentures due June 2019	42.5	42.6
6.00% Debentures due December 2019 (Cdn $81.0 million)	64.5	60.3
Less: Unamortized deferred financing costs	(1.6)	(2.5)
Total convertible debentures	$105.4	$100.4

At December 31, 2017, we had $42.5 million principal outstanding 5.75% Debentures due June 2019 (the “Series C Debentures”). We pay interest semi‑annually on the last day of June and December of each year for the Series C Debentures. They are convertible into our common shares at an initial conversion rate of 57.9710 common shares per $1,000 principal amount, representing a conversion price of $17.25 per common share. At December 31, 2017, we also had $64.5 million (Cdn$81.0 million) principal amount outstanding 6.00% Debentures due December 2019 (the “Series D Debentures”). We pay interest semi‑annually on the last day of June and December of each year for the Series D Debentures. They are convertible into our common shares at an initial conversion rate of 68.9655 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$14.50 per common share.

On December 29, 2015, we commenced a Normal Course Issuer Bid (“NCIB”), which expired on December 28, 2016. On April 13, 2016, we deposited a portion of the proceeds from the issuance of the Credit Facilities, for the redemption in whole on May 13, 2016 at a price equal to par plus accrued interest (i) the outstanding Cdn$67.2 million 6.25% Debentures due March 2017 and (ii) the outstanding Cdn$75.8 million 5.60% Debentures due June 2017. On June 17, 2016, we commenced a substantial issuer bid (“SIB”) to purchase for cancellation up to $65.0 million aggregate principal amount of our issued and outstanding Series C Debentures. As a result of the NCIB, the SIB and the redemptions made with proceeds from the Credit Facilities, we made payments of $188.5 million to redeem and cancel the 6.25% Debentures due March 2017 and the 5.60% Debentures due June 2017, in full, and the Series C Debentures and the Series D Debentures, in part. As a result of these repurchases and cancellations, we recorded a gain of $3.7 million in the consolidated statement of operations for the year ended December 31, 2016. Additionally, we wrote off $2.7 million of deferred financing costs related to the convertible debentures which was recorded to interest expense for the year ended December 31, 2016.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

On December 8, 2017, our Board of Directors approved a new NCIB for each series of our convertible unsecured subordinated debentures. Under the NCIB, our broker may purchase up to $4.3 million principal amount of the Series C Debentures and Cdn$8.1 million of the Series D Debentures. The Board authorization permits us to repurchase convertible debentures through open market repurchases. The NCIBs commenced on December 29, 2017 and will expire on December 28, 2018.

On January 29, 2018, we closed the Series E Debentures Offering of Cdn$100 million aggregate principal amount of Series E Debentures. We also granted the underwriters the option to purchase up to an additional Cdn$15 million aggregate principal amount of Series E Debentures at any time up to 30 days after the date of closing of the Series E Debentures offering to cover over-allotments. The underwriters exercised that option, for the full Cdn$15 million aggregate principal amount, on February 2, 2018.

On the initial closing date, we received net proceeds from the Series E Debentures offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On January 29, 2018, we issued a notice to redeem on all of the $42.5 million remaining principal amount of Series C Debentures with the use of a portion of the proceeds from the Series E Debentures Offering. On February 2, 2018 we issued a notice to redeem Cdn$56.2 million principal amount of the Series D Debentures with the remaining proceeds from the Series E Debentures Offering. After the partial redemption, Cdn$24.7 million aggregate principal amount of the Series D Debentures remain outstanding.

The Series E Debentures have a maturity date of January 31, 2025. The Series E Debentures bear interest at a rate of 6.00% per year, and are convertible into our common shares at an initial conversion rate of approximately 238.0952 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$4.20 per common share.

The Series E Debentures may not be redeemed by the Company prior to January 31, 2021 (except in certain limited circumstances following a change of control). On and after January 31, 2021 and prior to January 31, 2023, the Series E Debentures may be redeemed by us, in whole or in part from time to time, on not more than 60 days and not less than 30 days prior notice at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date set for redemption, provided that the daily volume-weighted average trading price of our common shares on the Toronto Stock Exchange, averaged for the 20 consecutive trading days ending five trading days prior to the date on which notice of redemption is provided, is not less than 125% of the conversion price at the time notice of redemption is given. On and after January 31, 2023 and prior to the maturity date, the Series E Debentures may be redeemed in whole or in part from time to time, on not more than 60 days and not less than 30 days prior notice, at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date set for redemption.

 The Series E Debentures are our direct, subordinated, unsecured obligations and rank equally with the other series of debentures and with all other future subordinated unsecured indebtedness and will rank subordinate to all of our existing and future senior indebtedness.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

13. Fair value of financial instruments

The estimated carrying values and fair values of our recorded financial instruments related to operations are as follows:

	December 31,
	2017		2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$78.7	$78.7	$85.6	$85.6
Restricted cash	6.2	6.2	13.3	13.3
Derivative assets current	2.7	2.7	4.0	4.0
Derivative assets non-current	2.8	2.8	4.6	4.6
Derivative liabilities current	4.4	4.4	7.6	7.6
Derivative liabilities non-current	19.9	19.9	21.3	21.3
Long-term debt, including current portion	738.7	749.3	893.6	826.0
Convertible debentures	107.0	108.1	102.9	102.0

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

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of December 31, 2017 and December 31, 2016. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$78.7	$—	$—	$78.7
Restricted cash	6.2	—	—	6.2
Derivative instruments asset	—	5.5	—	5.5
Total	$84.9	$5.5	$—	$90.4
Liabilities:
Derivative instruments liability	$—	$24.3	$—	$24.3
Total	$—	$24.3	$—	$24.3

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of December 31, 2017, the credit valuation adjustments resulted in a $2.2 million net increase in fair value, which consists of a $0.2 million pre‑tax gain in other comprehensive income and a $2.0 million gain in change in fair value of derivative instruments. As of December 31, 2016, the credit valuation adjustments resulted in a $3.8 million net increase in fair value, which consists of a $0.3 million pre‑tax gain in other comprehensive income and a $3.5 million gain in change in fair value of derivative instruments.

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

Gas purchase and sale agreements

We have a gas purchase agreement at our Nipigon project that expires on December 31, 2022 under which we purchase a minimum of 6,500 Gigajoules (“Gj”) of natural gas per day at a price of Cdn$4.57 per Gj. We also entered into a gas sales agreement fort our Nipigon project under which we sell 6,500 Gj of natural gas per day at a price of Cdn$2.75 that expires on October 31, 2018. We have also entered into natural gas sales agreements at Morris for approximately 220,000 Mmbtu that expires in February 2018. These agreements do not qualify for the normal purchase normal sales (“NPNS”) exemption and are accounted for as derivative financial instruments because we could not conclude that it is probable that these contracts will not settle net and will result in physical delivery. These derivative

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

financial instruments are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 9.9 million Mmbtu of future natural gas purchases at Orlando, which is approximately 90%, 100% and 50% of our share of the expected natural gas purchases at the project in 2018, 2019 and 2020, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2017. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate. At December 31, 2017, these agreements totaled $354.2 million notional amount of the remaining $540.0 million aggregate principal amount of borrowings under the Term Loans. These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the $700.0 million Term Loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.50%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00% resulting in a minimum of a 4.50% all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount. The weighted average rate of these swap agreements is 1.10% resulting in an all-in rate of approximately 4.60% for $354.2 million of the Term Loans. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning June 30, 2018 through September 30, 2019, we mitigated exposure to changes in interest rates for $100 million notional amount at a one-month LIBOR fixed rate of 2.18% and for the period beginning October 1, 2019 through December 31, 2020, for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%.

The Cadillac project has an interest rate swap agreement that effectively fixes the interest rate at 6.0% through February 15, 2019, 6.3% from February 16, 2019 to February 15, 2023, and 6.4% thereafter. The notional amount of the interest rate swap agreement matches the outstanding principal balance over the remaining life of Cadillac’s debt. This swap agreement, which qualifies for and is designated as a cash flow hedge, is effective through June 2025 and the effective portion of the changes in the fair market value is recorded in accumulated other comprehensive loss.

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes. Principal and interest payments for our senior secured term loans as well as our U.S dollar-denominated convertible debenture are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements.

In July 2017, we entered into foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of 1.2481 in Cdn$3.3 million tranches on each of March 2018, June 2018 and December 2018. In July 2017, we also entered into foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

1.2943 in tranches of Cdn$5.0 million in March 2018, Cdn$3.0 million in June 2018 and Cdn$2.0 million in December 2018. In September 2017, we entered into foreign exchange forward contracts to sell Cdn$5.0 million at an exchange rate of 1.2196 in September 2018.

Foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations at December 31, 2017.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at December 31, 2017 and December 31, 2016:

		December 31,	December 31,
	Units	2017	2016
Natural gas swaps	Natural Gas (Mmbtu)	9.9	4.9
Gas purchase agreements	Natural Gas (Gigajoules)	9.9	11.3
Interest rate swaps	Interest (US$)	412.6	506.9
Foreign currency forward contracts	Dollars (Cdn$)	25.0	-

Fair value of derivative instruments

We have elected to disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	December 31, 2017
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.6
Interest rate swaps long-term	—	1.5
Total derivative instruments designated as cash flow hedges	—	2.1
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	2.7	—
Interest rate swaps long-term	2.8	—
Natural gas swaps current	—	0.8
Natural gas swaps long-term	—	0.2
Gas purchase agreements current	—	2.9
Gas purchase agreements long-term	—	18.2
Foreign currency forward contracts current	—	0.1
Total derivative instruments not designated as cash flow hedges	5.5	22.2
Total derivative instruments	$5.5	$24.3

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

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Year Ended December 31, 2017	Swaps
Accumulated OCI balance at January 1, 2017	$0.7
Change in fair value of cash flow hedges	(0.1)
Realized from OCI during the period	0.5
Accumulated OCI balance at December 31, 2017	$1.1
Settlements expected to be recognized from OCI in expense in the next 12 months, net of $0.2 million of tax	$0.7

Interest Rate
Year Ended December 31, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.2)
Realized from OCI during the period	0.7
Accumulated OCI balance at December 31, 2016	$0.7

Interest Rate
For the year ended December 31, 2015	Swaps
Accumulated OCI balance at January 1, 2015	$0.1
Change in fair value of cash flow hedges	(0.6)
Realized from OCI during the period	0.7
Accumulated OCI balance at December 31, 2015	$0.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Year Ended December 31,
	recognized in income	2017	2016	2015
Gas purchase agreements	Fuel	$7.5	$48.5	$47.3
Natural gas swaps	Fuel	0.4	4.9	6.0
Interest rate swaps	Interest, net	0.9	3.9	3.8

The following table summarizes the unrealized gain (loss) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Year ended December 31,
	recognized in income	2017	2016	2015
Natural gas swaps	Change in fair value of derivatives	$(1.8)	$9.0	$1.0
Gas purchase agreements	Change in fair value of derivatives	(5.0)	22.8	16.1
Interest rate swaps	Change in fair value of derivatives	8.9	6.1	(1.7)
		$2.1	$37.9	$15.4
Foreign currency forwards	Foreign exchange loss	$0.1	$—	$(1.1)

15. Income tax benefit

The following table summarizes the current and deferred portions of the net income tax benefit:

	Year Ended December 31
	2017	2016	2015
Current income tax expense	$4.1	$2.9	$5.3
Deferred income benefit	(62.2)	(17.5)	(35.7)
Total income tax benefit, net	$(58.1)	$(14.6)	$(30.4)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following is a reconciliation of the income taxes calculated at the Canadian enacted statutory rate of 26% for the years ended December 31, 2017, 2016 and 2015, respectively, to the provision for income taxes in the consolidated statements of operations:

	Year ended December 31,
	2017	2016	2015
Loss from continuing operations before income taxes	$(151.1)	$(128.5)	$(114.5)
Computed income taxes at 26% Canadian statutory rate	(39.3)	(33.4)	(29.8)
Decreases resulting from:
Operating countries with different income tax rates	(20.1)	(2.9)	(4.9)
	(59.4)	(36.3)	(34.7)
Change in valuation allowance	(34.6)	10.8	6.6
	(94.0)	(25.5)	(28.1)

Dividend withholding tax and other cash taxes	0.2	(0.4)	1.1
Foreign exchange	(2.4)	6.9	(7.0)
Changes in tax rates	(1.5)	(1.5)	2.1
Remeasurement of deferred tax assets and liabilities	28.5	—	—
Production tax credits	—	—	(3.6)
Changes in estimates due to tax filings	1.0	1.3	(6.3)
Capital (loss) gain on intercompany notes	(0.1)	(0.2)	2.1
Impairments	9.9	22.3	14.8
Capital loss recognized on tax restructuring	—	(18.0)	—
Intra-period allocations from the Wind projects	—	—	(5.0)
Other	0.3	0.5	(0.5)
	35.9	10.9	(2.3)
Income tax benefit	$(58.1)	$(14.6)	$(30.4)
Effective income tax rate	(38)%	(11)%	(27)%

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Loss carryforwards	$157.7	$226.2
Capital loss carryforwards	35.4	33.9
Finance and share issuance costs	3.0	3.4
Tax credits	1.4	4.7
LTIP	2.8	4.0
Derivative contracts	4.0	4.7
Other long-term notes	1.1	0.5
Other	2.2	6.5
Total deferred tax assets	207.6	283.9
Valuation allowance	(151.4)	(186.0)
	56.2	97.9
Deferred tax liabilities:
Intangible assets	(27.9)	(72.0)
Property, plant and equipment	(40.0)	(94.2)
Total deferred tax liabilities	(67.9)	(166.2)
Net deferred tax liability	$(11.7)	$(68.3)

The following table summarizes the net deferred tax position as of December 31, 2017 and 2016:

	2017	2016
Long-term deferred tax liabilities	$(11.7)	$(68.3)
Net deferred tax liability	$(11.7)	$(68.3)

As of December 31, 2017, we have recorded a valuation allowance of $151.4 million. This amount is comprised primarily of provisions against available Canadian and U.S. net operating loss carryforwards. Some of these loss carryforwards may be subject to limitation on their use. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. As of December 31, 2017, we have not recorded any tax benefits related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, new limitations on the deduction of net business interest expense, and a new base erosion and anti-abuse tax. After preliminary estimates based on guidance available as of the date of this filing, the interest expense limitation and base erosion and anti-abuse tax are not expected to have a material impact to cash taxes in future tax years. The primary item impacting the tax rate for the twelve months ended December

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

31, 2017 is the amount related to the remeasurement of deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future for $28.5 million. In addition, the rate was further impacted by $9.9 million related to goodwill impairment. These items were offset by $34.6 million related to a net decrease to our valuation allowances, consisting primarily of decreases of $34.1 million in the United States due to the remeasurement of deferred tax assets and a decrease of $0.5 million in Canada related to income. In addition, the rate was further impacted by $20.1 million relating to operating in higher tax rate jurisdictions, $2.4 million relating to foreign exchange and $0.1 million relating to other permanent differences.

As of December 31, 2017, we had the following net operating loss carryforwards that are scheduled to expire in the following years:

2027	$12.1
2028	60.3
2029	63.8
2030	25.8
2031	13.4
2032	25.3
2033	153.0
2034	167.8
2035	17.0
2036	37.6
2037	16.1
$592.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

16. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the years ended December 31, 2017, 2016 and 2015:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2014	1,443,254	3.28
Granted	1,007,726	2.75
Additional shares from dividends	59,996	2.87
Forfeitures	(136,894)	3.75
Vested and redeemed	(1,075,681)	3.21
Outstanding at December 31, 2015	1,298,401	2.88
Granted	1,594,954	1.81
Vested and redeemed	(784,806)	2.83
Forfeitures	(7,431)	2.71
Outstanding at December 31, 2016	2,101,118	2.08
Granted	1,817,463	2.38
Vested and redeemed	(1,009,780)	2.22
Forfeitures	(24,227)	2.32
Outstanding at December 31, 2017	2,884,574	$2.22

The total grant date fair value of all outstanding notional units under the LTIP was $6.4 million, $4.4 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015. The weighted average remaining vesting term for outstanding notional units was 0.9 year at December 31, 2017. Approximately $1.8 million of total unrecognized compensation expense is expected to be recognized over this time period. Compensation expense related to LTIP was $3.4 million, $2.8 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash payments made for vested notional units were $0.7 million, $0.5 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at December 31, 2017 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50%.

17. Employee benefit plans

Defined benefit pension plan

We sponsor and operate a defined benefit pension plan that is available to certain legacy employees of Atlantic Power Limited. The Atlantic Power Services Canada LP Pension Plan (the “Plan”) is maintained solely for certain

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

eligible legacy Partnership participants. The Plan is a defined benefit pension plan that allows for employee contributions. We expect to contribute $0.2 million to the pension plan in 2018.

The net annual periodic pension cost related to the pension plan for the years ended December 31, 2017, 2016 and 2015 includes the following components:

	2017	2016	2015
Service cost benefits earned	$0.5	$0.7	$0.9
Interest cost on benefit obligation	0.6	0.7	0.7
Expected return on plan assets	(0.9)	(0.9)	(0.9)
Net period benefit cost	$0.2	$0.5	$0.7

A comparison of the pension benefit obligation and related plan assets for the pension plan at December 31 is as follows:

	2017	2016
Benefit obligation at January 1	$(17.4)	$(15.1)
Service cost	(0.5)	(0.7)
Interest cost	(0.6)	(0.7)
Actuarial (gain) loss	(0.9)	(0.5)
Employee contributions	(0.1)	(0.1)
Benefits paid	0.2	0.1
Settlements	4.5	—
Foreign currency translation adjustment	(1.0)	(0.4)
Benefit obligation at December 31	(15.8)	(17.4)
Fair value of plan assets at January 1	$16.1	$14.4
Actual return on plan assets	1.1	0.7
Employer contributions	1.3	0.5
Employee contributions	0.1	0.1
Benefits paid	(0.2)	(0.1)
Settlements	(5.4)	—
Foreign currency translation adjustment	0.9	0.5
Fair value of plan assets at December 31	13.9	16.1
Funded status at December 31-excess of obligation over assets	$(1.9)	$(1.3)

Amounts recognized in the balance sheet at December 31 were as follows:

	2017	2016
Non-current liabilities	$1.9	$1.3

Amounts recognized in accumulated OCL that have not yet been recognized as components of net periodic benefit cost were as follows, net of tax:

	2017	2016
Unrecognized loss	$1.6	$0.5

We estimate that there will be no amortization of net loss for the pension plan from accumulated OCI to net periodic cost over the next fiscal year.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table presents the balances of significant components of the pension plan:

	2017	2016
Projected benefit obligation	$15.8	$17.4
Accumulated benefit obligation	14.4	15.1
Fair value of plan assets	13.9	16.1

The market‑related value of the pension plan’s assets is the fair value of the assets. Plan assets are invested in a common collective trust which totaled $13.9 million and $16.1 million for the years ended December 31, 2017 and 2016, respectively.

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

The following table presents the significant assumptions used to calculate our benefit obligations:

	2017	2016
Weighted-Average Assumptions
Discount rate	3.5%	4.0%
Rate of compensation increase	2.0%	2.0%

The following table presents the significant assumptions used to calculate our benefit expense:

	2017	2016	2015
Weighted-Average Assumptions
Discount rate	4.0%	4.3%	4.0%
Rate of return on plan assets	5.8%	5.8%	6.0%
Rate of compensation increase	2.0%	3.0%	4.0%

We use December 31 as the measurement date for the Plan, and we set the discount rate assumptions on an annual basis on the measurement date. This rate is determined by management based on information agreed with our actuary. The discount rate assumptions reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The discount rate assumptions used to determine future pension obligations as of the year ended December 31, 2017, 2016 and 2015, were based on the CIA / Natcan curve, which was designed by the Canadian Institute of Actuaries and Natcan Investment Management to provide a means for sponsors of Canadian plans to value the liabilities of their postretirement benefit plans. The CIA / Natcan curve is a hypothetical yield curve represented by extrapolating the corporate AA‑rated yield curve beyond 10 years using yields on provincial AA bonds with a spread added to the provincial AA yields to approximate the difference between corporate AA and provincial AA credit risk. The CIA / Natcan curve utilizes this approach because there are very few corporate bonds rated AA or above with maturities of 10 years or more in Canada.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The pension plan assets weighted average allocations in the common collective trust were as follows:

	2017	2016
Canadian equity	30%	30%
U.S. equity	14%	14%
International equity	14%	14%
Canadian fixed income	39%	39%
International fixed income	3%	3%
	100%	100%

Our expected future benefit payments for each of the next five years and in the aggregate for the five years thereafter, are as follows in Cdn$:

	2017
2018	Cdn$	0.4
2019		0.4
2020		0.5
2021		0.5
2022		0.6
2023-2027		4.0

Defined Contribution Plans

We maintain a 401(k) retirement savings plan, registered retirement savings plan, and another defined contribution plan for the benefit of our eligible employees. Substantially all of our employees who meet certain service and age requirements are eligible to participate in these plans. Our plan documents provide that any matching contributions by us are discretionary. We have made or accrued matching contributions to these plans of $1.2 million, $1.4 million, and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

18. Common shares

Stock Repurchase Program

On December 29, 2016, we commenced an NCIB for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of APPEL, our wholly-owned subsidiary. The Board authorization permitted the Company to repurchase stock through open market repurchases. The NCIB expired on December 28, 2017. For the year ended December 31, 2017, we repurchased a cumulative 0.1 million common shares at a total cost of $0.2 million. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets.

On December 29, 2017, we commenced a new NCIB for our Series C and Series D Debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The new NCIBs expire on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the new NCIBs, we may purchase up to a total of 11,308,946 common shares based on 10% of our public float as of December 15, 2017 and we are limited to daily purchases of 11,789 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the new NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval.

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

In 2009, a subsidiary company acquired in our acquisition of the Partnership issued 4.0 million 7.0% Cumulative Rate Reset Preferred Shares, Series 2 (the “Series 2 Shares”) priced at Cdn$25.00 per share. The Series 2 Shares pay fixed cumulative dividends of Cdn$1.75 per share per annum, as and when declared, for the initial five-year period ending December 31, 2014. The dividend rate was reset on December 31, 2014 and will reset every five years thereafter at a rate equal to the sum of the then five‑year Government of Canada bond yield and 4.18%. On December 31, 2014 and on December 31 every five years thereafter, the Series 2 Shares were and will be redeemable by the subsidiary company at Cdn$25.00 per share, plus an amount equal to all declared and unpaid dividends thereon to, but excluding the date fixed for redemption. The holders of the Series 2 Shares had and will have the right to convert their shares into Cumulative Floating Rate Preferred Shares, Series 3 (the” Series 3 Shares”) of the subsidiary, subject to certain conditions, on December 31, 2014 and on December 31 of every fifth year thereafter. The holders of Series 3 Shares will be entitled to receive quarterly floating rate cumulative dividends, as and when declared by the board of directors of the subsidiary, at a rate equal to the sum of the then 90‑day Government of Canada Treasury bill rate and 4.18%. On December 31, 2014, 1,661,906 of Series 2 shares were converted to Series 3 shares.

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

The Series 1, 2 and 3 Shares are accounted for as a non-controlling interest on our consolidated balance sheets and consolidated statements of operations. The subsidiary company paid aggregate dividends of $8.6 million, $8.5 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, we repurchased and cancelled 250,000 of the Series 1 Shares at Cdn$15.50 per share for $3.1 million and recorded a $3.0 million loss as a component of income attributable to preferred shares of a subsidiary company in the year ended December 31, 2017.

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

Because we reported a loss for the years ended December 31, 2017, 2016 and 2015, diluted loss per share is equal to basic loss per share as the inclusion of potentially dilutive shares in the computation is anti‑dilutive.

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Numerator:
Loss from continuing operations attributable to Atlantic Power Corporation	$(98.6)	$(122.4)	$(92.9)
Income (loss) from discontinued operations, net of tax	—	—	30.5
Net loss attributable to Atlantic Power Corporation	$(98.6)	$(122.4)	$(62.4)
Denominator:
Weighted average basic shares outstanding	115.1	119.5	121.9
Dilutive potential shares:
Convertible debentures	8.1	13.1	22.7
LTIP notional units	—	0.1	0.2
Potentially dilutive shares	123.2	132.7	144.8
Diluted loss per share from continuing operations attributable to Atlantic Power Corporation (1)	$(0.86)	$(1.02)	$(0.76)
Diluted earnings (loss) per share from discontinued operations	—	—	0.25

Basic and diluted loss per share attributable to Atlantic Power Corporation	$(0.86)	$(1.02)	$(0.51)

(1)

The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. Potentially dilutive shares from convertible debentures and notional units have been excluded from fully diluted shares for the years ended December 31, 2017, 2016 and 2015, respectively, because their impact would be anti-dilutive.

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

The following tables summarize the revenue, loss from operations, and income tax expense of the Wind Projects for the years ended December 31, 2015:

2015
Revenue	$34.8
Project expenses:
Operations and maintenance	10.8
Depreciation and amortization	10.3
21.1
Project other income (expense):
Change in fair value of derivatives	(0.7)
Equity in earnings of unconsolidated affiliates	(0.5)
Interest expense, net	(6.7)
Gain on sale of asset	46.8
38.9
Income from operations of discontinued businesses	52.6
Income tax expense	33.1
Income from operations of discontinued businesses, net of tax	19.5
Net loss attributable to noncontrolling interests of discontinued businesses	(11.0)
Income from operations of discontinued businesses, net of noncontrolling interests	$30.5

The following table summarizes the operating and investing cash flows of the Wind Projects for the years ended December 31, 2015:

December 31,
2015
Cash provided by operating activities	$21.9
Cash used in investing activities	(12.8)

Basic and diluted loss per share related to income (loss) from discontinued operations for the Wind Projects was $0.25 for the years ended December 31, 2015.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

22. Segment and geographic information

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate. We revised our reportable business segments in the second quarter of 2015 as a result of significant project asset sales and in order to align our reportable business segments with changes in management’s structure, resource allocation and performance assessment in making decisions regarding our operations. We analyze the performance of our operating segments based on Project Adjusted EBITDA which is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non-cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We use Project Adjusted EBITDA to provide comparative information about segment performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented on a proportionally consolidated basis in Project Adjusted EBITDA and in the reconciliation of Project Adjusted EBITDA to project income (loss). The Wind Projects, which were components of the former Wind segment are excluded in the income (loss) from continuing operations line item in the table below.

A reconciliation of Project Adjusted EBITDA to net income (loss) from continuing operations to is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2017
Project revenues	$152.5	$108.9	$168.6	$1.0	$431.0
Segment assets	632.4	189.9	239.6	96.9	1,158.8
Goodwill	17.7	—	3.6	—	21.3
Capital expenditures	4.6	0.1	0.8	—	5.5
Project Adjusted EBITDA	$112.5	$49.1	$125.8	$1.4	$288.8
Change in fair value of derivative instruments	(6.3)	—	6.1	(1.9)	(2.1)
Depreciation and amortization	45.2	35.5	51.9	0.6	133.2
Interest, net	19.2	—	—	—	19.2
Impairment	72.4	85.6	29.1	—	187.1
Other project income	(1.0)	—	(0.1)	(0.1)	(1.2)
Project (loss) income	(17.0)	(72.0)	38.8	2.8	(47.4)
Administration	—	—	—	23.6	23.6
Interest expense, net	—	—	—	64.2	64.2
Foreign exchange loss	—	—	—	16.3	16.3
Other expense, net	—	—	—	(0.4)	(0.4)
Net (loss) income before income taxes	(17.0)	(72.0)	38.8	(100.9)	(151.1)
Income tax benefit	—	—	—	(58.1)	(58.1)
Net (loss) income	$(17.0)	$(72.0)	$38.8	$(42.8)	$(93.0)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2016
Project revenues	$134.5	$101.3	$162.5	$0.9	$399.2
Segment assets	754.2	313.6	291.8	97.2	1,456.8
Goodwill	32.4	—	3.6	—	36.0
Capital expenditures	6.2	—	0.9	0.1	7.2
Project Adjusted EBITDA	$92.4	$51.2	$58.8	$(0.2)	$202.2
Change in fair value of derivative instruments	(9.2)	—	(25.5)	(3.2)	(37.9)
Depreciation and amortization	44.1	39.4	49.5	0.5	133.5
Interest, net	10.9	—	—	—	10.9
Impairment	15.4	—	70.5	—	85.9
Other project income	—	—	—	(0.3)	(0.3)
Project income (loss)	31.2	11.8	(35.7)	2.8	10.1
Administration	—	—	—	22.6	22.6
Interest expense, net	—	—	—	106.0	106.0
Foreign exchange loss	—	—	—	13.9	13.9
Other income, net	—	—	—	(3.9)	(3.9)
Net income (loss) before income taxes	31.2	11.8	(35.7)	(135.8)	$(128.5)
Income tax benefit	—	—	—	(14.6)	(14.6)
Net income (loss)	$31.2	$11.8	$(35.7)	$(121.2)	$(113.9)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2015
Project revenues	$150.0	$104.6	$164.7	$0.9	$420.2
Segment assets	819.9	228.6	423.8	198.9	1,671.2
Goodwill	47.8	—	86.7	—	134.5
Capital expenditures	7.0	0.5	3.4	0.4	11.3
Project Adjusted EBITDA	$104.8	$46.9	$59.7	$(2.5)	$208.9
Change in fair value of derivative instruments	—	—	(16.0)	0.6	(15.4)
Depreciation and amortization	42.5	39.3	47.2	1.1	130.1
Interest, net	9.8	—	—	—	9.8
Impairment	13.7	—	114.1	—	127.8
Other project expense	0.1	—	0.1	(2.2)	(2.0)
Project income (loss)	38.7	$7.6	$(85.7)	$(2.0)	(41.4)
Administration	—	—	—	29.4	29.4
Interest, net	—	—	—	107.1	107.1
Foreign exchange gain	—	—	—	(60.3)	(60.3)
Other income, net	—	—	—	(3.1)	(3.1)
Income (loss) from continuing operations before income taxes	38.7	7.6	(85.7)	(75.1)	(114.5)
Income tax benefit	—	—	—	(30.4)	(30.4)
Net income (loss) from continuing operations	$38.7	$7.6	$(85.7)	$(44.7)	$(84.1)

The table below provides information, by country, about our consolidated operations for each of the years ended December 31, 2017, 2016 and 2015 and Property, Plant & Equipment as of December 31, 2016 and 2015,

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Revenue			Property, Plant and Equipment, net of accumulated depreciation
	2017	2016	2015	2017	2016
United States	$262.4	$236.7	$255.5	$426.2	$499.2
Canada	168.6	162.5	164.7	176.1	234.0
Total	$431.0	$399.2	$420.2	$602.3	$733.2

IESO, Niagara Mohawk, San Diego Gas & Electric and BC Hydro provided 20.3%, 10.7%, 10.6% and 10.3%, respectively, of total consolidated revenues for the year ended December 31, 2017. OEFC, San Diego Gas & Electric, and BC Hydro provided 29.2%, 11.5%, and 10.9%, respectively, of total consolidated revenues for the year ended December 31, 2016. OEFC, San Diego Gas & Electric, and BC Hydro provided 29.2%, 11.0%, and 10.0%, respectively, of total consolidated revenues for the year ended December 31, 2015. IESO and OEFC purchase electricity from the Calstock, Kapuskasing, Nipigon, North Bay and Tunis projects in the Canada segment, respectively. San Diego Gas & Electric purchases electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

23. Commitments and contingencies

Commitments

Operating Lease Commitments

We lease our office properties and equipment under operating leases expiring on various dates through 2022. Certain operating lease agreements over their lease term include provisions for scheduled rent increases. We recognize the effects of these scheduled rent increases on a straight‑line basis over the lease term. We also have leased office properties for which we have entered into sub-lease agreements with tenants. The table below excludes leased properties where the net rent expense results in rental income for the company. Lease expense under operating leases was $0.5 million, $0.6 million and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Future minimum lease commitments under operating leases for the years ending after December 31, 2017, are as follows:

2018	$0.5
2019	0.2
2020	0.1
2021	—
2022	—
Thereafter	—
$0.8

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Management Service Commitments

Our Manchief project is operated by a third party under a contract that expires in April 2022. As of December 31, 2017, our commitments under this agreement is estimated as follows:

2018	$0.4
2019	0.4
2020	0.4
2021	0.4
2022	0.1
Thereafter	—
$1.7

Fuel Supply and Transportation Commitments

We have entered into long‑term contractual arrangements to procure fuel and transportation services for our projects. The commitments listed below include only contracts for fuel contracts that are not reimbursed or passed through under the terms of the relevant PPAs. As of December 31, 2017, our commitments under such outstanding agreements are estimated as follows:

2018	$3.9
2019	13.5
2020	11.6
2021	11.5
2022	22.9
Thereafter	22.9
$86.3

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

Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of December 31, 2017.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

24. Unaudited selected quarterly financial data

Unaudited selected quarterly financial data are as follows:

	Quarter Ended
	2017
	December 31,	September 30,	June 30,	March 31,	Total
Project revenue	$100.0	$108.6	$124.0	$98.4	$431.0
Project (loss) income	(39.7)	(20.9)	(12.1)	25.3	(47.4)
Net loss	(38.9)	(33.7)	(19.8)	(0.6)	(93.0)
Net loss attributable to Atlantic Power Corporation	(41.1)	(32.9)	(21.9)	(2.7)	(98.6)

Loss per share attributable to Atlantic Power Corporation	$(0.36)	$(0.29)	$(0.19)	$(0.02)	$(0.86)
Weighted average number of common shares outstanding-basic	115.2	115.3	115.2	114.8	115.1
Diluted loss per share attributable to Atlantic Power Corporation	$(0.36)	$(0.29)	$(0.19)	$(0.02)	$(0.86)
Weighted average number of common shares outstanding-diluted(1)	115.2	115.3	115.2	114.8	115.1

	Quarter Ended
	2016
	December 31,	September 30,	June 30,	March 31,	Total
Project revenue	$93.4	$101.2	$98.2	$106.4	$399.2
Project income (loss)	13.3	(57.1)	25.2	28.7	10.1
Net loss	(4.4)	(80.3)	(16.3)	(12.9)	(113.9)
Net loss attributable to Atlantic Power Corporation	(6.6)	(82.4)	(18.5)	(14.9)	(122.4)

Loss per share attributable to Atlantic Power Corporation	$(0.06)	$(0.69)	$(0.15)	$(0.12)	$(1.02)
Weighted average number of common shares outstanding-basic	115.5	119.3	121.6	121.9	119.5
Diluted loss per share attributable to Atlantic Power Corporation	$(0.06)	$(0.69)	$(0.15)	$(0.12)	$(1.02)
Weighted average number of common shares outstanding-diluted(1)	115.5	119.3	121.6	121.9	119.5

(1)	The calculation excludes potentially dilutive shares from convertible debentures and LTIP notional units because their impact would be anti-dilutive.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$41.8	$49.2
Prepayments and other current assets	1.8	2.3
Total current assets	43.6	51.5
Investment in and advances to / from subsidiaries	46.6	116.1
Total assets	$90.2	$167.6

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$1.7	$1.5
Total current liabilities	1.7	1.5
Convertible debentures	105.5	100.4
Other long-term liabilities	1.3	1.1
Total liabilities	108.5	103.0

Shareholders' equity	(18.3)	64.6
Total liabilities and shareholders' equity	$90.2	$167.6

See accompanying notes to condensed financial statements.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015
Administrative and other expenses:
Administrative expense	$5.4	$5.9	$6.3
Interest expense, net	11.6	7.3	25.6
Foreign exchange loss (gain)	4.0	10.6	(33.0)
Other expense (income)	0.2	(3.6)	(2.6)
(Loss) income from parent company	(21.2)	(20.2)	3.7

Equity losses of subsidiaries, net of income tax benefit	(71.8)	(93.7)	(87.8)

Net loss from continuing operations	(93.0)	(113.9)	(84.1)
Net income from discontinued operations, net of tax	—	—	19.5
Net loss	$(93.0)	$(113.9)	$(64.6)

See accompanying notes to condensed financial statements.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	Years Ended December 31,
	2017	2016	2015
Cash provided by operating activities:
Net loss	$(93.0)	$(113.9)	$(64.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash losses from subsidiaries, net of taxes	71.8	93.7	87.8
Dividends received from subsidiaries	67.9	33.6	32.5
Unrealized foreign exchange loss (gain)	4.0	10.6	(33.0)
Gain on purchase and cancellation of convertible debentures	—	(4.7)	(3.1)
Change in other operating balances
Accounts receivable	(1.1)	11.5	(14.9)
Prepayments and other assets	1.4	6.0	13.3
Accounts payable and accrued liabilities	0.5	(1.1)	(23.4)
Cash provided by (used in) operating activities	51.5	35.7	(5.4)
Cash (used in) provided by investing activities:
Advances to / from and investments in subsidiaries	(57.8)	216.7	330.4
Cash (used in) provided by investing activities	(57.8)	216.7	330.4
Cash used in financing activities:
Common share repurchases	(0.2)	(19.5)	—
Dividends paid to common shareholders	—	—	(11.1)
Repayment of convertible debentures	—	(187.5)	(18.9)
Payments received from intercompany note	—	1.5	29.6
Repayment of intercompany note	(0.9)	(9.2)	—
Repayment of long-term debt	—	—	(319.9)
Cash used in financing activities	(1.1)	(214.7)	(320.3)
Net (decrease) increase in cash and cash equivalents	(7.4)	37.7	4.7
Cash and cash equivalents at beginning of period	49.2	11.5	6.8
Cash and cash equivalents at end of period	$41.8	$49.2	$11.5
Supplemental cash flow information
Interest paid	$6.2	$48.3	$51.1

See accompanying notes to condensed financial statements

ATLANTIC POWER CORPORATION

SCHEDULE I—NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

1.	Nature of business

Atlantic Power Corporation (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends (refer to Note 11, “Long-term debt”, to the consolidated financial statements). As of December 31, 2017, total Atlantic Power Corporation shareholders’ equity was $18.4 million in deficit and approximately $16.3 million of net assets at certain subsidiaries constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of these subsidiaries exceeded 25% of our consolidated net assets, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the balance sheets as of December 31, 2017 and 2016, and the statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015, have been presented on a “Parent-only” basis. In these statements, the Parent Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. We had no undistributed earnings from our unconsolidated investments for the years ended December 31, 2017, 2016 and 2015, respectively.

As disclosed in Note 11, APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the term loan that declines quarterly based on a predetermined specified schedule. APLP Holdings has made principal payments to meet the targeted debt balance requirement as of December 31, 2017 and is not prohibited from making dividends to the Parent Company. The consolidated equity of APLP Holdings was approximately $54.7 million at December 31, 2017 and includes the subsidiaries with restricted net assets of $16.3 million at December 31, 2017 disclosed above.

The Parent-only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.	Dividends received

The Parent Company received dividends of $67.9 million, $33.6 million and $32.5 million in 2017, 2016 and 2015, respectively, from its consolidated and unconsolidated subsidiaries.

ATLANTIC POWER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(in millions of U.S. dollars)

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at
	Period	Expenses	Other Accounts	Deductions	End of Period
Income tax valuation allowance, deducted from deferred tax assets:
Year ended December 31, 2017	$186.0	$(34.6)	$—	$—	$151.4
Year ended December 31, 2016	175.2	10.8	—	—	186.0
Year ended December 31, 2015	168.6	6.6	—	—	175.2