Form 10-Q
period 2018-03-31
ATLANTIC POWER CORP
filed 2018-05-03
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

The number of shares outstanding of the registrant’s Common Stock as of May 3, 2018 was 112,463,640.

ATLANTIC POWER CORPORATION

FORM 10‑Q

THREE MONTHS ENDED MARCH 31, 2018

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$82.6	$78.7
Restricted cash	5.7	6.2
Accounts receivable	26.7	52.7
Current portion of derivative instruments asset (Notes 7 and 8)	4.8	2.7
Inventory	16.1	17.7
Prepayments	6.3	6.9
Income taxes receivable	0.8	1.0
Other current assets	3.8	3.1
Total current assets	146.8	169.0
Property, plant, and equipment, net	585.8	602.3
Equity investments in unconsolidated affiliates (Note 4)	169.4	163.7
Power purchase agreements and intangible assets, net	178.5	191.2
Goodwill	21.3	21.3
Derivative instruments asset (Notes 7 and 8)	3.4	2.8
Other assets	7.9	8.5
Total assets	$1,113.1	$1,158.8
Liabilities
Current liabilities:
Accounts payable	$5.7	$2.2
Accrued interest	3.7	0.3
Other accrued liabilities	16.4	25.5
Current portion of long-term debt (Note 5)	83.6	99.5
Current portion of derivative instruments liability (Notes 7 and 8)	6.4	4.4
Other current liabilities	0.3	1.0
Total current liabilities	116.1	132.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 5)	597.1	616.3
Convertible debentures, net of discount and unamortized deferred financing costs (Note 6)	98.9	105.4
Derivative instruments liability (Notes 7 and 8)	18.0	19.9
Deferred income taxes	14.3	11.7
Power purchase and fuel supply agreement liabilities, net	23.3	24.1
Other long-term liabilities	50.8	51.7
Total liabilities	918.5	962.0
Equity
Common shares, no par value, unlimited authorized shares; 112,978,994 and 115,211,976 issued and outstanding at March 31, 2018 and December 31, 2017	1,269.0	1,274.8
Accumulated other comprehensive loss (Note 3)	(139.1)	(134.8)
Retained deficit	(1,142.6)	(1,158.4)
Total Atlantic Power Corporation shareholders’ equity	(12.7)	(18.4)
Preferred shares issued by a subsidiary company (Note 12)	207.3	215.2
Total equity	194.6	196.8
Total liabilities and equity	$1,113.1	$1,158.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Project revenue:
Energy sales (Note 2)	$38.4	$37.1
Energy capacity revenue (Note 2)	20.1	19.5
Other (Note 2)	21.5	41.8
	80.0	98.4
Project expenses:
Fuel	22.2	28.9
Operations and maintenance	21.2	20.4
Depreciation and amortization	23.8	29.5
	67.2	78.8
Project other income:
Change in fair value of derivative instruments (Notes 7 and 8)	3.8	(1.2)
Equity in earnings of unconsolidated affiliates (Note 4)	12.3	9.0
Interest, net	(0.6)	(2.2)
Other income, net	—	0.1
	15.5	5.7
Project income	28.3	25.3
Administrative and other expenses:
Administration	6.0	6.4
Interest expense, net	15.1	17.3
Foreign exchange (gain) loss	(8.2)	2.5
Other income, net (Note 8)	(2.0)	—
	10.9	26.2
Income (loss) from operations before income taxes	17.4	(0.9)
Income tax expense (benefit) (Note 9)	3.2	(0.3)
Net income (loss)	14.2	(0.6)
Net (loss) income attributable to preferred shares of a subsidiary company (Note 12)	(1.7)	2.1
Net income (loss) attributable to Atlantic Power Corporation	$15.9	$(2.7)
Net income (loss) per share attributable to Atlantic Power Corporation shareholders: (Note 11)
Basic	$0.14	$(0.02)
Diluted	0.12	(0.02)
Weighted average number of common shares outstanding: (Note 11)
Basic	114.8	114.8
Diluted	137.5	114.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$14.2	$(0.6)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on hedging activities	$0.2	$(0.2)
Net amount reclassified to earnings	0.1	0.3
Net unrealized gain on derivatives	0.3	0.1
Defined benefit plan, net of tax	—	0.1
Foreign currency translation adjustments	(4.6)	2.0
Other comprehensive (loss) income, net of tax	(4.3)	2.2
Comprehensive income	9.9	1.6
Less: Comprehensive (loss) income attributable to preferred shares of a subsidiary company	(1.7)	2.1
Comprehensive income (loss) attributable to Atlantic Power Corporation	$11.6	$(0.5)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash provided by operating activities:
Net income (loss)	$14.2	$(0.6)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23.8	29.5
Stock-based compensation	0.5	0.4
Equity in earnings from unconsolidated affiliates	(12.3)	(9.0)
Distributions from unconsolidated affiliates	6.6	3.7
Unrealized foreign exchange (gain) loss	(8.0)	2.5
Change in fair value of derivative instruments	(3.8)	1.2
Change in fair value of convertible debenture conversion option derivative	(2.1)	—
Amortization of debt discount and deferred financing costs	3.4	2.7
Change in deferred income taxes	2.2	(1.2)
Change in other operating balances
Accounts receivable	26.1	0.2
Inventory	1.6	(0.1)
Prepayments and other assets	0.8	(3.2)
Accounts payable	3.2	(0.4)
Accruals and other liabilities	(5.9)	8.4
Cash provided by operating activities	50.3	34.1
Cash used in investing activities:
Purchase of property, plant and equipment	(1.1)	(2.0)
Cash used in investing activities	(1.1)	(2.0)
Cash used in financing activities:
Proceeds from convertible debenture issuance	92.2	—
Repayment of convertible debentures	(88.1)	—
Common share repurchases	(6.4)	—
Preferred share repurchases	(4.0)	—
Repayment of corporate and project-level debt	(32.4)	(27.4)
Deferred financing costs	(4.8)	—
Dividends paid to preferred shareholders	(2.2)	(2.1)
Cash used in financing activities:	(45.7)	(29.5)
Net increase in cash and cash equivalents	3.5	2.6
Cash, restricted cash and cash equivalents at beginning of period	84.8	98.8
Cash, restricted cash and cash equivalents at end of period	$88.3	$101.4
Supplemental cash flow information
Interest paid	$8.6	$13.1
Income taxes paid, net	$1.0	$0.9
Accruals for construction in progress	$0.3	$—

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of March 31, 2018, the Company’s portfolio consisted of twenty-two projects with an aggregate electric generating capacity of approximately 1,793 megawatts (“MW”) on a gross ownership basis and approximately 1,440 MW on a net ownership basis. Eighteen of the projects are majority‑owned and operated by the Company. At March 31, 2018, three of our Ontario projects were not in operation, two because of contract expirations at December 31, 2017, and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence with commercial operation of the plant in the third quarter of 2018. In early February 2018, our three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations. The sixteen projects in operation at March 31, 2018 have generating capacity of approximately 1,561 MW on a gross ownership basis and approximately 1,208 MW on a net ownership basis.

Atlantic Power is a corporation established under the laws of the Province of Ontario on June 18, 2004 and continued to the Province of British Columbia on July 8, 2005. Our shares trade on the Toronto Stock Exchange (“TSX”) under the symbol “ATP” and on the New York Stock Exchange (“NYSE”) under the symbol “AT.” Our registered office is located at 215-10451 Shellbridge Way, Richmond, British Columbia V6X 2W8 Canada and our headquarters is located at 3 Allied Drive, Suite 220, Dedham, Massachusetts 02026, USA. Our telephone number in Dedham is (617) 977‑2400 and the address of our website is www.atlanticpower.com. Information contained on Atlantic Power’s website or that can be accessed through its website is not incorporated into and does not constitute a part of this Quarterly Report on Form 10‑Q. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. We make available on our website, free of charge, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Additionally, we make available on our website our Canadian securities filings, which are not incorporated by reference into our Exchange Act filings.

Basis of presentation

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q have been prepared in accordance with the SEC regulations for interim financial information and with the instructions to Form 10‑Q. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to our financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2017. Interim results are not necessarily indicative of results for the full year.

In our opinion, the accompanying unaudited interim condensed consolidated financial statements present fairly our consolidated financial position as of March 31, 2018, the results of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017 in accordance with U.S generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Use of estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the useful lives and recoverability of property, plant and equipment, valuation of goodwill, intangible assets and liabilities related to PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations and equity-based compensation. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

Recently issued accounting standards

Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to address diversity in practice and cost and complexity of applying the guidance relating to stock compensation when there is a change to the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on January 1, 2018 and it did not have an impact on the consolidated financial statements.

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance on January 1, 2018 and it was applied retrospectively to cash flows provided by investing activities on the consolidated statements of cash flows for the three months ended March 31, 2017. As a result of adoption, cash flows used in investing activities was retrospectively decreased by $3.3 million for the three months ended March 31, 2017.

In October 2016, the FASB issued authoritative guidance, which amends existing guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under the new guidance, current and deferred income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, are now recognized when the transfer occurs. We adopted this guidance on January 1, 2018 and it did not have an impact on the consolidated financial statements.

In August 2016, the FASB issued authoritative guidance intended to clarify classification of specific cash flows that have aspects of more than one class of cash flows. As a result of this new guidance, entities should be applying specific GAAP in the following eight cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

identifiable cash flows and application of the predominance principle. We adopted this guidance on January 1, 2018 and it did not have an impact on the consolidated financial statements.

In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity recognizes revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. We adopted this guidance on January 1, 2018 and it did not have an impact on the consolidated financial statements. Accordingly, we did not record a transition adjustment. The standard also requires new disclosures that include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. These disclosures can be found in Note 2, Revenue.

Issued

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In January 2018, the FASB issued further authoritative guidance to provide an optional practical transition expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance. We expect to elect certain of the practical expedients permitted, including the expedient that permits us to retain our existing lease assessment and classification. We are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While we are currently evaluating the impact the new guidance will have on our financial position and results of operations, we expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending our review of our existing lease contracts and PPAs currently accounted for as operating leases. As this review is still in process, it is currently not practicable to quantify the impact of adopting this guidance at this time.

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

In February 2018, the FASB issued authoritative guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance is effective for fiscal years beginning after December 15, 2018. We do not expect this to have a material impact to the consolidated financial statements upon adoption.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

2. Revenue from contracts

Accounting policy

We recognize energy sales revenue on a gross basis when electricity and steam are delivered and capacity revenue when capacity is provided under the terms of the related contracts. PPAs, steam purchase arrangements and energy services agreements are long‑term contracts with performance obligations to provide electricity, steam and capacity on a predetermined basis.

For certain PPAs determined to be operating leases, we recognize lease income consistent with the recognition of energy sales and capacity revenue. When energy is delivered and capacity is provided, we recognize lease income as a component of energy sales and capacity revenue.

Nature of goods and services

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

The following is a description of principal activities from which we generate our revenue.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms
Energy

Energy revenue is recognized upon transmission to the customer. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in our consolidated statements of operations. The price of energy could be contracted under PPAs at set prices or merchant sales based on market merchant price. Energy revenue is billed and paid on a monthly basis.

Energy capacity

Capacity revenues are recognized when contractually earned, and consist of revenues billed to a third party at a negotiated contract price under the applicable PPAs for making installed generation capacity available in order to satisfy reliability requirements.  Energy capacity is billed and paid on a monthly basis.

Other revenue includes the following:
Steam energy and capacity

Steam revenue is recognized upon delivery to the customer. Steam revenue is billed and paid on a monthly basis. Steam capacity payments under the applicable PPAs are recognized as the amount billable under the respective PPA. Steam capacity is billed and paid on a monthly basis.

Waste heat	We recognize revenue from generated waste heat. Waste heat is billed and paid monthly.
Enhanced dispatch contracts	We also bill and are paid for curtailment of energy generation under certain contractual arrangements with our offtaker. This revenue is recognized monthly under the terms of those agreements.
Ancillary and transmission services	We provide ancillary and transmission services to our customers under PPAs. These services are billed and paid on a monthly basis.
Asset management and operation, operation and maintenance

We provide asset management and operation supervision to the Frederickson project, a facility that we jointly own with Puget Sound Energy. We also provide operation and maintenance services to several electric energy customers under the PPAs.  All services are billed and paid on a monthly basis.

Disaggregation of revenue

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate.  Each segment contains various power generation projects and performance obligations as described above.  For more detailed information about reportable segments, see Note 13, Segments. Revenue, receivables and contract liabilities by segment consists of following:

	Three months ended March 31, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$25.3	$5.1	$8.0	$—	$38.4
Energy capacity revenue	11.3	5.9	2.9	—	20.1
Steam energy and capacity revenue	3.6	2.8	—	—	6.4
Waste heat revenue	—	—	0.1	—	0.1
Enhanced dispatch contracts	—	—	9.1	—	9.1
Ancillary and transmission services	1.4	—	4.4	—	5.8
Asset management and operation	—	—	—	0.2	0.2
Miscellaneous revenue	—	(0.2)	0.1	—	(0.1)
	41.6	13.6	24.6	0.2	80.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

	Three months ended March 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.8	$8.5	$6.8	$—	$37.1
Energy capacity revenue	10.1	6.7	2.7	—	19.5
Steam energy and capacity revenue	3.2	8.5	—	—	11.7
Waste heat revenue	—	—	0.1	—	0.1
Enhanced dispatch contracts	—	—	24.2	—	24.2
Ancillary and transmission services	1.0	—	4.8	—	5.8
Asset management and operation	—	—	—	0.2	0.2
Miscellaneous revenue	—	(0.3)	0.1	—	(0.2)
	36.1	23.4	38.7	0.2	98.4

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31,	December 31,
	2018	2017
Accounts receivables	$26.7	$52.7
Contract assets	—	—
Contract liabilities	0.3	1.0

Contract liabilities as of March 31, 2018 include a  water license fee at Mamquam, which is a pass-through cost. Contract liabilities as of December 31, 2017 include recoverable wood fuel costs under the PPA and property tax at Williams Lake, which is proportionally estimated, pending receipt of an actual tax bill. The total $1.0 million was recognized as revenues from ancillary and transmission services in the three months ended March 31, 2018.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

3. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended March 31,
	2018	2017
Foreign currency translation
Balance at beginning of period	$(134.3)	$(148.3)
Other comprehensive loss:
Foreign currency translation adjustments(1)	(4.6)	2.0
Balance at end of period	$(138.9)	$(146.3)
Pension
Balance at beginning of period	$(1.6)	$(0.9)
Other comprehensive loss:
Curtailment gain	—	0.1
Tax benefit (expense)	—	—
Total Other comprehensive income before reclassifications, net of tax	—	0.1
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	—
Total other comprehensive income	—	0.1
Balance at end of period	$(1.6)	$(0.8)
Cash flow hedges
Balance at beginning of period	$1.1	$0.7
Other comprehensive income (loss):
Net change from periodic revaluations	0.3	(0.3)
Tax (expense) benefit	(0.1)	0.1
Total Other comprehensive income (loss) before reclassifications, net of tax	0.2	(0.2)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.1	0.5
Tax expense	—	(0.2)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.1	0.3
Total other comprehensive income	0.3	0.1
Balance at end of period	$1.4	$0.8

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three months ended March 31, 2018 and 2017, respectively, for our proportional ownership interest in equity method investments:

	Three Months Ended March 31,
Operating results	2018	2017
Revenue
Frederickson	$5.1	$5.3
Orlando Cogen, LP	14.4	13.2
Koma Kulshan Associates	0.2	0.3
Chambers Cogen, LP	13.2	12.3
Selkirk Cogen Partners, LP (1)	—	0.7
	32.9	31.8
Project expenses
Frederickson	3.2	4.3
Orlando Cogen, LP	7.1	7.1
Koma Kulshan Associates	0.3	0.3
Chambers Cogen, LP	9.6	9.2
Selkirk Cogen Partners, LP (1)	—	1.4
	20.2	22.3
Project other expense
Frederickson	—	—
Orlando Cogen, LP	—	—
Koma Kulshan Associates	—	—
Chambers Cogen, LP	(0.4)	(0.5)
Selkirk Cogen Partners, LP (1)	—	—
	(0.4)	(0.5)
Project income (loss)
Frederickson	1.9	1.0
Orlando Cogen, LP	7.3	6.1
Koma Kulshan Associates	(0.1)	—
Chambers Cogen, LP	3.2	2.6
Selkirk Cogen Partners, LP (1)	—	(0.7)
Equity in earnings of unconsolidated affiliates	$12.3	$9.0

Distributions from equity method investments	(6.6)	(3.7)
Surplus of earnings of equity method investments, net of distributions	$5.7	$5.3

(1)	In November 2017, we sold our 17.7% interest in Selkirk.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

5. Long‑term debt

Long‑term debt consists of the following:

	March 31,	December 31,
	2018	2017	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$510.0	$540.0	LIBOR(2)	plus	3.50%
Senior unsecured notes, due June 2036 (Cdn$210.0)	162.9	167.4			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019	5.6	7.2	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (3)	23.3	24.0	LIBOR	plus	1.49%
Other long-term debt	—	0.1	5.50	% -	6.70%
Less: unamortized discount	(11.8)	(12.8)
Less: unamortized deferred financing costs	(9.3)	(10.1)
Less: current maturities	(83.6)	(99.5)
Total long-term debt	$597.1	$616.3

Current maturities consist of the following:

	March 31,	December 31,
	2018	2017	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$75.0	$90.0	LIBOR(2)	plus	3.50%
Epsilon Power Partners term facility, due 2019	5.6	6.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (3)	3.0	3.0	LIBOR	plus	1.49%
Total current maturities	$83.6	$99.5

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

(2)

London Interbank Offered Rate (“LIBOR”) cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $357.6 million of the $510 million outstanding aggregate borrowings under our senior secured term loan facility at March 31, 2018. See Note 8,  Accounting for derivative instruments and hedging activities for further details. On April 19, 2018, the repricing of the $510 million senior secured term loan facility became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by 0.50% to LIBOR plus 3.00%.

(3)

We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 8, Accounting for derivative instruments and hedging activities, for further details.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

6. Convertible debentures

Convertible debentures consist of the following:

	March 31,	December 31,
	2018	2017
6.00% Debentures due January 2025 (Series E) (Cdn $115.0 million)	89.2	—
5.75% Debentures due June 2019 (Series C)	—	42.5
6.00% Debentures due December 2019 (Series D) (Cdn $24.7 million)	19.2	64.5
Less: Unamortized deferred financing costs	(4.9)	(1.6)
Less: Unamortized discount	(4.6)	—
Total convertible debentures	$98.9	$105.4

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

On the initial closing date, we received net proceeds from the Series E Debentures Offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On January 29, 2018, we issued a notice to redeem all of the $42.5 million remaining principal amount of 5.75% Series C convertible unsecured debentures due June 2019 (the “Series C Debentures”) with the use of a portion of the proceeds from the Series E Debenture Offering. On February 2, 2018, we issued a notice to redeem Cdn$56.2 million principal amount of the 6.00% Series D extendible convertible unsecured subordinated debentures due December 2019 (the “Series D Debentures”) with the remaining proceeds from the Series E Debentures Offering. After the partial redemption, Cdn$24.7 million ($19.2 million) aggregate principal amount of the Series D Debentures remains outstanding.

The Series E Debentures have a maturity date of January 31, 2025. The Series E Debentures bear interest at a rate of 6.00% per year, and are convertible into our common shares at an initial conversion rate of approximately 238.0952 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$4.20 per common share.

We assessed the conversion option of the Series E Debentures and determined it should be separated from the host instrument and accounted for as an embedded derivative liability as the conversion option is in a currency different from our functional currency. Changes in the fair value of the conversion are recorded in the consolidated statements of operation. The conversion option derivative was initially measured at fair value ($4.7 million), with the host contract carried at a value equal to the difference between the carrying value of the Series E Debenture and the fair value of the derivative. Accordingly, no gain or loss was recorded on the initial measurement of the derivative. The fair value of the conversion option derivative was $2.6 million as of March 31, 2018. The portion of the proceeds allocated to the separated derivative also created a discount of $4.7 million, which will be amortized to interest expense over the maturity period of the Series E Debentures. For additional information, see Note 8, Accounting for derivative instruments and hedging activities.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

7. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of March 31, 2018 and December 31, 2017. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$82.6	$—	$—	$82.6
Restricted cash	5.7	—	—	5.7
Derivative instruments asset	—	8.2	—	8.2
Total	$88.3	$8.2	$—	$96.5
Liabilities:
Derivative instruments liability	$—	$21.8	$2.6	$24.4
Total	$—	$21.8	$2.6	$24.4

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$78.7	$—	$—	$78.7
Restricted cash	6.2	—	—	6.2
Derivative instruments asset	—	5.5	—	5.5
Total	$84.9	$5.5	$—	$90.4
Liabilities:
Derivative instruments liability	$—	$24.3	$—	$24.3
Total	$—	$24.3	$—	$24.3

The fair values of our interest rate swaps, foreign exchange forward contracts, natural gas swaps and gas purchase agreements are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. We use our best estimates to determine the fair value of commodity and derivative contracts we hold. These estimates consider various factors including closing exchange prices, time value, volatility factors and credit exposure. The fair value of each contract is discounted using a risk-free interest rate.

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of March 31, 2018, the credit valuation adjustments resulted in a $2.0 million net increase in fair value, which consists of a $0.1 million pre‑tax gain in other comprehensive income and a $1.9 million gain in change in fair value of derivative instruments. As of December 31, 2017, the credit valuation adjustments resulted in a $2.2 million net increase in fair value, which consists of a $0.2 million pre‑tax gain in other comprehensive income and a $2.0 million gain in change in fair value of derivative instruments.

The conversion option derivative for the Series E Debentures is classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in developing fair value include the volatility of our common shares and the fair value of the host contract, which is derived from recent similar convertible debenture offerings from peer companies. This derivative liability was valued at $4.7 million at inception on January 29, 2018 and is recorded at its fair value of $2.6 million at March 31, 2018. The unrealized change in fair value recorded in the consolidated statement of operations for this Level 3 instrument was $2.1 million for the three months ended March 31, 2018.

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

Gas purchase and sale agreements

We have a gas purchase agreement at our Nipigon project that expires on December 31, 2022 under which we purchase a minimum of 6,500 Gigajoules (“Gj”) of natural gas per day at a price of Cdn$4.57 per Gj. We also entered into a gas sales agreement for our Nipigon project under which we sell 6,500 Gj of natural gas per day at a price of Cdn$2.75 that expires on October 31, 2018. These agreements do not qualify for the normal purchase normal sales (“NPNS”) exemption and are accounted for as derivative financial instruments because we could not conclude that it is probable that these contracts will not settle net and will result in physical delivery. These derivative financial instruments are recorded in the consolidated balance sheets at fair value and the changes in their fair market value are recorded in the consolidated statements of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 15.0 million Mmbtu of future natural gas purchases at our Orlando project, which is approximately 90% and 100% of our share of the expected natural gas purchases at the project in 2018 and 2019 to 2021, respectively. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at March 31, 2018. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

Atlantic Power Limited Partnership Holdings (“APLP Holdings”) has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate. At March 31, 2018, these agreements totaled $357.6 million notional amount of the remaining $510.0 million aggregate principal amount of borrowings under the senior secured term loan facility (“Term Loan Facility”). These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the $700.0 million Term Loans bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.50%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 4.50% all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount. The weighted average rate of these swap agreements is 1.10%, resulting in an all-in rate of approximately 4.60% for $357.6 million of the Term Loans. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning June 30, 2018 through September 30, 2019, we mitigated exposure to changes in interest rates for $100 million notional amount at a

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

one-month LIBOR fixed rate of 2.18% and for the period beginning October 1, 2019 through December 31, 2020, for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%.

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

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes, due June 23, 2036 (“MTNs”). Principal and interest payments for our senior secured term loans as well as our U.S dollar-denominated convertible debenture are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements.

In July 2017, we entered into foreign exchange forward contracts to sell a  total of Cdn$10 million at an exchange rate of 1.2481 in three tranches of Cdn$3.3 million each. Two tranches of Cdn$3.3 million remain and will settle on each of June 2018 and December 2018. In July 2017, we also entered into foreign exchange forward contracts to sell a  total of Cdn$10 million at an exchange rate of 1.2943. Two tranches of Cdn$3.0 million and Cdn$2.0 million will settle in June 2018 and December 2018, respectively. In September 2017, we entered into foreign exchange forward contracts to sell Cdn$5.0 million at an exchange rate of 1.2196 in September 2018.

Foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations at March 31, 2018.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for NPNS exemption at March 31, 2018 and December 31, 2017:

		March 31,	December 31,
	Units	2018	2017
Natural gas swaps	Natural Gas (Mmbtu)	15.0	9.9
Gas purchase agreements	Natural Gas (Gigajoules)	9.7	9.9
Interest rate swaps	Interest (US$)	680.9	412.6
Foreign currency forward contracts	Dollars (Cdn$)	13.3	25.0

Fair value of derivative instruments

We disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

	March 31, 2018
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.5
Interest rate swaps long-term	—	1.1
Total derivative instruments designated as cash flow hedges	—	1.6
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	4.4	—
Interest rate swaps long-term	3.4	—
Natural gas swaps current	—	0.5
Natural gas swaps long-term	—	0.4
Gas purchase agreements current	—	2.8
Gas purchase agreements long-term	—	16.5
Convertible debenture conversion option	—	2.6
Foreign currency forward contracts current	0.4	—
Total derivative instruments not designated as cash flow hedges	8.2	22.8
Total derivative instruments	$8.2	$24.4

	December 31, 2017
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.6
Interest rate swaps long-term	—	1.5
Total derivative instruments designated as cash flow hedges	—	2.1
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	2.7	—
Interest rate swaps long-term	2.8	—
Natural gas swaps current	—	0.8
Natural gas swaps long-term	—	0.2
Gas purchase agreements current	—	2.9
Gas purchase agreements long-term	—	18.2
Foreign currency forward contracts current	—	0.1
Total derivative instruments not designated as cash flow hedges	5.5	22.2
Total derivative instruments	$5.5	$24.3

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended March 31, 2018	Swaps
Accumulated OCI balance at January 1, 2018	$1.1
Change in fair value of cash flow hedges	0.2
Realized from OCI during the period	0.1
Accumulated OCI balance at March 31, 2018	$1.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended March 31,
	recognized in income	2018	2017
Gas purchase agreements	Fuel	$0.8	$(0.4)
Natural gas swaps	Fuel	0.4	1.3
Interest rate swaps	Interest, net	(0.6)	0.9

The following table summarizes the unrealized (loss) gain resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Three Months Ended March 31,
	recognized in income	2018	2017
Natural gas swaps	Change in fair value of derivatives	$(0.2)	$0.2
Gas purchase agreements	Change in fair value of derivatives	(1.3)	(2.1)
Interest rate swaps	Change in fair value of derivatives	(2.3)	0.7
		$(3.8)	$(1.2)
Convertible debenture conversion option	Other income, net	(2.1)	—
Foreign currency forwards	Foreign exchange loss	$(0.5)	$(0.2)

X

9. Income taxes

	Three Months Ended March 31,
	2018	2017
Current income tax expense	$1.0	$0.9
Deferred income tax expense (benefit)	2.2	(1.2)
Total income tax expense (benefit), net	$3.2	$(0.3)

For the three months ended March 31, 2018 and 2017

Income tax expense for the three months ended March 31, 2018 was $3.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $4.5 million. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 which have been reflected in our 2017 year-end financials, limitation on the deduction of net business interest expense, and base erosion and anti-abuse tax. Based on estimates as of the date of this filing, the interest expense limitation and base erosion and anti-abuse tax will not have a material impact to cash taxes. The primary items impacting the tax rate for the three months ended March 31, 2018  was a net increase to our valuation allowances of $0.8 million, consisting of $0.8 million increases in Canada related to losses and no changes in the United States for the three months ended March 31, 2018.  In addition, the rate was further impacted by $0.1 million of other permanent differences. These items were offset by $1.3 million relating to capital loss on intercompany notes and $0.9 million relating to changes in tax rates.

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

As of March 31, 2018, we have recorded a valuation allowance of $152.3 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

10. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the three months ended March 31, 2018:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2017	2,884,574	2.22
Granted	2,483,237	2.02
Vested and redeemed	(1,216,252)	2.24
Outstanding at March 31, 2018	4,151,559	$2.09

There were no cash payments made for vested notional units for the three months ended March 31, 2018 and 2017. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $0.5 million for the three months ended March 31, 2018 and $0.7 million for the three months ended March 31, 2017.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at March 31, 2018 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted in January 2015 with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the Toronto Stock Exchange (“TSX”) for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50% (Cdn$4.77).

11. Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Atlantic Power Corporation by the weighted average common shares outstanding during their respective periods. Shares issued and shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

diluted earnings (loss) per share calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. The outstanding equity compensation for non-vested LTIP and Transition Equity Participation Agreement notional shares are not considered outstanding for purposes of computing basic earnings (loss) per share. However, these instruments are included in the denominator for purposes of computing diluted earnings (loss) per share under the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Basic	2018	2017
Numerator:
Net income (loss) attributable to Atlantic Power Corporation	$15.9	$(2.7)
Denominator:
Weighted average basic shares outstanding	114.8	114.8
Basic earnings ( loss) per share attributable to Atlantic Power Corporation	$0.14	$(0.02)
Diluted
Numerator:
Net income (loss) attributable to Atlantic Power Corporation	$15.9	$(2.7)
Add: convertible debenture interest expense	0.9	—
	16.8	(2.7)
Denominator:
Weighted average basic shares outstanding	114.8	114.8
Convertible debentures	22.7	—
LTIP notional units	—	—
	137.5	114.8
Diluted earnings ( loss) per share attributable to Atlantic Power Corporation	$0.12	$(0.02)

 The following table summarizes our outstanding instruments that are anti-dilutive and were not included in the computation of our diluted earnings (loss) per share:

	Three Months Ended March 31,
	2018	2017
Equity compensation	2.8	2.6
Convertible Debenture	—	8.1
Total	2.8	10.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

12. Equity

The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company and total equity for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2018	$(18.4)	$215.2	$196.8
Net income (loss)	15.9	(1.7)	14.2
Realized and unrealized gain on hedging activities, net of tax	0.3	—	0.3
Foreign currency translation adjustment	(4.6)	—	(4.6)
Common share repurchases	(6.4)	—	(6.4)
Preferred share repurchases	—	(4.0)	(4.0)
Stock-based compensation	0.5	—	0.5
Dividends declared on preferred shares of a subsidiary company	—	(2.2)	(2.2)
Balance at March 31, 2018	$(12.7)	$207.3	$194.6

	Three months ended March 31, 2017
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2017	$64.6	$221.3	$285.9
Net (loss) income	(2.7)	2.1	(0.6)
Realized and unrealized loss on hedging activities, net of tax	0.1	—	0.1
Foreign currency translation adjustment	2.0	—	2.0
Defined benefit plan, net of tax	0.1	—	0.1
Stock-based compensation	0.4	—	0.4
Dividends declared on preferred shares of a subsidiary company	—	(2.1)	(2.1)
Balance at March 31, 2017	$64.5	$221.3	$285.8

Share Repurchase Program

On December 29, 2016, we commenced a normal course issuer bid (“NCIB”) for each series of our convertible unsecured subordinated debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The Board authorization permitted the Company to repurchase stock through open market repurchases. We repurchased a cumulative 0.1 million common shares at a total cost of $0.2 million before its expiration on December 28, 2017. Repurchases and retirement of common shares are recorded to common shares on the consolidated balance sheets.

On December 29, 2017, we commenced a new NCIB for our Series C and Series D Debentures, our common shares and for each series of the preferred shares of APPEL. The new NCIBs expire on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the new NCIBs, we may purchase up to a total of 11,308,946 common shares based on 10% of our public float as of

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

December 15, 2017 and we are limited to daily purchases of 11,789 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the new NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the NYSE in compliance with Rule 10b-18 under the Exchange Act or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval. For the three months ended March 31, 2018, we repurchased and cancelled 3.0 million shares at a cost of $6.4 million.

Under the NCIB, we also repurchased and cancelled 237,500 of our Cdn$25.00 par value 4.85% Cumulative Redeemable Preferred Shares, Series 1 at Cdn$15.25 per share and 83,095 of our Cdn$25.00 par value Cumulative Floating Rate Preferred Shares, Series 3 at Cdn $17.80, for a total payment of Cdn$5.1 million, resulting in a $3.9 million gain recorded in net (loss) income attributable to preferred shares of a subsidiary company in the three months ended March 31, 2018.

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

A reconciliation of Project Adjusted EBITDA to net income (loss) for the three months ended March 31, 2018 and 2017 is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended March 31, 2018
Project revenues	$41.6	$13.6	$24.6	$0.2	$80.0
Segment assets	629.2	173.5	221.7	88.7	1,113.1
Project Adjusted EBITDA	$33.2	$6.1	$14.2	$(0.1)	$53.4
Change in fair value of derivative instruments	(0.2)	—	(1.2)	(2.4)	(3.8)
Depreciation and amortization	11.6	8.1	8.0	0.2	27.9
Interest, net	1.0	—	—	—	1.0
Project income (loss)	20.8	(2.0)	7.4	2.1	28.3
Administration	—	—	—	6.0	6.0
Interest expense, net	—	—	—	15.1	15.1
Foreign exchange gain	—	—	—	(8.2)	(8.2)
Other income, net	—	—	—	(2.0)	(2.0)
Income (loss) before income taxes	20.8	(2.0)	7.4	(8.8)	17.4
Income tax expense	—	—	—	3.2	3.2
Net income (loss)	$20.8	$(2.0)	$7.4	$(12.0)	$14.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended March 31, 2017
Project revenues	$36.1	$23.4	$38.7	$0.2	$98.4
Segment assets	628.3	304.9	292.9	215.4	1,441.5
Project Adjusted EBITDA	$27.2	$9.1	$27.5	$—	$63.8
Change in fair value of derivative instruments	0.2	—	3.3	(2.3)	1.2
Depreciation and amortization	11.5	10.0	13.3	0.1	34.9
Interest, net	2.6	(0.2)	—	—	2.4
Project income (loss)	12.9	(0.7)	10.9	2.2	25.3
Administration	—	—	—	6.4	6.4
Interest expense, net	—	—	—	17.3	17.3
Foreign exchange loss	—	—	—	2.5	2.5
Income (loss) before income taxes	12.9	(0.7)	10.9	(24.0)	(0.9)
Income tax benefit	—	—	—	(0.3)	(0.3)
Net income (loss)	$12.9	$(0.7)	$10.9	$(23.7)	$(0.6)

The table below provides information, by country, about our consolidated operations for each of the three months ended March 31, 2018 and 2017 and Property, Plant & Equipment as of March 31, 2018 and December 31, 2017, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue Three Months Ended March 31,		Property, Plant and Equipment, net of accumulated depreciation
	2018	2017	March 31, 2018	December 31, 2017
United States	$55.4	$59.7	$416.7	$426.2
Canada	24.6	38.7	169.1	176.1
Total	$80.0	$98.4	$585.8	$602.3

BC Hydro, Equistar Chemicals, LP, Niagara Mohawk and Independent Electricity System Operator (“IESO”) provided 16.1%,  12.0%, 11.3% and 11.2%, respectively, of total consolidated revenues for the three months ended March 31, 2018.  IESO, Niagara Mohawk and BC Hydro provided 30.0%,  11.7% and 10.4%, respectively, of total consolidated revenues for the three months ended March 31, 2017. IESO purchases electricity from the Calstock and Nipigon projects in the Canada segment, Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment, Equistar Chemicals, LP purchases electricity from the Morris project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

14. Guarantees and Contingencies

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of March 31, 2018.

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

Forward‑looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. In addition, a number of factors could cause actual results to differ materially from the results discussed in the forward‑looking statements, including, but not limited to, the factors included in the filings Atlantic Power makes from time to time with the SEC and the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017 and in this Quarterly Report on Form 10‑Q. To the extent any risk factors in our Annual Report on Form 10‑K for the year ended December 31, 2017 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10‑Q, including with respect to our business plan and any updates to our business strategy, such risk factors should be read in light of such information. Our business is both highly competitive and subject to various risks.

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

Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in the forward‑looking information include third-party projections of regional fuel and electric capacity and energy prices that are based on assumptions about future economic conditions and courses of action. Although the forward‑looking statements contained in this Quarterly Report on Form 10‑Q are based upon what are believed to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward‑looking statements, and the differences may be material. Certain statements included in this Quarterly Report on Form 10‑Q may be considered “financial outlook” for the purposes of applicable securities laws, and such financial outlook may not be appropriate for purposes other than this Quarterly Report on Form 10‑Q. These forward‑looking statements are made as of the date of this Quarterly Report on Form 10‑Q and, except as expressly required by applicable law, we assume no obligation to update or revise them to reflect new events or circumstances.

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

OVERVIEW

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of March 31, 2018, the Company’s portfolio consisted of twenty-two projects with an aggregate electric generating capacity of approximately 1,793 MW on a gross ownership basis and approximately 1,440 MW on a net ownership basis. Eighteen of the projects are majority‑owned and operated by the Company. At March 31, 2018, three of our Ontario projects were not in operation, two because of contract expirations at December 31, 2017, and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence with commercial operation of the plant in the third quarter of 2018. In early February 2018, our three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations. The sixteen projects in operation at March 31, 2018 have generating capacity of approximately 1,561 MW on a gross ownership basis and approximately 1,208 MW on a net ownership basis.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from September 30, 2018 to December 31, 2037. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

RECENT DEVELOPMENTS

Kenilworth extension

On April 27, 2018, a subsidiary of Merck & Co., Inc. exercised its first option to extend the term of its Energy Services Agreement (“ESA”) with our Kenilworth project for one year to September 30, 2019.

Senior secured term loan facility repricing

On April 19, 2018, the repricing of the $510 million senior secured term loan and senior secured revolving credit facility became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by an additional 0.50% to LIBOR plus 3.00%.  The LIBOR floor remains at 1.00% and the mandatory 1% annual amortization and cash sweep provisions of the term loan are unchanged.

Share buybacks

Under the new NCIB, we repurchased and cancelled approximately 3.0 million shares at a cost of $6.4 million during the three months ended March 31, 2018. We also repurchased and cancelled 237,500 of our Cdn$25.00 par value 4.85% Cumulative Redeemable Preferred Shares, Series 1 at Cdn$15.25 per share and 83,095 of our Cdn$25.00 par value Cumulative Floating Rate Preferred Shares, Series 3 at Cdn $17.80 for a total payment of Cdn$5.1 million.

Series E Debentures

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

On the initial closing date, we received net proceeds from the Series E Debentures Offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On January 29, 2018, we issued a notice to redeem all of the $42.5 million remaining principal amount of Series C Debentures with the use of a portion of the proceeds from the Series E Debentures Offering. On February 2, 2018 we issued a notice to redeem Cdn$56.2 million principal amount of the Series D Debentures with the remaining proceeds from the Series E Debentures Offering. After the partial redemption, Cdn$24.7 million ($19.2 million) aggregate principal amount of the Series D Debentures remain outstanding.

The Series E Debentures have a maturity date of January 31, 2025. The Series E Debentures bear interest at a rate of 6.00% per year, and are convertible into our common shares at an initial conversion rate of approximately 238.0952 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$4.20 per common share.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of May 3, 2018, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

							Power	Customer Credit
Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
East U.S. Segment
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December, 2023	A–
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September, 2032	A–
Morris	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP(2)	December, 2034	BBB+
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June, 2028	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric(3)	March, 2024	BBB+
					16	Chemours Co.	March, 2024	BB
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September, 2019	AA
Curtis Palmer (4)	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December, 2027	A–
West U.S. Segment
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	April, 2020	BBB+
Manchief	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April, 2022 (5)	A–
Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August, 2022	AA–
					45	Grays Harbor PUD	August, 2022	A+
					30	Franklin, Co. PUD	August, 2022	A+
Koma Kulshan(1)	Washington	Hydro	13	49.80%	6	Puget Sound Energy	December, 2037	BBB
Canada Segment
Mamquam	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September, 2027 (6)	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August, 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	June, 2019 (7)	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	June, 2020	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Ontario Electricity Financial Corporation	December 2022 (8)	AA

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(3)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(4)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through March 31, 2018, the facility has generated 7,425 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

(5)	Public Service Company of Colorado has options to purchase Manchief in either May 2020 or May 2021.

(6)	BC Hydro has the option to purchase Mamquam in November 2021 and every five-year anniversary thereafter.

(7)	The Williams Lake energy purchase agreement may extend to September 30, 2019 at the option of BC Hydro.

(8)

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

The following table below outlines our power generating assets under contract, but not currently in operation:

							Power	Customer Credit
Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
West U.S. Segment
Naval Station	California	Natural Gas	47	100.00%	47	San Diego Gas & Electric	(1)	A
Naval Training Center	California	Natural Gas	25	100.00%	25	San Diego Gas & Electric	(1)	A
North Island	California	Natural Gas	40	100.00%	40	San Diego Gas & Electric	(1)	A
Canada Segment
Tunis	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	(2)	AA

(1)

Although our original PPAs with San Diego Gas & Electric (“SDG&E”) for these three projects were not scheduled to expire until December 2019, we ceased operations at these projects in February 2018, when our land use agreements with the U.S. Navy expired. In July 2017, we executed amendments to the existing PPAs with SDG&E for Naval Station, North Island and Naval Training Center, which provided for termination of the existing PPAs, and we entered into new seven-year Power Purchase Tolling Agreements (“PPTAs”) with SDG&E for the Naval Station and North Island projects.  The PPTAs are subject to certain significant conditions, including retaining the right to operate on the Navy properties beyond February 2018 (“site control”). We also entered into Resource Adequacy (“RA”) contracts with SDG&E for all three projects. The RA contracts are also require us to obtain site control. We obtained approval of the California Public Utilities Commission (“CPUC”) for the aforementioned PPTAs, termination of the existing PPAs and the RA contracts on March 1, 2018. As a result of the approval, the existing PPAs with SDG&E for Naval Station, North Island and Naval Training Center were terminated on March 1, 2018. Although we are in discussions with the Navy. In September 2017, we entered into a seven-year PPA with Southern California Edison for our NTC project that would commence in January 2019. The PPA is a sale of RA capacity and a toll of the energy production resulting from offering the resource to the California Independent System Operator. This PPA is subject to obtaining CPUC approval and also would require us to have site control at NTC. As of May 3, 2018, we have not obtained site control at any of the three plant sites.

(2)

In December 2014, we entered into an agreement with the Ontario Power Authority and its successor, the IESO, for the future operations of the Tunis facility. Subject to meeting certain technical requirements, Tunis will operate under a 15-year agreement with the IESO commencing during the third quarter of 2018. The agreement provides the Tunis project with a fixed monthly payment which escalates annually according to a pre-defined formula while allowing it to earn additional energy revenues for those periods during which it operates.

The following table outlines our power generating assets not currently in operation or under contract:

							Power	Customer Credit
Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
Canada Segment
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	N/A	N/A	N/A
North Bay	Ontario	Natural Gas	40	100.00%	40	N/A	N/A	N/A

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2018 and 2017, which are analyzed in greater detail below:

	Three months ended
	March 31,
	2018	2017
Project revenue	$80.0	$98.4
Project income	$28.3	$25.3
Net income (loss) attributable to Atlantic Power Corporation	$15.9	$(2.7)
Income (loss) per share attributable to Atlantic Power Corporation—basic	$0.17	$(0.02)
Income (loss) per share attributable to Atlantic Power Corporation—diluted	$0.15	(0.02)
Project Adjusted EBITDA(1)	$53.4	$63.8

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Revenue decreased by $18.4 million to $80.0 million in the three months ended March 31, 2018 from $98.4 million in the three months ended March 31, 2017. The primary drivers of the decrease are as follows:

•	Enhanced dispatch contracts – the enhanced dispatch contracts with the IESO expired in December 2017 for Kapuskasing and North Bay, which resulted in a $16.8 million decrease in project revenue; and

•	San Diego projects – the Naval Station, Naval Training and North Island projects ceased operations in February 2018. This resulted in a $9.8 million decrease of project revenue.

These decreases were partially offset by:

•	Morris project - $3.6 million increase in revenue at our Morris project due to higher dispatch than the comparable 2017 period.

Consolidated project income increased by $3.0 million to $28.3 million in the three months ended March 31, 2018 from $25.3 million in the three months ended March 31, 2017. The primary drivers of the increase are as follows:

•	Fuel expense – fuel expense decreased by $6.7 million from the comparable 2017 period primarily due to a $5.9 million decrease at the San Diego projects, which ceased operations in February 2018;

•

Depreciation expense – depreciation expense decreased $5.7 million from the comparable 2017 period primarily due to decreases of $4.4 million and $3.7 million at our Kapuskasing and North Bay projects, respectively, which were fully depreciated as of December 31, 2017. This decrease was partially offset by $4.5 million of increased amortization of the PPA intangible asset at our Nipigon project; and

•	Fuel swap and natural gas purchase agreements – the change in fair value of our derivative instruments increased $5.0 million from the comparable 2017 period.

These increases in project income were partially offset by a decrease in project income resulting from:

•	Revenue – revenue decreased $18.4 million as discussed above.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 41.

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

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table provides our consolidated results of operations:

	Three months ended March 31,
	2018	2017	$ change	% change
Project revenue:
Energy sales	$38.4	$37.1	$1.3	3.5%
Energy capacity revenue	20.1	19.5	0.6	3.1%
Other	21.5	41.8	(20.3)	(48.6)%
	80.0	98.4	(18.4)	(18.7)%
Project expenses:
Fuel	22.2	28.9	(6.7)	(23.2)%
Operations and maintenance	21.2	20.4	0.8	3.9%
Depreciation and amortization	23.8	29.5	(5.7)	(19.3)%
	67.2	78.8	(11.6)	(14.7)%
Project other income:
Change in fair value of derivative instruments	3.8	(1.2)	5.0	NM
Equity in earnings of unconsolidated affiliates	12.3	9.0	3.3	36.7%
Interest, net	(0.6)	(2.2)	1.6	(72.7)%
Other income, net	—	0.1	(0.1)	(100.0)%
	15.5	5.7	9.8	171.9%
Project income	28.3	25.3	3.0	11.9%
Administrative and other expenses:
Administration	6.0	6.4	(0.4)	(6.3)%
Interest expense, net	15.1	17.3	(2.2)	(12.7)%
Foreign exchange (gain) loss	(8.2)	2.5	(10.7)	NM
Other income, net	(2.0)	—	(2.0)	NM
	10.9	26.2	(15.3)	(58.4)%
Income (loss) from operations before income taxes	17.4	(0.9)	18.3	NM
Income tax expense (benefit)	3.2	(0.3)	3.5	NM
Net income (loss)	14.2	(0.6)	14.8	NM
Net (loss) income attributable to preferred shares of a subsidiary company	(1.7)	2.1	(3.8)	NM
Net income (loss) attributable to Atlantic Power Corporation	$15.9	$(2.7)	$18.6	NM

	Three months ended March 31, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$25.3	$5.1	$8.0	$—	$38.4
Energy capacity revenue	11.3	5.9	2.9	—	20.1
Other	5.0	2.6	13.7	0.2	21.5
	41.6	13.6	24.6	0.2	80.0
Project expenses:
Fuel	13.6	5.4	3.2	—	22.2
Operations and maintenance	8.2	5.6	7.1	0.3	21.2
Depreciation and amortization	9.1	6.5	8.1	0.1	23.8
	30.9	17.5	18.4	0.4	67.2
Project other income (expense):
Change in fair value of derivative instruments	0.3	—	1.2	2.3	3.8
Equity in earnings of unconsolidated affiliates	10.4	1.9	—	—	12.3
Interest expense, net	(0.6)	—	—	—	(0.6)
	10.1	1.9	1.2	2.3	15.5
Project income (loss)	$20.8	$(2.0)	$7.4	$2.1	$28.3

	Three months ended March 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.8	$8.5	$6.8	$—	$37.1
Energy capacity revenue	10.1	6.7	2.7	—	19.5
Other	4.2	8.2	29.2	0.2	41.8
	36.1	23.4	38.7	0.2	98.4
Project expenses:
Fuel	12.6	11.6	4.7	—	28.9
Operations and maintenance	7.5	6.1	6.6	0.2	20.4
Depreciation and amortization	8.8	7.3	13.2	0.2	29.5
	28.9	25.0	24.5	0.4	78.8
Project other income (expense):
Change in fair value of derivative instruments	(0.2)	—	(3.3)	2.3	(1.2)
Equity in earnings of unconsolidated affiliates	8.1	0.9	—	—	9.0
Interest expense, net	(2.2)	—	—	—	(2.2)
Other income, net	—	—	—	0.1	0.1
	5.7	0.9	(3.3)	2.4	5.7
Project income (loss)	$12.9	$(0.7)	$10.9	$2.2	$25.3

East U.S.

Project income for the three months ended March 31, 2018 increased $7.9 million from the comparable 2017 period primarily due to:

•	increased project income of $2.4 million at Morris primarily due to higher dispatch than the comparable 2017 period;

•	increased project income of $1.4 million at Piedmont primarily due to $1.6 million of lower interest expense resulting from the repayment of the project-level debt, in full, in 2017; and

•	increased project income of $0.7 million at Selkirk, which had a $0.7 project loss in the comparable 2017 period and was sold in the fourth quarter of 2017.

West U.S.

Project loss for the three months ended March 31, 2018 increased $1.3 million from the comparable 2017 period primarily due to:

•	decreased project income of $0.9 million, $0.6 million and $0.4 million at North Island, Naval Station and Naval Training Center, respectively, which ceased operations in February 2018; and

•	decreased project income of $0.6 million at Oxnard primarily due to $0.6 million of higher maintenance expenses than the comparable 2017 period.

These decreases were partially offset by:

•

Increased project income of $1.0 million at Frederickson primarily due to a $0.9 million increase in equity earnings resulting from lower amortization expense of the PPA intangible asset, which was impaired in the fourth quarter of 2017.

Canada

Project income for the three months ended Mach 31, 2018 decreased $3.5 million from the comparable 2017 period primarily due to:

•	decreased project income of $3.7 million at North Bay primarily due to the expiration of the enhanced dispatch contract in December 2017;

•	decreased project income of $3.1 million at Kapuskasing primarily due to the expiration of the enhanced dispatch contract in December 2017; and

•	decreased project income of $2.7 million at Tunis primarily due to higher maintenance expense incurred in order to restart operations;

These decreases were partially offset by:

•

increased project income of $2.6 million at Williams Lake primarily due to a $1.6 million decrease in depreciation expense resulting from a $28.5 million long-lived asset impairment recorded in the fourth quarter of 2017 and $1.0 million of increased revenue from higher generation than the comparable 2017 period;

•	increased project income of $1.7 million at Nipigon primarily due to an increase in the fair value of a gas purchase agreement accounted for as a derivative; and

•	increased project income of $0.9 million at Mamquam primarily due to higher water flows than the comparable 2017 period.

Un‑allocated Corporate

Total project income for the three months ended March 31, 2018 did not change materially from the comparable 2017 period.

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

Administration

Administration expense did not change materially from the 2017 comparable period.

Interest expense, net

Interest expense decreased $2.2 million from the comparable 2017 period primarily due to lower outstanding debt balances than the comparable 2017 period, as well as a  lower interest rate on our senior secured credit facility.

Foreign exchange gains

Foreign exchange gain was $8.2 million for the three months ended March 31, 2018, an increase of $10.7 million from a $2.5 million foreign exchange loss in the comparable 2017 period, primarily due to an increase in the revaluation of instruments denominated in Canadian dollars. The closing U.S. dollar to Canadian dollar exchange rates were 1.29 and 1.33 at March 31, 2018 and 2017, respectively, an increase of 2.8% as compared to a decrease of 0.9% in 2017. The average U.S. dollar to Canadian dollar exchange rates were 1.29 and 1.34 for the three months ended March 31, 2018 and 2017, respectively.

Other income, net

Other income, net increased $2.0 million primarily due to the change in fair value of the conversion option derivative related to the Series E Debentures.

Income tax expense

Income tax expense for the three months ended March 31, 2018 was $3.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $4.5 million. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 which have been reflected in our 2017 year-end financials, limitation on the deduction of net business interest expense, and base erosion and anti-abuse tax. Based on estimates as of the date of this filing, the interest expense limitation and base erosion and anti-abuse tax will not have a material impact to cash taxes. The primary items impacting the tax rate for the three months ended March 31, 2018  was a net increase to our valuation allowances of $0.8 million, consisting of $0.8 million increases in Canada related to losses and no changes in the United States for the three months ended March 31, 2018.  In addition, the rate was further impacted by $0.1 million of other permanent differences. These items were offset by $1.3 million relating to capital loss on intercompany notes and $0.9 million relating to changes in tax rates.

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

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours (“MWh”). Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three months ended March 31, 2018. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in net Gigawatt-hours (“net GWh”).

Generation

	Three months ended March 31,
			% change
(in Net GWh)	2018	2017	2018 vs. 2017
Segment
East U.S.	656.2	589.7	11.3%
West U.S.	243.3	351.3	(30.7)%
Canada	221.0	211.7	4.4%
Total	1,120.5	1,152.7	(2.8)%

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Aggregate power generation for the three months ended March 31, 2018 decreased 2.8% from the comparable 2017 period primarily due to:

•

decreased generation in the West U.S. segment primarily due to a combined 114.0 net GWh decrease in generation at Naval Station, North Island and Naval Training Center due to ceased operations in February 2018, and a 45.5 net GWh decrease in generation at Frederickson due to low demand, partially offset by a 55.5 GWh increase in generation at Manchief due to higher dispatch than the comparable 2017 period.

These decreases were partially offset by:

•

increased generation in the East U.S. segment primarily due to a 34.3 net GWh increase in generation at Morris due to higher dispatch than the comparable period in 2017, a 12.6 net GWh increase in generation at Orlando due to a maintenance outage performed in the comparable 2017 period, an 11.9 net GWh increase in generation at Chambers due to higher dispatch than the comparable 2017 period, and a 10.6 net GWh increase in generation at Piedmont due to a maintenance outage performed in the comparable 2017 period; and

•	increased generation in the Canada segment primarily due to a 7.5 net GWh increase at Mamquam due to higher water flows than the comparable 2017 period.

Availability

	Three months ended March 31,
			% change
	2018	2017	2018 vs. 2017
Segment
East U.S.	98.0%	96.8%	1.2%
West U.S.	97.2%	98.6%	(1.4)%
Canada	99.7%	91.4%	9.1%
Weighted average	98.3%	96.4%	2.0%

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Aggregate power availability for the three months ended March 31, 2018 increased 2.0% from the comparable 2017 period primarily due to:

•	increased availability in the Canada segment primarily due to a maintenance outage at Mamquam in the comparable period in 2017; and

•

increased availability in the East U.S. segment primarily due to a maintenance outage in February 2017 at Piedmont, partially offset by decreased availability at Kenilworth due to a planned outage in the three months ended March 31, 2018.

These increases were partially offset by:

•	decreased availability in the West U.S. segment primarily due to a forced outage at Oxnard.

Supplementary Non‑GAAP Financial Information

The key measurement we use to evaluate the results of our business is Project Adjusted EBITDA. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization (including non‑cash impairment charges) and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We believe that Project Adjusted EBITDA is a useful measure of financial results at our projects because it excludes non-cash impairment charges, gains or losses on the sale of assets and non-cash mark-to-market adjustments, all of which can affect year-to-year comparisons.  Project Adjusted EBITDA is before corporate overhead expense. The most directly comparable GAAP measure to Project Adjusted EBITDA is Project income. A reconciliation of Net income (loss) to Project income and to Project Adjusted EBITDA is provided under “Project Adjusted EBITDA” below. Project Adjusted EBITDA for our equity investments in unconsolidated affiliates is presented on a proportionately consolidated basis in the table below.

Project Adjusted EBITDA

	Three months ended
	March 31,		$ change
	2018	2017	2018 vs 2017
Net income (loss)	$14.2	$(0.6)	$14.8
Income tax expense (benefit)	3.2	(0.3)	3.5
Income (loss) from operations before income taxes	17.4	(0.9)	18.3
Administration	6.0	6.4	(0.4)
Interest expense, net	15.1	17.3	(2.2)
Foreign exchange (gain) loss	(8.2)	2.5	(10.7)
Other income, net	(2.0)	—	(2.0)
Project income	$28.3	$25.3	$3.0
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	27.9	34.9	(7.0)
Interest expense, net	1.0	2.4	(1.4)
Change in the fair value of derivative instruments	(3.8)	1.2	(5.0)
Project Adjusted EBITDA	$53.4	$63.8	$(10.4)
Project Adjusted EBITDA by segment
East U.S.	33.2	27.2	6.0
West U.S.	6.1	9.1	(3.0)
Canada	14.2	27.5	(13.3)
Un-Allocated Corporate	(0.1)	—	(0.1)
Total	$53.4	$63.8	$(10.4)

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended March 31,
			% change
	2018	2017	2018 vs. 2017
East U.S.
Project Adjusted EBITDA	$33.2	$27.2	22%

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Project Adjusted EBITDA for the three months ended March 31, 2018 increased $6.0 million from the comparable 2017 period primarily due to increased Project Adjusted EBITDA of:

•

$3.6  million at Morris due to $3.6 million of increased revenue from higher generation and higher merchant energy prices, a higher capacity price and higher steam and ancillary services revenues than the comparable 2017 period;

•	$0.7 million at Selkirk, which had a project loss in the comparable 2017 period and was sold in the fourth period of 2017; and

•	$0.5 million at Orlando due to lower fuel prices.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended March 31,
			% change
	2018	2017	2018 vs 2017
West U.S.
Project Adjusted EBITDA	$6.1	$9.1	(33)%

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Project Adjusted EBITDA for the three months ended March 31, 2018 decreased $3.0 million from the comparable 2017 period primarily due to decreased Project Adjusted EBITDA of:

•	$1.1 million, $1.1 million and $0.5 million at Naval Station, North Island and Naval Training Center, respectively, which ceased operations in February 2018; and

•	$0.6 million at Oxnard due to $0.6 million higher maintenance expense than the comparable 2017 period.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended March 31,
			% change
	2018	2017	2018 vs. 2017
Canada
Project Adjusted EBITDA	$14.2	$27.5	(48)%

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Project Adjusted EBITDA for the three months ended March 31, 2018 decreased $13.3 million from the comparable 2017 period primarily due to decreased Project Adjusted EBITDA of:

•	$7.5 million and $7.4 million at Kapuskasing and North Bay, respectively, due to expiration of the enhanced dispatch contracts in December 2017; and

•	$2.6 million at Tunis due to higher maintenance expense incurred in order to restart operations.

These decreases were partially offset by increased Project Adjusted EBITDA of:

•	$1.7 million at Nipigon primarily due to a contractual rate increase under the enhanced dispatch contract;

•	$1.0 million at Williams Lake primarily due to higher contracted firm energy revenues than the comparable 2017 period; and

•	$0.9 million at Mamquam primarily due to higher water flows and the timing of maintenance expense relative to the comparable 2017 period.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended March 31,
			% change
	2018	2017	2018 vs. 2017
Un-allocated Corporate
Project Adjusted EBITDA	$(0.1)	$—	NM

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Project Adjusted EBITDA for the three months ended March 31, 2018 did not change materially from the comparable 2017 period.

Liquidity and Capital Resources

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$82.6	$78.7
Restricted cash	5.7	6.2
Total	88.3	84.9
Revolving credit facility availability	122.5	119.5
Total liquidity	$210.8	$204.4

Overview

Our primary sources of liquidity are distributions from our projects and availability under our Revolving Credit Facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from September 30, 2018 to December 31, 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing external growth opportunities or fund our operations” in our Annual Report on Form 10‑K for the year ended December 31, 2017.

We expect to reinvest approximately $36.2 million in our portfolio, including equity method investments, in the form of project capital expenditures and maintenance expenses in 2018, of which $7.2 million has been incurred through March 31, 2018. Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2017. We do not expect any other material or unusual requirements for cash outflows for 2018 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Three months ended
	March 31,
	2018	2017	Change
Net cash provided by operating activities	$50.3	$34.1	$16.2
Net cash used in investing activities	(1.1)	(2.0)	0.9
Net cash used in financing activities	(45.7)	(29.5)	(16.2)

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

For the three months ended March 31, 2018, the net increase in cash flows provided by operating activities of $16.2 million was primarily the result of the following:

•

Working capital – changes in working capital resulted in a $20.9 million increase in cash flows from operating activities primarily due to an $18.3 million decrease in working capital at our Kapuskasing, North Bay,  Nipigon and San Diego projects, which were not in operation at March 31, 2018.

•	Interest expense – we paid $4.5 million of lower interest due to lower interest rates on our senior secured credit facility and the repayment of Piedmont’s project-level debt in 2017; and

•	Morris – higher dispatch at Morris had a $3.6 million impact on cash flows from operations in the three months ended March 31, 2018.

These increases were partially offset by the following decrease to cash flows from operations:

•

Contract expirations – the expiration of the enhanced dispatch contracts at our North Bay and Kapuskasing projects on December 31, 2017, as well as operations ceasing in February 2018 at our San Diego projects, had a $17.6 million impact on cash flows from operations.

Investing Activities

For the three months ended March 31, 2018, the net increase in cash flows used in investing activities of $0.9 million was primarily the result of the following:

•	Capitalized plant additions – capitalized plant additions were $0.9 million lower in the three months ended March 31, 2018 than the comparable 2017 period.

Financing Activities

For the three months ended March 31, 2018, the net decrease in cash flows used in financing activities of $16.2 million was primarily the result of the following:

•

Convertible debenture redemptions – we paid $88.1 million to redeem and cancel the Series C Debentures, in full, and the Series D Debentures, in part with proceeds from the issuance of the Series E Debentures;

•	Corporate and project-level debt repayments – we made $5.0 million of higher principal payments than the comparable 2017 period;

•	Preferred share repurchases – we paid $4.0 million in the three months ended March 31, 2018 to repurchase and cancel preferred shares;

•	Common share repurchases – we paid $6.4 million in the three months ended March 31, 2018 to repurchase and cancel common shares; and

•	Deferred financing costs – we incurred $4.8 million of deferred financing costs related to the issuance of the Series E Debentures.

These decreases were partially offset by the following increases to cash flows used in financing activities:

•	Convertible debenture issuance – we received $92.2 million from the issuance of the Series E Debentures.

Corporate Debt

The following table summarizes the maturities of our corporate debt at March 31, 2018:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2018	2019	2020	2021	2022	Thereafter
Senior secured term loan facility(1)	April 2023	4.40%	-	5.20%	$510.0	$60.0	$65.0	$105.0	$80.0	$75.0	$125.0
Atlantic Power Income LP Note	June 2036	5.95%			162.9	—	—	—	—	—	162.9
Convertible Debenture	December 2019	6.00%			19.2	—	19.2	—	—	—	—
Convertible Debenture	January 2025	6.00%			89.2	—	—	—	—	—	89.2
Total Corporate Debt					$781.3	$60.0	$84.2	$105.0	$80.0	$75.0	$377.1

(1)

The Credit Facility contains a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the Credit Facilities and the 5.95%  MTNs, letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Credit Agreement, and payment on the preferred equity issued by APPEL, a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of Term Loans outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and APPEL being unable to pay dividends to its shareholders. The amortization profile in the table above is based on principal payments according to the targeted principal amount described in (ii) above.

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at March 31, 2018. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At May 3, 2018, all of our projects were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements.

The range of interest rates presented represents the rates in effect at March 31, 2018. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2018	2019	2020	2021	2022	Thereafter
Consolidated Projects:
Epsilon Power Partners	January 2019	4.91%			$5.6	$4.8	$0.8	$—	$—	$—	$—
Cadillac	August 2025	6.13%			23.3	2.2	3.1	3.1	2.7	3.3	8.9
Total Consolidated Projects					28.9	7.0	3.9	3.1	2.7	3.3	8.9
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	—	5.2	7.8	8.8	10.1	11.0
Total Equity Method Projects					42.9	—	5.2	7.8	8.8	10.1	11.0
Total Project-Level Debt					$71.8	$7.0	$9.1	$10.9	$11.5	$13.4	$19.9

(1)

In June 2014, Chambers refinanced its project debt and issued (i) Series A (tax-exempt) Bonds due December 2023, of which our proportionate share is $41.3 million and (ii) Series B (taxable) Bonds due December 2019, of which our proportionate share is $1.6 million. The above table does not include our $4.2 million proportionate share of issuance premiums.

Uses of Liquidity

Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of principal and interest on our outstanding convertible debentures, senior secured term loans, MTNs and other corporate and project-level debt, funding the repurchase of shares of our common stock, our convertible debentures, our preferred shares (to the extent we choose to pursue any such repurchases), collateral and investment in our projects through capital expenditures, including major maintenance and business development costs and dividend payments to preferred shareholders of a subsidiary company.

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

We expect to reinvest approximately $1.4 million in 2018 (of which $0.2 million was reinvested in the three months ended March 31, 2018) in our portfolio, including equity method investments, in the form of project capital expenditures, and incur $34.8 million of maintenance expenses (of which $7.0 million was incurred in the three months ended March 31, 2018). Such investments are generally paid at the project level. See “—Capital and Major Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2017. We do not expect any other material or unusual requirements for cash outflows for 2018 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

We believe one of the benefits of our diverse fleet is that plant overhauls and other expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk‑based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected level in 2018 as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

Recently Adopted and Recently Issued Accounting Guidance

See Note 1 to the consolidated financial statements in this Quarterly Report on Form 10‑Q.

Off‑Balance Sheet Arrangements

As of March 31, 2018, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates and fuel and electricity prices. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) of the Exchange Act as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to  materially  affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2017 except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10‑Q relates to such risk factors (including, without limitation, the matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). To the extent any risk factors in our Annual Report on Form 10‑K for the year ended December 31, 2017 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10‑Q, including with respect to our business plan and any updated to our business strategy, such risk factors should be read in light of such information.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 29, 2017, we commenced an NCIB for each of our Series C and Series D Debentures, our common shares and for each series of the preferred shares of APPEL, our wholly-owned subsidiary. The NCIB expires on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs. Under the NCIB, we may purchase up to a total of 11,308,946 common shares based on 10% of our public float as of December 15, 2017 and we are limited to daily purchases of 11,789 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. Through March 31, 2018, we repurchased and cancelled approximately 3.0 million shares at a cost of $6.4 million. We also repurchased and cancelled approximately 237,500 of our Cdn$25.00 par value 4.85% Cumulative Redeemable Preferred Shares, Series 1 at Cdn$15.25 per share and 83,095 of our Cdn$25.00 par value Cumulative Floating Rate Preferred Shares, Series 3 at Cdn $17.80, for a total payment of Cdn$5.1 million in the three months ended March 31, 2018.

  The following table provides purchases of equity securities by the Issuer and Affiliated Purchases for the period of January 1, 2018 through March 31, 2018:

			Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid	as Part of a Publicly Announced	of Shares to be Purchased Under
Purchase Period	Shares Purchased	Per Share	Purchase Plan	the Plan
1/1/2018 - 1/31/2018	—		—	—
2/1/2018 - 2/28/2018	—		—	—
3/1/2018 - 3/31/2018	3,029,840	$ 2.10	3,029,840	$ 26,576,023
Total	3,029,840		3,029,840

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Third Amendment dated April 19, 2018 to the Credit and Guaranty Agreement, dated as of April 13, 2016, among APLP Holdings Limited Partnership, as Borrower, Atlantic Power Corporation, as guarantor, Certain Subsidiaries of APLP Holdings Limited Partnership, as Guarantors, Various Lenders, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers, Goldman Sachs Lending Partners LLC and Bank of America, N.A., as Joint Syndication Agents, Goldman Sachs Lending Partners LLC as Administrative Agent and Collateral Agent, and Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China, in their respective capacities as Joint Lead Arrangers and Joint Bookrunners.

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

Date: May 3, 2018	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)