Form 10-Q
period 2018-06-30
ATLANTIC POWER CORP
filed 2018-08-02
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2018 was 111,302,692.

ATLANTIC POWER CORPORATION

FORM 10‑Q

THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$80.8	$78.7
Restricted cash	1.9	6.2
Accounts receivable	25.3	52.7
Current portion of derivative instruments asset (Notes 7 and 8)	5.9	2.7
Inventory	14.0	17.7
Prepayments	4.3	6.9
Income taxes receivable	0.5	1.0
Other current assets	3.6	3.1
Total current assets	136.3	169.0
Property, plant, and equipment, net	573.1	602.3
Equity investments in unconsolidated affiliates (Note 4)	160.9	163.7
Power purchase agreements and intangible assets, net	166.3	191.2
Goodwill	21.4	21.3
Derivative instruments asset (Notes 7 and 8)	2.6	2.8
Other assets	7.2	8.5
Total assets	$1,067.8	$1,158.8
Liabilities
Current liabilities:
Accounts payable	$1.4	$2.2
Accrued interest	0.2	0.3
Other accrued liabilities	16.9	25.5
Current portion of long-term debt (Note 5)	78.0	99.5
Current portion of derivative instruments liability (Notes 7 and 8)	6.1	4.4
Other current liabilities	0.7	1.0
Total current liabilities	103.3	132.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 5)	574.6	616.3
Convertible debentures, net of discount and unamortized deferred financing costs (Note 6)	97.0	105.4
Derivative instruments liability (Notes 7 and 8)	17.7	19.9
Deferred income taxes	14.3	11.7
Power purchase and fuel supply agreement liabilities, net	22.5	24.1
Asset retirement obligations, net	44.7	45.3
Other long-term liabilities	5.8	6.4
Total liabilities	879.9	962.0
Equity
Common shares, no par value, unlimited authorized shares; 111,666,941 and 115,211,976 issued and outstanding at June 30, 2018 and December 31, 2017	1,266.8	1,274.8
Accumulated other comprehensive loss (Note 3)	(141.9)	(134.8)
Retained deficit	(1,143.3)	(1,158.4)
Total Atlantic Power Corporation shareholders’ equity	(18.4)	(18.4)
Preferred shares issued by a subsidiary company (Note 12)	206.3	215.2
Total equity	187.9	196.8
Total liabilities and equity	$1,067.8	$1,158.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Project revenue:
Energy sales (Note 2)	$31.4	$40.0	$69.8	$77.1
Energy capacity revenue (Note 2)	23.3	28.3	43.4	47.8
Other (Note 2)	11.5	55.7	33.0	97.5
	66.2	124.0	146.2	222.4
Project expenses:
Fuel	15.0	24.0	37.2	52.9
Operations and maintenance	27.2	23.3	48.5	43.6
Depreciation and amortization	21.0	29.5	44.7	59.0
	63.2	76.8	130.4	155.5
Project other income (loss):
Change in fair value of derivative instruments (Notes 7 and 8)	(0.2)	(2.7)	3.5	(3.9)
Equity in earnings (loss) of unconsolidated affiliates (Note 4)	11.2	(54.4)	23.5	(45.4)
Interest, net	(0.4)	(2.2)	(1.0)	(4.4)
	10.6	(59.3)	26.0	(53.7)
Project income (loss)	13.6	(12.1)	41.8	13.2
Administrative and other expenses:
Administration	6.2	5.7	12.2	12.1
Interest expense, net	11.1	18.4	26.1	35.7
Foreign exchange (gain) loss	(5.4)	5.9	(13.6)	8.3
Other income, net (Note 8)	(0.2)	—	(2.2)	—
	11.7	30.0	22.5	56.1
Income (loss) from operations before income taxes	1.9	(42.1)	19.3	(42.9)
Income tax expense (benefit) (Note 9)	0.9	(22.3)	4.2	(22.6)
Net income (loss)	1.0	(19.8)	15.1	(20.3)
Net income (loss) attributable to preferred shares of a subsidiary company (Note 12)	1.6	2.1	(0.1)	4.3
Net (loss) income attributable to Atlantic Power Corporation	$(0.6)	$(21.9)	$15.2	$(24.6)
Net (loss) income per share attributable to Atlantic Power Corporation shareholders: (Note 11)
Basic	$(0.01)	$(0.19)	$0.13	$(0.21)
Diluted	(0.01)	(0.19)	0.13	(0.21)
Weighted average number of common shares outstanding: (Note 11)
Basic	112.4	115.2	113.6	115.0
Diluted	112.4	115.2	140.1	115.0

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$1.0	$(19.8)	$15.1	$(20.3)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on hedging activities	$—	$(0.1)	$0.2	$(0.3)
Net amount reclassified to earnings	0.1	0.1	0.2	0.4
Net unrealized gain on derivatives	0.1	—	0.4	0.1
Defined benefit plan, net of tax	—	—	—	0.1
Foreign currency translation adjustments	(2.9)	4.7	(7.5)	6.7
Other comprehensive (loss) income, net of tax	(2.8)	4.7	(7.1)	6.9
Comprehensive (loss) income	(1.8)	(15.1)	8.0	(13.4)
Less: Comprehensive income (loss) attributable to preferred shares of a subsidiary company	1.6	2.1	(0.1)	4.3
Comprehensive (loss) income attributable to Atlantic Power Corporation	$(3.4)	$(17.2)	$8.1	$(17.7)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash provided by operating activities:
Net income (loss)	$15.1	$(20.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44.7	59.0
Share-based compensation	1.1	1.1
Equity in (earnings) loss from unconsolidated affiliates	(23.5)	45.4
Distributions from unconsolidated affiliates	27.3	17.2
Unrealized foreign exchange (gain) loss	(13.3)	8.3
Change in fair value of derivative instruments	(3.6)	3.9
Change in fair value of convertible debenture conversion option derivative	(2.3)	—
Amortization of debt discount and deferred financing costs	5.4	5.2
Change in deferred income taxes	2.0	(24.9)
Change in other operating balances
Accounts receivable	27.4	(5.0)
Inventory	3.7	(3.4)
Prepayments and other assets	3.8	(0.3)
Accounts payable	(1.9)	(1.4)
Accruals and other liabilities	(7.5)	0.9
Cash provided by operating activities	78.4	85.7
Cash used in investing activities:
Investment in unconsolidated affiliate	(1.1)	—
Purchase of property, plant and equipment	(1.3)	(4.2)
Cash used in investing activities	(2.4)	(4.2)
Cash used in financing activities:
Proceeds from convertible debenture issuance	92.2	—
Repayment of convertible debentures	(88.0)	—
Common share repurchases	(9.2)	—
Preferred share repurchases	(4.5)	—
Repayment of corporate and project-level debt	(58.8)	(56.9)
Cash payments for vested LTIP units withheld for taxes	(0.8)	(0.7)
Deferred financing costs	(4.8)	—
Dividends paid to preferred shareholders	(4.3)	(4.3)
Cash used in financing activities:	(78.2)	(61.9)
Net (decrease) increase in cash, restricted cash and cash equivalents	(2.2)	19.6
Cash, restricted cash and cash equivalents at beginning of period	84.9	98.8
Cash, restricted cash and cash equivalents at end of period	$82.7	$118.4
Supplemental cash flow information
Interest paid	$20.2	$33.4
Income taxes paid, net	$1.9	$2.2
Accruals for construction in progress	$0.1	$1.3

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of June 30, 2018, the Company’s portfolio consisted of twenty-two projects with an aggregate electric generating capacity of approximately 1,793 megawatts (“MW”) on a gross ownership basis and approximately 1,440 MW on a net ownership basis. Eighteen of the projects are majority‑owned and operated by the Company. At June 30, 2018, three of our Ontario projects were not in operation, two because of contract expirations on December 31, 2017, and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence with commercial operation of the plant in the fourth quarter of 2018. In early February 2018, our three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations. The sixteen projects in operation at June 30, 2018 have generating capacity of approximately 1,561 MW on a gross ownership basis and approximately 1,208 MW on a net ownership basis.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements present fairly our consolidated financial position as of June 30, 2018, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017 in accordance with U.S. generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance on January 1, 2018 and it was applied retrospectively to cash flows used in investing activities on the consolidated statements of cash flows for the six months ended June 30, 2017. As a result of adoption, cash flows used in investing activities was retrospectively decreased by $0.8 million for the six months ended June 30, 2017.

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

In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity recognizes revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. We adopted this guidance on January 1, 2018 and it did not have an impact on the consolidated financial statements. Accordingly, we did not record a transition adjustment. The standard also requires new disclosures that include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. These disclosures can be found in Note 2, Revenue from contracts.

Issued

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In January 2018, the FASB issued further authoritative guidance to provide an optional practical transition expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance. We expect to elect certain of the practical expedients permitted, including the expedient that permits us to retain our existing lease assessment and classification. We are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While we are currently evaluating the impact the new guidance will have on our financial position and results of operations, we expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending our review of our existing lease contracts. As this review is still in process, it is currently not practicable to quantify the impact of adopting this guidance at this time.

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

Nature of goods and services

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, which have expiration dates ranging from June 30, 2019 to March 31, 2037, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

Energy capacity

Capacity revenues are recognized when contractually earned, and consist of revenues billed to a third party at a negotiated contract price under the applicable PPAs for making installed generation capacity available in order to satisfy reliability requirements or merchant capacity sales based on the market price for such capacity. Energy capacity is billed and paid on a monthly basis.

Other revenue includes the following:
Steam energy and capacity

Steam revenue is recognized upon delivery to the customer. Steam capacity payments under the applicable PPAs are recognized as the amount billable under the respective PPA. Steam capacity is billed and paid on a monthly basis.

Waste heat

We generate electricity from excess steam provided by a nearby pipeline and its pumping station in the Canada segment. Waste heat is earned when it is generated and paid as a portion of monthly energy and capacity billing.

Enhanced dispatch contracts	We also bill and are paid for curtailment of energy generation under certain contractual arrangements with our offtaker. This revenue is recognized monthly under the terms of those agreements.
Ancillary and transmission services	We provide ancillary and transmission services to our customers under the terms of our PPAs. These services are billed and paid on a monthly basis.
Asset management and operation, operation and maintenance

We provide asset management and operation supervision to the Frederickson project, a facility that we jointly own with Puget Sound Energy. We also provide operation and maintenance services to several electric energy customers under the PPAs.  All services are billed and paid on a monthly basis.

Disaggregation of revenue

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate.  Each segment contains various power generation projects and performance obligations as described above.  For more detailed information about reportable segments, see Note 13, Segment and geographical information. Revenue, receivables and contract liabilities by segment consists of following:

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

	Three Months Ended June 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.6	$1.7	$8.1	$—	$31.4
Energy capacity revenue	13.6	6.8	2.9	—	23.3
Steam energy and capacity revenue	0.4	—	—	—	0.4
Waste heat revenue	—	—		—	—
Enhanced dispatch contracts	—	—	6.4	—	6.4
Ancillary and transmission services	3.4	—	1.3	—	4.7
Asset management and operation	—	—	—	—	—
Miscellaneous revenue	—	(0.2)		0.2	—
	39.0	8.3	18.7	0.2	66.2

	Three Months Ended June 30, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$24.4	$7.8	$7.8	$—	$40.0
Energy capacity revenue	12.4	13.3	2.6	—	28.3
Steam energy and capacity revenue	2.6	7.1	—	—	9.7
Waste heat revenue	—	—	0.1	—	0.1
Enhanced dispatch contracts	—	—	40.8	—	40.8
Ancillary and transmission services	1.0	—	4.1	—	5.1
Asset management and operation	—	—	—	0.3	0.3
Miscellaneous revenue	—	(0.3)	—	—	(0.3)
	40.4	27.9	55.4	0.3	124.0

	Six Months Ended June 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$47.0	$6.8	$16.0	$—	$69.8
Energy capacity revenue	24.9	12.7	5.8	—	43.4
Steam energy and capacity revenue	0.9	2.8	—	—	3.7
Waste heat revenue	—	—	0.1	—	0.1
Enhanced dispatch contracts	—	—	15.0	—	15.0
Ancillary and transmission services	7.8	—	6.3	—	14.1
Asset management and operation	—	—	—	—	—
Miscellaneous revenue	—	(0.4)	—	0.5	0.1
	80.6	21.9	43.2	0.5	146.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

	Six Months Ended June 30, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$46.2	$16.2	$14.7	$—	$77.1
Energy capacity revenue	22.5	20.0	5.3	—	47.8
Steam energy and capacity revenue	5.9	15.6	—	—	21.5
Waste heat revenue	—	—	0.3	—	0.3
Enhanced dispatch contracts	—	—	65.0	—	65.0
Ancillary and transmission services	1.9	—	8.8	—	10.7
Asset management and operation	—	—	—	0.5	0.5
Miscellaneous revenue	—	(0.5)	—	—	(0.5)
	76.5	51.3	94.1	0.5	222.4

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30,	December 31,
	2018	2017
Accounts receivables	$25.3	$52.7
Contract assets	—	—
Contract liabilities	0.6	1.0

Contract liabilities as of June 30, 2018 include a $0.4 million water license fee at Mamquam, which is a pass-through cost, and a $0.1 million capacity bonus accrual at Oxnard. Contract liabilities as of December 31, 2017 include recoverable wood fuel costs under the PPA and property tax at Williams Lake, which is proportionally estimated, pending receipt of an actual tax bill. The total $1.0 million was recognized as revenues from ancillary and transmission services in the first quarter of 2018.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

3. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation
Balance at beginning of period	$(138.9)	$(146.3)	$(134.3)	$(148.3)
Other comprehensive loss:
Foreign currency translation adjustments(1)	(2.9)	4.7	(7.5)	6.7
Balance at end of period	$(141.8)	$(141.6)	$(141.8)	$(141.6)
Pension
Balance at beginning of period	$(1.6)	$(0.8)	$(1.6)	$(0.9)
Other comprehensive loss:
Curtailment gain	—	—	—	0.1
Tax expense	—	—	—	—
Total Other comprehensive income before reclassifications, net of tax	—	—	—	0.1
Total amount reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Total other comprehensive income	—	—	—	0.1
Balance at end of period	$(1.6)	$(0.8)	$(1.6)	$(0.8)
Cash flow hedges
Balance at beginning of period	$1.4	$0.8	$1.1	$0.7
Other comprehensive income (loss):
Net change from periodic revaluations	—	(0.2)	0.4	(0.5)
Tax benefit (expense)	—	0.1	(0.2)	0.2
Total Other comprehensive (loss) income before reclassifications, net of tax	—	(0.1)	0.2	(0.3)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.1	0.2	0.3	0.7
Tax expense	—	(0.1)	(0.1)	(0.3)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.1	0.1	0.2	0.4
Total other comprehensive income	0.1	—	0.4	0.1
Balance at end of period	$1.5	$0.8	$1.5	$0.8

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

(3)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three and six months ended June 30, 2018 and 2017, respectively, for our proportional ownership interest in equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating results	2018	2017	2018	2017
Revenue
Frederickson	$4.7	$4.8	$9.8	$10.1
Orlando Cogen, LP	15.2	12.9	29.7	26.1
Koma Kulshan Associates	0.8	0.8	1.0	1.1
Chambers Cogen, LP	9.6	10.3	22.8	22.6
Selkirk Cogen Partners, LP (1)	—	1.0	—	1.8
	30.3	29.8	63.3	61.7
Project expenses
Frederickson	3.4	7.5	6.6	11.9
Orlando Cogen, LP	7.6	7.8	14.6	14.9
Koma Kulshan Associates	0.3	0.3	0.6	0.6
Chambers Cogen, LP	7.5	9.2	17.1	18.3
Selkirk Cogen Partners, LP (1)	—	1.3	—	2.8
	18.8	26.1	38.9	48.5
Project other expense
Frederickson	—	—	—	—
Orlando Cogen, LP	—	—	—	—
Koma Kulshan Associates	—	—	—	—
Chambers Cogen, LP	(0.3)	(47.5)	(0.9)	(48.0)
Selkirk Cogen Partners, LP (1)	—	(10.6)	—	(10.6)
	(0.3)	(58.1)	(0.9)	(58.6)
Project income (loss)
Frederickson	1.3	(2.7)	3.2	(1.8)
Orlando Cogen, LP	7.6	5.1	15.1	11.2
Koma Kulshan Associates	0.5	0.5	0.4	0.5
Chambers Cogen, LP	1.8	(46.4)	4.8	(43.7)
Selkirk Cogen Partners, LP (1)	—	(10.9)	—	(11.6)
Equity in earnings (loss) of unconsolidated affiliates	$11.2	$(54.4)	$23.5	$(45.4)

Distributions from equity method investments	(20.7)	(13.5)	(27.3)	(17.2)
Deficit of earnings of equity method investments, net of distributions	$(9.5)	$(67.9)	$(3.8)	$(62.6)

(1)	In November 2017, we sold our 17.7% interest in Selkirk.

On June 18, 2018, we purchased a 0.5% general partner interest in Concrete Hydro Partners L.P. (“Concrete”) for $1.1 million from Mt. Baker Corporation with cash on-hand. Prior to the purchase, we owned a 0.5% general partner interest and a 99.0% limited partner interest in Concrete; following the purchase, we own 100% of the entity. Concrete is the owner of a 50% limited partner interest in Koma Kulshan Associates, L.P. (“Koma”). As a result of the purchase, our ownership of Koma increased from 49.75% to 50.00%. With 50.00% percent ownership of Koma, we do not have financial control of the entity as the two owner parties have joint control and substantive participating rights through the

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

structure of the partnership agreement. Accordingly, since we did not obtain control of the project, we continued to account for Koma under the equity method of accounting as of June 30, 2018. The $1.1 million purchase was accounted for as an additional equity method investment in Koma.

On July 27, 2018, we acquired the remaining 50% partnership interest in Koma from Covanta Energy Americas, Inc. (“Covanta”) for a purchase price of $11.8 million. As a result of this purchase, subsequent to the end of the second quarter, we own 100% of Koma and beginning in the third quarter will consolidate the project prospectively. In addition, we bought out the operation and maintenance contract held by Covanta for $0.3 million. We completed this acquisition because we view our hydro assets as having excellent near-term value and strong long-term prospects. We will have 100% ownership and operating control of a hydro project with a PPA that has a 19-year remaining term.

The purchase will be accounted for under the acquisition method of accounting. As of August 1, 2018, we are in the process of completing our purchase price allocation, which includes allocating the purchase price to both tangible and intangible assets and liabilities of Koma. The $12.1 million total purchase price was funded with cash on-hand. We assumed operation of the project from Covanta on the acquisition date of July 27, 2018.

5. Long‑term debt

Long‑term debt consists of the following:

	June 30,	December 31,
	2018	2017	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$490.0	$540.0	LIBOR(2)	plus	3.00%
Senior unsecured notes, due June 2036 (Cdn$210.0)	159.5	167.4			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019 (3)	—	7.2	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (4)	22.5	24.0	LIBOR	plus	1.49%
Other long-term debt	—	0.1	5.50	% -	6.70%
Less: unamortized discount	(10.8)	(12.8)
Less: unamortized deferred financing costs	(8.6)	(10.1)
Less: current maturities	(78.0)	(99.5)
Total long-term debt	$574.6	$616.3

Current maturities consist of the following:

	June 30,	December 31,
	2018	2017	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$75.0	$90.0	LIBOR(2)	plus	3.00%
Epsilon Power Partners term facility, due 2019 (3)	—	6.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (4)	3.0	3.0	LIBOR	plus	1.49%
Total current maturities	$78.0	$99.5

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

(2)

London Interbank Offered Rate (“LIBOR”) cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $457.7 million of the $490 million outstanding

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

aggregate borrowings under our senior secured term loan facility at June 30, 2018. See Note 8, Accounting for derivative instruments and hedging activities for further details. On April 19, 2018, the repricing of the $510 million senior secured term loan facility became effective. As a result of the repricing, the interest rate margin on the term loan and revolver was reduced by 0.50% to LIBOR plus 3.00%.

(3)	In June 2018, we pre-paid the remaining $5.6 million principal amount originally due in 2018 and 2019.
(4)

We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 8, Accounting for derivative instruments and hedging activities, for further details.

(5)

6. Convertible debentures

Convertible debentures consist of the following:

	June 30,	December 31,
	2018	2017
6.00% Debentures due January 2025 (Series E) (Cdn $115.0 million)	87.3	—
5.75% Debentures due June 2019 (Series C)	—	42.5
6.00% Debentures due December 2019 (Series D) (Cdn $24.7 million)	18.8	64.5
Less: Unamortized deferred financing costs	(4.7)	(1.6)
Less: Unamortized discount	(4.4)	—
Total convertible debentures	$97.0	$105.4

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

On the initial closing date, we received net proceeds from the Series E Debentures Offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On January 29, 2018, we issued a notice to redeem all of the $42.5 million remaining principal amount of 5.75% Series C convertible unsecured subordinated debentures due June 2019 (the “Series C Debentures”) with the use of a portion of the proceeds from the Series E Debenture Offering. On February 2, 2018, we issued a notice to redeem Cdn$56.2 million principal amount of the 6.00% Series D extendible convertible unsecured subordinated debentures due December 2019 (the “Series D Debentures”) with the remaining proceeds from the Series E Debentures Offering. After the partial redemption, Cdn$24.7 million ($18.8 million) aggregate principal amount of the Series D Debentures remains outstanding.

The Series E Debentures have a maturity date of January 31, 2025. The Series E Debentures bear interest at a rate of 6.00% per year, and are convertible into our common shares at an initial conversion rate of approximately 238.0952 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$4.20 per common share.

We assessed the conversion option of the Series E Debentures and determined it should be separated from the host instrument and accounted for as an embedded derivative liability as the conversion option is in a currency different from our functional currency. Changes in the fair value of the conversion option derivative are recorded in the consolidated statements of operation. The conversion option derivative was initially measured at fair value ($4.7 million), with the host contract carried at a value equal to the difference between the carrying value of the Series E Debenture and the fair value of the derivative. Accordingly, no gain or loss was recorded on the initial measurement of

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

the derivative. The fair value of the conversion option derivative was $2.3 million as of June 30, 2018. The portion of the proceeds allocated to the separated derivative also created a discount of $4.7 million, which will be amortized to interest expense over the maturity period of the Series E Debentures. For additional information, see Note 8, Accounting for derivative instruments and hedging activities.

7. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of June 30, 2018 and December 31, 2017. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$80.8	$—	$—	$80.8
Restricted cash	1.9	—	—	1.9
Derivative instruments asset	—	8.5	—	8.5
Total	$82.7	$8.5	$—	$91.2
Liabilities:
Derivative instruments liability	$—	$21.5	$2.3	$23.8
Total	$—	$21.5	$2.3	$23.8

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$78.7	$—	$—	$78.7
Restricted cash	6.2	—	—	6.2
Derivative instruments asset	—	5.5	—	5.5
Total	$84.9	$5.5	$—	$90.4
Liabilities:
Derivative instruments liability	$—	$24.3	$—	$24.3
Total	$—	$24.3	$—	$24.3

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of June 30, 2018, the credit valuation adjustments resulted in a $1.9 million net increase in fair value, which consists of a $0.1 million pre‑tax gain in other comprehensive income and a $1.8 million gain in change in fair value of derivative instruments. As of December 31, 2017, the credit valuation adjustments resulted in a $2.2 million net increase in fair value, which consists of a $0.2 million pre‑tax gain in other comprehensive income and a $2.0 million gain in change in fair value of derivative instruments.

The conversion option derivative for the Series E Debentures is classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in developing fair value include the volatility of our common shares

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

and the fair value of the host contract, which is derived from recent similar convertible debenture offerings from peer companies. A discounted cash flow valuation technique is utilized to calculate to fair value of the conversion option derivative.

The following table reconciles, for the three and six months ended June 30, 2018, the beginning and ending balances for the conversion option derivative that is recognized at fair value in the consolidated financial statements, using significant unobservable inputs:

	Fair value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended	Six months ended
	June 30, 2018	June 30, 2018

Beginning balance	$2.6	$—
Total gains - realized / unrealized	(0.3)	2.3
Ending balance as of June 30, 2018	$2.3	$2.3

For cash and cash equivalents, accounts and other receivables, accounts payable and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.

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

We have also entered into various natural gas sales and purchase agreements for approximately 700,000 Mmbtu to effectively mitigate seasonal fluctuation of future natural gas price at Morris from September through February 2019. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at June 30, 2018. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 14.1 million Mmbtu of future natural gas purchases at our Orlando project, which is approximately 90% of the remaining expected natural gas purchases at the project in 2018 and 100% of our share of the expected natural gas purchases in 2019 through 2021. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at June 30, 2018. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

Atlantic Power Limited Partnership Holdings (“APLP Holdings”) has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate. At June 30, 2018, these agreements totaled $457.7 million notional amount of the remaining $490.0 million aggregate principal amount of borrowings under the senior secured term loan facility (“Term Loan Facility”). These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the $700.0 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 3.00%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 4.00% all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount. The weighted average rate of these swap agreements is 1.34%, resulting in an all-in rate of approximately 4.34% for $457.7 million of the Term Loan Facility. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning June 30, 2018 through September 30, 2019, we mitigated exposure to changes in interest rates for $100 million notional amount at a one-month LIBOR fixed rate of 2.18% and for the period beginning October 1, 2019 through December 31, 2020, for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%.

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

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures, and our Medium Term Notes due June 23, 2036 (“MTNs”). Principal and interest payments for our senior secured term loans as well as our U.S. dollar-denominated convertible debentures are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements.

In July 2017, we entered into foreign exchange forward contracts to sell a total of Cdn$10 million at an exchange rate of 1.2481 in three tranches of Cdn$3.3 million each. One tranche of Cdn$3.3 million remains and will settle in December 2018. In July 2017, we also entered into foreign exchange forward contracts to sell a total of Cdn$10

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

million at an exchange rate of 1.2943. One tranche of Cdn$2.0 million remains and will settle in December 2018. In September 2017, we entered into foreign exchange forward contracts to sell Cdn$5.0 million at an exchange rate of 1.2196 in September 2018.

Foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations at June 30, 2018.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for NPNS exemption at June 30, 2018 and December 31, 2017:

		June 30,	December 31,
	Units	2018	2017
Natural gas swaps	Natural Gas (Mmbtu)	14.1	9.9
Gas purchase agreements	Natural Gas (Gigajoules)	9.9	9.9
Interest rate swaps	Interest (US$)	664.6	412.6
Foreign currency forward contracts	Dollars (Cdn$)	10.3	25.0

Fair value of derivative instruments

We disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	June 30, 2018
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.4
Interest rate swaps long-term	—	1.0
Total derivative instruments designated as cash flow hedges	—	1.4
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	5.2	—
Interest rate swaps long-term	2.6	—
Natural gas swaps current	—	0.1
Natural gas swaps long-term	—	1.4
Gas purchase agreements current	0.2	3.2
Gas purchase agreements long-term	—	15.4
Convertible debenture conversion option	—	2.3
Foreign currency forward contracts current	0.5	—
Total derivative instruments not designated as cash flow hedges	8.5	22.4
Total derivative instruments	$8.5	$23.8

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

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended June 30, 2018	Swaps
Accumulated OCI balance at March 31, 2018	$1.4
Change in fair value of cash flow hedges	—
Realized from OCI during the period	0.1
Accumulated OCI balance at June 30, 2018	$1.5

Interest Rate
Three Months Ended June 30, 2017	Swaps
Accumulated OCI balance at March 31, 2017	$0.8
Change in fair value of cash flow hedges	(0.1)
Realized from OCI during the period	0.1
Accumulated OCI balance at June 30, 2017	$0.8

Interest Rate
Six Months Ended June 30, 2018	Swaps
Accumulated OCI balance at January 1, 2018	$1.1
Change in fair value of cash flow hedges	0.2
Realized from OCI during the period	0.2
Accumulated OCI balance at June 30, 2018	$1.5

Interest Rate
Six Months Ended June 30, 2017	Swaps
Accumulated OCI balance at January 1, 2017	$0.7
Change in fair value of cash flow hedges	(0.3)
Realized from OCI during the period	0.4
Accumulated OCI balance at June 30, 2017	$0.8

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended June 30,		Six Months Ended June 30,
	recognized in income	2018	2017	2018	2017
Gas purchase agreements	Fuel	$0.8	$2.4	1.7	$4.9
Natural gas swaps	Fuel	0.2	(0.4)	0.8	(0.5)
Interest rate swaps	Interest, net	(1.1)	0.8	(1.1)	1.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the unrealized (loss) gain resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
	recognized in income	2018	2017	2018	2017
Natural gas swaps	Change in fair value of derivatives	$(0.6)	$(0.8)	$(0.5)	$(0.6)
Gas purchase agreements	Change in fair value of derivatives	0.3	(0.8)	1.6	(2.9)
Interest rate swaps	Change in fair value of derivatives	0.1	(1.1)	2.4	(0.4)
		$(0.2)	$(2.7)	3.5	(3.9)
Convertible debenture conversion option	Other income, net	(0.2)	—	(2.3)	—
Foreign currency forwards	Foreign exchange loss	$(0.1)	$(0.3)	$(0.6)	$(0.5)

X

9. Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax expense	$1.1	$1.4	$2.2	$2.3
Deferred income tax (benefit) expense	(0.2)	(23.7)	2.0	(24.9)
Total income tax expense (benefit), net	$0.9	$(22.3)	$4.2	$(22.6)

For the three and six months ended June 30, 2018 and 2017

Income tax expense for the three months ended June 30, 2018 was $0.9 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.5 million. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, which have been reflected in our 2017 year-end financials, limitation on the deduction of net business interest expense, and base erosion and anti-abuse tax. Based on estimates as of the date of this filing, the interest expense limitation and base erosion and anti-abuse tax will not have a material impact on cash taxes. The primary items impacting the tax rate for the three months ended June 30, 2018 were $0.3 million relating to foreign exchange and $0.2 million of other permanent differences. These items were partially offset by a net decrease to our valuation allowances of $0.1 million, consisting of $0.1 million decreases in Canada due to income and no changes in the United States for the period.

Income tax benefit for the three months ended June 30, 2017 was $22.3 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $11.0 million. The primary item increasing the tax rate for the three months ended June 30, 2017 was $0.2 million relating to return to provision adjustments. This item was partially offset by $8.4 million relating to operating in higher tax rate jurisdictions, $2.6 million related to a net decrease to our valuation allowances in Canada due to income and $0.6 million relating to foreign exchange.

Income tax expense for the six months ended June 30, 2018 was $4.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $5.0 million. The primary items impacting the tax rate for the six months ended June 30, 2018 were a net increase to our valuation allowances of $0.8 million, consisting of $0.8 million of increases in Canada related to losses and no changes in the United States for the period. In addition, the rate was further impacted by $0.3 million of taxes and $0.3 million of other permanent differences. These

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

items were partially offset by $1.3 million related to capital loss on intercompany notes and $0.9 million relating to changes in tax rates.

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

As of June 30, 2018, we have recorded a valuation allowance of $152.2 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the U.S. and in Canada and available tax planning strategies.

10. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the six months ended June 30, 2018:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2017	2,884,574	2.22
Granted	2,483,237	2.02
Vested and redeemed	(1,216,252)	2.24
Outstanding at June 30, 2018	4,151,559	$2.09

Cash payments made for vested notional units for the six months ended June 30, 2018 and 2017 were $0.8 million and $0.7 million, respectively. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $1.0 million and $1.5 million for the three and six months ended June 30, 2018, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively.

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at June 30, 2018 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent of the transition notional shares granted in January 2015 with respect to fiscal year 2015 will vest upon the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50% (Cdn$4.77).

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

11. Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Atlantic Power Corporation by the weighted average common shares outstanding during their respective periods. Shares issued and shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings (loss) per share calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. The outstanding equity compensation for non-vested LTIP and Transition Equity Participation Agreement notional shares are not considered outstanding for purposes of computing basic earnings (loss) per share. However, these instruments are included in the denominator for purposes of computing diluted earnings (loss) per share under the treasury stock method.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

The following table sets forth the calculation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to Atlantic Power Corporation	$(0.6)	$(21.9)	$15.2	$(24.6)
Denominator:
Weighted average basic shares outstanding	112.4	115.2	113.6	115.0
Basic (loss) earnings per share attributable to Atlantic Power Corporation	$(0.01)	$(0.19)	$0.13	$(0.21)
Diluted
Numerator:
Net (loss) income attributable to Atlantic Power Corporation	$(0.6)	$(21.9)	$15.2	$(24.6)
Add: convertible debenture interest expense	—	—	2.2	—
	(0.6)	(21.9)	17.4	(24.6)
Denominator:
Weighted average basic shares outstanding	112.4	115.2	113.6	115.0
Convertible debentures	—	—	26.5	—
Share-based compensation	—	—	—	—
	112.4	115.2	140.1	115.0
Diluted (loss) earnings per share attributable to Atlantic Power Corporation	$(0.01)	$(0.19)	$0.13	$(0.21)

 The following table summarizes our outstanding instruments that are anti-dilutive and were not included in the computation of our diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation	2.6	2.6	5.4	2.6
Convertible debentures	29.1	8.1	—	8.1
Total	31.7	10.7	5.4	10.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

12. Equity

The following table provides a reconciliation of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company and total equity for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2018	$(18.4)	$215.2	$196.8
Net income (loss)	15.2	(0.1)	15.1
Realized and unrealized gain on hedging activities, net of tax	0.4	—	0.4
Foreign currency translation adjustment	(7.5)	—	(7.5)
Common share repurchases	(9.2)	—	(9.2)
Preferred share repurchases	—	(4.5)	(4.5)
Share-based compensation	1.1	—	1.1
Dividends declared on preferred shares of a subsidiary company	—	(4.3)	(4.3)
Balance at June 30, 2018	$(18.4)	$206.3	$187.9

	Six months ended June 30, 2017
	Total Atlantic	Preferred shares
	Power Corporation	issued by a subsidiary
	Shareholders’ Equity	company	Total Equity
Balance at January 1, 2017	$64.6	$221.3	$285.9
Net (loss) income	(24.6)	4.3	(20.3)
Realized and unrealized gain on hedging activities, net of tax	0.1	—	0.1
Foreign currency translation adjustment	6.7	—	6.7
Defined benefit plan, net of tax	0.1	—	0.1
Share-based compensation	1.1	—	1.1
Dividends declared on preferred shares of a subsidiary company	—	(4.3)	(4.3)
Balance at June 30, 2017	$48.0	$221.3	$269.3

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

On December 29, 2017, we commenced a new NCIB for our Series C and Series D Debentures, our common shares and for each series of the preferred shares of APPEL. The new NCIBs expire on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the new NCIBs, we may purchase up to a total of 11,308,946 common shares based on 10% of our public float as of

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

December 15, 2017 and we are limited to daily purchases of 11,789 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the new NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the NYSE in compliance with Rule 10b-18 under the Exchange Act or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval. For the six months ended June 30, 2018, we repurchased and cancelled 4.3 million shares at a cost of $9.2 million.

On June 21, 2018, we amended the NCIBs to increase the number of 4.85% Cumulative Redeemable Preferred Shares, Series 1 (“Series 1 Preferred Shares”) that we may purchase to 475,000, representing approximately 10% of the 4,750,000 preferred shares public float as of December 15, 2017; increase the number of Cumulative Rate Reset Preferred Shares, Series 2 (“Series 2 Preferred Shares”) that we may purchase to 233,609, representing approximately 10% of the 2,338,094 preferred shares public float as of December 15, 2017; and increase the number of Cumulative Floating Rate Preferred Shares, Series 3 (“Series 3 Preferred Shares”) that we may purchase to 164,790, representing approximately 10% of the 1,661,906 preferred shares public float as of December 15, 2017. Daily repurchases are not affected by the amendment and each series will be limited to 1,000 preferred shares daily, other than block purchase exemptions.

Under the NCIBs, we also repurchased and cancelled 237,500 of our Series 1 Preferred Shares and 123,095 of our Series 3 Preferred Shares at a total cost of $4.5 million, resulting in a $4.4 million gain recorded in net (loss) income attributable to preferred shares of a subsidiary company in the six months ended June 30, 2018.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

A reconciliation of Project Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2018 and 2017 is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended June 30, 2018
Project revenues	$39.0	$8.3	$18.7	$0.2	$66.2
Segment assets	610.5	167.1	197.6	92.6	1,067.8
Project Adjusted EBITDA	$31.2	$(0.7)	$9.0	$0.3	$39.8
Change in fair value of derivative instruments	0.5	—	(0.2)	(0.1)	0.2
Depreciation and amortization	11.4	5.6	8.0	0.1	25.1
Interest, net	0.9	—	—	—	0.9
Project income (loss)	18.4	(6.3)	1.2	0.3	13.6
Administration	—	—	—	6.2	6.2
Interest expense, net	—	—	—	11.1	11.1
Foreign exchange gain	—	—	—	(5.4)	(5.4)
Other income, net	—	—	—	(0.2)	(0.2)
Income (loss) before income taxes	18.4	(6.3)	1.2	(11.4)	1.9
Income tax expense	—	—	—	0.9	0.9
Net income (loss)	$18.4	$(6.3)	$1.2	$(12.3)	$1.0

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended June 30, 2017
Project revenues	$40.4	$27.9	$55.4	$0.3	$124.0
Segment assets	688.5	299.3	281.9	104.4	1,374.1
Project Adjusted EBITDA	$29.1	$10.6	$45.2	$0.5	$85.4
Change in fair value of derivative instruments	0.7	—	0.9	1.0	2.6
Depreciation and amortization	11.4	10.0	13.2	0.1	34.7
Interest, net	2.6	(0.1)	—	—	2.5
Impairment	57.7	—	—	—	57.7
Project (loss) income	(43.3)	0.7	31.1	(0.6)	(12.1)
Administration	—	—	—	5.7	5.7
Interest expense, net	—	—	—	18.4	18.4
Foreign exchange loss	—	—	—	5.9	5.9
(Loss) income before income taxes	(43.3)	0.7	31.1	(30.6)	(42.1)
Income tax benefit	—	—	—	(22.3)	(22.3)
Net (loss) income	$(43.3)	$0.7	$31.1	$(8.3)	$(19.8)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Six Months Ended June 30, 2018
Project revenues	$80.6	$21.9	$43.2	$0.5	$146.2
Segment assets	610.5	167.1	197.6	92.6	1,067.8
Project Adjusted EBITDA	$64.4	$5.4	$23.2	$0.2	$93.2
Change in fair value of derivative instruments	0.2	—	(1.4)	(2.4)	(3.6)
Depreciation and amortization	23.2	13.6	16.1	0.2	53.1
Interest, net	1.9	—	—	—	1.9
Project income (loss)	39.1	(8.2)	8.5	2.4	41.8
Administration	—	—	—	12.2	12.2
Interest expense, net	—	—	—	26.1	26.1
Foreign exchange gain	—	—	—	(13.6)	(13.6)
Other income, net	—	—	—	(2.2)	(2.2)
Net income (loss) before income taxes	39.1	(8.2)	8.5	(20.1)	19.3
Income tax expense	—	—	—	4.2	4.2
Net income (loss)	$39.1	$(8.2)	$8.5	$(24.3)	$15.1

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Six Months Ended June 30, 2017
Project revenues	$76.5	$51.3	$94.1	$0.5	$222.4
Segment assets	688.5	299.3	281.9	104.4	1,374.1
Project Adjusted EBITDA	$56.2	$19.8	$72.8	$0.5	$149.3
Change in fair value of derivative instruments	1.3	—	4.1	(1.6)	3.8
Depreciation and amortization	22.7	19.8	26.4	0.4	69.3
Interest, net	5.3	—	—	—	5.3
Impairment	57.7	—	—	—	57.7
Project income (loss)	(30.8)	—	42.3	1.7	13.2
Administration	—	—	—	12.1	12.1
Interest expense, net	—	—	—	35.7	35.7
Foreign exchange loss	—	—	—	8.3	8.3
Net (loss) income before income taxes	(30.8)	—	42.3	(54.4)	$(42.9)
Income tax benefit	—	—	—	(22.6)	(22.6)
Net (loss) income	$(30.8)	$—	$42.3	$(31.8)	$(20.3)

The table below provides information, by country, about our consolidated operations for each of the three and six months ended June 30, 2018 and 2017 and Property, Plant & Equipment as of June 30, 2018 and December 31, 2017, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue		Project Revenue		Property, Plant and
	Three Months Ended		Six Months Ended		Equipment, net of
	June 30,		June 30,		accumulated depreciation
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
United States	$47.5	$68.6	$103.0	$128.3	$409.8	$426.2
Canada	18.7	55.4	43.2	94.1	163.3	176.1
Total	$66.2	$124.0	$146.2	$222.4	$573.1	$602.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions U.S. dollars, except per‑share amounts)

(Unaudited)

Concentration risk

Niagara Mohawk, BC Hydro, Georgia Power Company and Equistar Chemicals, LP provided 16.9%,  13.0%,  11.6% and 11.6%, respectively, of total consolidated revenues for the three months ended June 30, 2018. Independent Electricity System Operator (“IESO”), Ontario Electricity Financial Corporation (“OEFC”) and Niagara Mohawk provided 17.8%,  17.8% and 11.8%, respectively, of total consolidated revenues for the three months ended June 30, 2017. Niagara Mohawk, BC Hydro, Equistar Chemicals, LP and IESO provided 16.3%,  14.2%,  11.5% and 10.2%, respectively, of total consolidated revenues for the six months ended June 30, 2018. IESO, Niagara Mohawk and OEFC provided 20.9%,  12.1% and 11.5%, respectively, of total consolidated revenues for the six months ended June 30, 2017. IESO and OEFC purchase electricity from the Calstock and Nipigon projects in the Canada segment, Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment, Equistar Chemicals, LP purchases electricity from the Morris project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

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

Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of June 30, 2018.

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

OVERVIEW

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of June 30, 2018, the Company’s portfolio consisted of twenty-two projects with an aggregate electric generating capacity of approximately 1,793 MW on a gross ownership basis and approximately 1,440 MW on a net ownership basis. Eighteen of the projects are majority‑owned and operated by the Company. At June 30, 2018, three of our Ontario projects were not in operation, two because of contract expirations on December 31, 2017, and the other, Tunis, has a forward-starting 15-year contractual agreement that will commence with commercial operation of the plant in the fourth quarter of 2018. In early February 2018, our three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations. The sixteen projects in operation at June 30, 2018 have generating capacity of approximately 1,561 MW on a gross ownership basis and approximately 1,208 MW on a net ownership basis.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from June 30, 2019 to March 31, 2037. We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

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

We directly operate and maintain eighteen of our power generation projects (twelve of which are currently in operation). We also partner with recognized leaders in the independent power industry to operate and maintain our other projects. Under these operation, maintenance and management agreements, the operator is typically responsible for operations, maintenance and repair services.

RECENT DEVELOPMENTS

Koma Kulshan Acquisition

On June 18, 2018, we purchased a 0.5% general partner interest in Concrete Hydro Partners L.P. (“Concrete”) for $1.1 million from Mt. Baker Corporation with cash on-hand. Prior to the purchase, we owned a 0.5% general partner interest and a 99.0% limited partner interest in Concrete; following the purchase, we own 100% of the entity. Concrete is the owner of a 50% limited partner interest in Koma Kulshan Associates, L.P. (“Koma”).  As a result of the purchase, our ownership of Koma increased from 49.75% to 50.00%. The $1.1 million purchase was accounted for as an additional equity method investment in Koma.

On July 27, 2018, we acquired the remaining 50% partnership interest in Koma from Covanta Energy Americas, Inc. (“Covanta”) for a purchase price of $11.8 million. As a result of the purchase, we own 100% of Koma and will consolidate the project prospectively from the acquisition date. In addition, we bought out the operation and maintenance contract held by Covanta for $0.3 million.

The purchase will be accounted for under the acquisition method of accounting. As of August 1, 2018, we are in the process of completing our purchase price allocation, which includes allocating the purchase price to both tangible and intangible assets and liabilities of Koma. The $12.1 million total purchase price was funded with cash on-hand. We assumed operation of the project from Covanta on the acquisition date of July 27, 2018.

Share buybacks

Under the new NCIB, we repurchased and cancelled approximately 1.3 million shares at a cost of $2.8 million during the three months ended June 30, 2018, bringing our total purchases for the six months ended June 30, 2018 to approximately 4.3 million shares at a cost of $9.2 million.

We also repurchased and cancelled 40,000 of our Series 3 Preferred Shares for Cdn$0.7 million in the three months ended June 30, 2018. We previously purchased and cancelled 237,500 of our Series 1 Preferred Shares and 83,095 of our Series 3 Preferred Shares for a total payment of Cdn$5.1 million in the three months ended March 31, 2018.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of August 1, 2018, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a rating agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

							Power	Customer Credit
Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
East U.S. Segment
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A–
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September 2032	A–
Morris(2)	Illinois	Natural Gas	177	100.00%	120	Merchant	N/A	NR
					57	Equistar Chemicals, LP	December, 2034	BBB+(3)
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June 2028	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric(4)	March 2024	BBB+
					16	Chemours Co.	March 2024	BB
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2019 (5)	AA
Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027 (6)	A–
West U.S. Segment
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	April 2020 (7)	BBB+
Manchief (8)	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A–
Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA–
					45	Grays Harbor PUD	August 2022	A+
					30	Franklin Co. PUD	August 2022	A+
Koma Kulshan(9)	Washington	Hydro	13	100.00%	13	Puget Sound Energy	March 2037	BBB
Canada Segment
Mamquam(10)	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	June 2019	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	June 2020	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022 (11)	AA

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Equistar has an option to purchase Morris that is exercisable in December 2020 and in December 2027.

(3)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(4)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(5)	Merck has two additional successive one-year extension options.

(6)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through June 30, 2018, the facility has generated 7,511 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

(7)	Oxnard’s steam sales agreement expires in February 2020.

(8)	Public Service Company of Colorado has an option to purchase Manchief that is exercisable in May 2020 and in May 2021.

(9)	In June 2018, we purchased an additional 0.25% ownership of Koma Kulshan and in July 2018, we purchased the remaining 50%, bringing our total ownership to 100%.

(10)	BC Hydro has an option to purchase Mamquam that is exercisable in November 2021.

(11)

In December 2017, we entered into a long-term enhanced dispatch contract with the IESO for Nipigon for the period from November 1, 2018 through December 31, 2022. As a result, the PPA will be terminated effective October 31, 2018.  The long-term enhanced dispatch contract provides for Nipigon to receive monthly capacity-type payments based on the original PPA, with adjustment for operational savings that will be shared with the IESO. In addition, the project will function as a market participant and earn energy revenues for those periods during which it operates.

The following table below outlines our power generating assets under contract, but not currently in operation:

				Economic			Power	Customer Credit
Project	Location	Type	MW	Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
Canada Segment
Tunis	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	(1)	AA

(1)

In December 2014, we entered into an agreement with the Ontario Power Authority and its successor, the IESO, for the future operations of the Tunis facility. Subject to meeting certain technical requirements, Tunis will operate under a 15-year agreement with the IESO commencing during the fourth quarter of 2018. The agreement provides the Tunis project with a fixed monthly payment which escalates annually according to a pre-defined formula while allowing it to earn additional energy revenues for those periods during which it operates.

The following table outlines our power generating assets not currently in operation or under contract:

				Economic			Power	Customer Credit
Project	Location	Type	MW	Interest	Net MW	Primary Electric Purchasers	Contract Expiry	Rating (S&P)
West U.S. Segment
Naval Station	California	Natural Gas	47	100.00%	47	N/A	(1)	N/A
Naval Training Center	California	Natural Gas	25	100.00%	25	N/A	(1)	N/A
North Island	California	Natural Gas	40	100.00%	40	N/A	(1)	N/A
Canada Segment
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	N/A	N/A	N/A
North Bay	Ontario	Natural Gas	40	100.00%	40	N/A	N/A	N/A

(1)

Although our original PPAs with San Diego Gas & Electric (“SDG&E”) for these three projects were not scheduled to expire until December 2019, we ceased operations at these projects in February 2018, when our land use agreements with the U.S. Navy expired. In July 2017, we executed amendments to the existing PPAs with SDG&E for Naval Station, North Island and Naval Training Center (“NTC”), which provided for termination of the existing PPAs, and we entered into new seven-year Power Purchase Tolling Agreements (“PPTAs”) with SDG&E for the Naval Station and North Island projects. The PPTAs are subject to certain significant conditions, including retaining the right to operate on the Navy properties beyond February 2018 (“site control”). We also entered into Resource Adequacy (“RA”) contracts with SDG&E for all three projects. The RA contracts also require us to obtain site control. We obtained approval of the California Public Utilities Commission (“CPUC”) for the aforementioned PPTAs, termination of the existing PPAs and the RA contracts on March 1, 2018. As a result of the approval, the existing PPAs with SDG&E for Naval Station, North Island and Naval Training Center were terminated on March 1, 2018. As of August 1, 2018, we have not obtained site control at any of the three plant sites. In September 2017, we entered into a seven-year PPA with Southern California Edison for our NTC project that would commence in January 2019. The PPA is a sale of RA capacity and a toll of the energy production resulting from offering the resource to the California Independent System Operator. However, in July 2018, the CPUC rejected this PPA. Accordingly, we are proceeding with plans to decommission NTC.

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017, which are analyzed in greater detail below:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Project revenue	$66.2	$124.0	$146.2	$222.4
Project income (loss)	$13.6	$(12.1)	$41.8	$13.2
Net (loss) income attributable to Atlantic Power Corporation	$(0.6)	$(21.9)	$15.2	$(24.6)
(Loss) income per share attributable to Atlantic Power Corporation—basic	$(0.01)	$(0.19)	$0.13	$(0.21)
(Loss) income per share attributable to Atlantic Power Corporation—diluted	$(0.01)	(0.19)	0.13	(0.21)
Project Adjusted EBITDA(1)	$39.8	$85.4	$93.2	$149.3

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Project revenue decreased by $57.8 million to $66.2 million in the three months ended June 30, 2018 from $124.0 million in the three months ended June 30, 2017. The primary drivers of the decrease are as follows:

•

OEFC settlement – we recorded $24.7 million of project revenue related to the OEFC settlement in the comparable 2017 period at our North Bay, Kapuskasing and Tunis projects and did not receive a settlement in 2018;

•	San Diego projects – the Naval Station, North Island and NTC projects ceased operations in February 2018. This resulted in a $19.9 million decrease in project revenue;

•	Enhanced dispatch contracts – the enhanced dispatch contracts with the IESO for Kapuskasing and North Bay expired in December 2017, which resulted in a $10.4 million decrease in project revenue; and

•

Williams Lake – the energy purchase agreement extension that became effective in April 2018 and provided lower pass-through of costs than the previous contract. The project also had lower dispatch than the comparable 2017 period. These factors resulted in a $3.7 million decrease in project revenue.

Consolidated project income increased by $25.7 million to $13.6 million in the three months ended June 30, 2018 from $(12.1) million in the three months ended June 30, 2017. The primary drivers of the increase are as follows:

•

Equity in earnings of unconsolidated affiliates – our equity in earnings of unconsolidated affiliates increased by $65.6 million for the three months ended June 30, 2018 primarily due to $57.7 million of impairments recorded at our Chambers and Selkirk projects in the comparable 2017 period, as well as $4.0 million and $2.6 million increases at our Frederickson and Orlando projects, respectively, due to higher maintenance expenses and longer maintenance outages incurred in the comparable 2017 period;

•

Fuel expense – fuel expense decreased $9.0 million from the comparable 2017 period primarily due to an $8.9 million decrease at the Naval Station, North Island and NTC projects, which ceased operations in February 2018; and

•

Depreciation and amortization expense – depreciation and amortization expense decreased by $8.5 million from the comparable 2017 period primarily due to decreases of $4.4 million and $3.7 million at our Kapuskasing and North Bay projects, respectively, which were fully depreciated as of December 31, 2017, a $1.6 million decrease at Williams Lake, which recorded a $29.1 million impairment in the fourth quarter of 2017, and a $3.4 million decrease at our San Diego projects due to accelerated depreciation since the third quarter of 2017. These decreases were partially offset by $4.4 million of increased amortization of the PPA intangible asset at our Nipigon project.

These increases in project income were partially offset by a decrease in project income resulting from:

•	Project revenue – project revenue decreased $57.8 million as discussed above.

Project revenue decreased by $76.2 million to $146.2 million in the six months ended June 30, 2018 from $222.4 million in the six months ended June 30, 2017. The primary drivers of the decrease are as follows:

•	San Diego projects – the Naval Station, North Island and NTC projects ceased operations in February 2018, which resulted in a $29.7 million decrease in project revenue;

•	Enhanced dispatch contracts – the enhanced dispatch contracts with the IESO for Kapuskasing and North Bay expired in December 2017, which resulted in a $27.1 million decrease in project revenue;

•

OEFC settlement – we recorded $24.7 million of project revenue related to the OEFC settlement in the comparable 2017 period at our North Bay, Kapuskasing and Tunis projects and did not receive a settlement in 2018;  and

•

Williams Lake – the energy purchase agreement extension that became effective in April 2018 and provided lower pass-through of costs than the previous contract. These factors resulted in a $2.8 million decrease in project revenue.

These decreases were partially offset by:

•	Morris project – $4.8 million increase in revenue at our Morris project due to higher capacity prices, higher merchant dispatch, and higher steam and ancillary services than the comparable 2017.

Consolidated project income increased by $28.6 million to $41.8 million in the six months ended June 30, 2018 from $13.2 million in the six months ended June 30, 2017. The primary drivers of the increase are as follows:

•

Equity in earnings of unconsolidated affiliates – our equity earnings of unconsolidated affiliates increased by $68.9 million for the six months ended June 30, 2018 primarily due to $57.7 million of impairments recorded at our Chambers and Selkirk projects in the comparable 2017 period, as well as $5.0 million and $3.8 million increases at our Frederickson and Orlando projects, respectively, due to higher maintenance expenses and longer maintenance outages incurred in the comparable 2017 period;

•

Fuel expense – fuel expense decreased $15.7 million from the comparable 2017 period primarily due to a $14.8 million decrease at the Naval Station, North Island and NTC projects, which ceased operations in February 2018;

•

Depreciation and amortization expense – depreciation and amortization expense decreased by $14.3 million from the comparable 2017 period primarily due to decreases of $8.8 million and $7.4 million at our Kapuskasing and North Bay projects, respectively, which were fully depreciated as of December 31, 2017. This decrease was partially offset by $9.0 million of increased amortization of the PPA intangible asset at our Nipigon project; and

•	Fuel swap and natural gas purchase agreements – the change in fair value of our derivative instruments increased $7.4 million from the comparable 2017 period.

These increases in project income were partially offset by a decrease in project income resulting from:

•	Project revenue – project revenue decreased $76.2 million as discussed above.

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

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table provides our consolidated results of operations:

	Three months ended June 30,
	2018	2017	$ change	% change
Project revenue:
Energy sales	$31.4	$40.0	$(8.6)	(21.5)%
Energy capacity revenue	23.3	28.3	(5.0)	(17.7)%
Other	11.5	55.7	(44.2)	(79.4)%
	66.2	124.0	(57.8)	(46.6)%
Project expenses:
Fuel	15.0	24.0	(9.0)	(37.5)%
Operations and maintenance	27.2	23.3	3.9	16.7%
Depreciation and amortization	21.0	29.5	(8.5)	(28.8)%
	63.2	76.8	(13.6)	(17.7)%
Project other income (loss):
Change in fair value of derivative instruments	(0.2)	(2.7)	2.5	(92.6)%
Equity in earnings (loss) of unconsolidated affiliates	11.2	(54.4)	65.6	NM (1)
Interest, net	(0.4)	(2.2)	1.8	(81.8)%
	10.6	(59.3)	69.9	(117.9)%
Project income (loss)	13.6	(12.1)	25.7	NM
Administrative and other expenses:
Administration	6.2	5.7	0.5	8.8%
Interest expense, net	11.1	18.4	(7.3)	(39.7)%
Foreign exchange (gain) loss	(5.4)	5.9	(11.3)	NM
Other income, net	(0.2)	—	(0.2)	NM
	11.7	30.0	(18.3)	(61.0)%
Income (loss) from operations before income taxes	1.9	(42.1)	44.0	NM
Income tax expense (benefit)	0.9	(22.3)	23.2	NM
Net income (loss)	1.0	(19.8)	20.8	NM
Net income attributable to preferred shares of a subsidiary company	1.6	2.1	(0.5)	(23.8)%
Net loss attributable to Atlantic Power Corporation	$(0.6)	$(21.9)	$21.3	NM

(1)	NM is defined as “not meaningful” and includes changes greater than 200%.

	Three months ended June 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.6	$1.7	$8.1	$—	$31.4
Energy capacity revenue	13.6	6.8	2.9	—	23.3
Other	3.8	(0.2)	7.7	0.2	11.5
	39.0	8.3	18.7	0.2	66.2
Project expenses:
Fuel	10.5	1.4	3.1	—	15.0
Operations and maintenance	9.5	11.1	6.6	—	27.2
Depreciation and amortization	9.1	3.9	8.0	—	21.0
	29.1	16.4	17.7	—	63.2
Project other income (expense):
Change in fair value of derivative instruments	(0.5)	—	0.2	0.1	(0.2)
Equity in earnings of unconsolidated affiliates	9.4	1.8	—	—	11.2
Interest expense, net	(0.4)	—	—	—	(0.4)
	8.5	1.8	0.2	0.1	10.6
Project income (loss)	$18.4	$(6.3)	$1.2	$0.3	$13.6

	Three months ended June 30, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$24.4	$7.8	$7.8	$—	$40.0
Energy capacity revenue	12.4	13.3	2.6	—	28.3
Other	3.6	6.8	45.0	0.3	55.7
	40.4	27.9	55.4	0.3	124.0
Project expenses:
Fuel	10.5	10.5	3.0	—	24.0
Operations and maintenance	9.2	7.2	7.2	(0.3)	23.3
Depreciation and amortization	8.9	7.3	13.2	0.1	29.5
	28.6	25.0	23.4	(0.2)	76.8
Project other income (expense):
Change in fair value of derivative instruments	(0.7)	—	(0.9)	(1.1)	(2.7)
Equity in loss of unconsolidated affiliates	(52.2)	(2.2)	—	—	(54.4)
Interest expense, net	(2.2)	—	—	—	(2.2)
	(55.1)	(2.2)	(0.9)	(1.1)	(59.3)
Project (loss) income	$(43.3)	$0.7	$31.1	$(0.6)	$(12.1)

East U.S.

Project income for the three months ended June 30, 2018 increased $61.7 million from the project loss in comparable 2017 period primarily due to:

•

increased project income of $48.1 million and $10.9 million at Chambers and Selkirk, respectively, primarily due to impairments of $47.1 million and $10.6 million recorded in the comparable 2017 period;

•	increased project income of $1.9 million at Orlando primarily due to higher availability and contractual capacity rates than the comparable 2017 period; and

•	increased project income of $2.1 million at Piedmont primarily due to $1.7 million of lower interest expense resulting from the repayment of the project-level debt, in full, in 2017.

These increases were partially offset by:

•	decreased project income of $3.5 million at Curtis Palmer primarily due to lower water flows than the comparable 2017 period.

West U.S.

Project loss for the three months ended June 30, 2018 decreased $7.0 million from project income in the comparable 2017 period primarily due to:

•	decreased project income of $1.5 million, $1.4 million and $1.3 million at Naval Station, North Island and NTC, respectively, which ceased operations in February 2018; and

•	decreased project income of $7.2 million at Manchief primarily due to a $7.5 million increase in maintenance expense from a turbine overhaul.

These decreases were partially offset by:

•	increased project income of $4.0 million at Frederickson primarily due to higher maintenance expense recorded in the comparable 2017 period.

Canada

Project income for the three months ended June 30, 2018 decreased $29.9 million from the comparable 2017 period primarily due to:

•

decreased project income of $10.1 million at Kapuskasing primarily due to approximately $14.5 million of revenue recorded related to the OEFC settlement in the comparable period in 2017 and the expiration of the enhanced dispatch contract, partially offset by a $4.4 million decrease in depreciation expense;

•

decreased project income of $9.9 million at North Bay primarily due to approximately $13.8 million of revenue recorded related to the OEFC settlement in the comparable period in 2017 and the expiration of the enhanced dispatch contract, partially offset by a $3.7 million decrease in depreciation expense;

•	decreased project income of $8.1 million at Tunis primarily due to approximately $6.9 million of revenue recorded related to the OEFC settlement in the comparable period in 2017; and

•	decreased project income of $2.8 million at Nipigon primarily due to a $4.4 million increase in amortization expense from accelerated amortization of intangible PPA asset.

These decreases were partially offset by:

•	increased project income of $1.6 million at Mamquam primarily due to a maintenance outage that occurred in the 2017 comparable period.

Un‑allocated Corporate

Project income for the three months ended June 30, 2018 increased $0.9 million from project loss in the comparable 2017 period primarily due to a $1.1 million increase in fair value of interest swaps.

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

Interest expense, net

Interest expense for the three months ended June 30, 2018 decreased $7.3 million from the comparable 2017 period primarily due to lower outstanding debt balances than the comparable 2017 period, as well as a lower interest rate on our senior secured credit facility.

Foreign exchange gains

Foreign exchange gain increased by $11.3 million to a $5.4 million gain in the three months ended June 30, 2018 from a $5.9 million loss in the comparable 2017 period, due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and convertible debentures). The closing U.S. dollar to Canadian dollar exchange rates were 1.32 and 1.30 at June 30, 2018 and 2017, respectively, an increase of 2.1%  of the three months ended June 30, 2018 as compared to a decrease of 2.4% in the comparable 2017 period. The average U.S. dollar to Canadian dollar exchange rates were 1.30 and 1.34 for the three months ended June 30, 2018 and 2017, respectively.

Other income, net

Other income, net did not change materially from the comparable 2017 period.

Income tax expense

Income tax expense for the three months ended June 30, 2018 was $0.9 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $0.5 million. The primary items impacting the tax rate for the three months ended June 30, 2018 were $0.3 million relating to foreign exchange and $0.2 million of other permanent differences. These items were partially offset by a net decrease to our valuation allowances of $0.1 million, consisting of $0.1 million decreases in Canada due to income and no changes in the United States for the period.

Income tax benefit for the three months ended June 30, 2017 was $22.3 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $11.0 million. The primary item increasing the tax rate for the three months ended June 30, 2017 was $0.2 million related to provision adjustments. This item was partially offset by $8.4 million relating to operating in higher tax rate jurisdictions, $2.6 million related to a net decrease to our valuation allowances in Canada due to income and $0.6 million relating to foreign exchange.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table provides our consolidated results of operations:

	Six months ended June 30,
	2018	2017	$ change	% change
Project revenue:
Energy sales	$69.8	$77.1	$(7.3)	(9.5)%
Energy capacity revenue	43.4	47.8	(4.4)	(9.2)%
Other	33.0	97.5	(64.5)	(66.2)%
	146.2	222.4	(76.2)	(34.3)%
Project expenses:
Fuel	37.2	52.9	(15.7)	(29.7)%
Operations and maintenance	48.5	43.6	4.9	11.2%
Depreciation and amortization	44.7	59.0	(14.3)	(24.2)%
	130.4	155.5	(25.1)	(16.1)%
Project other expense:
Change in fair value of derivative instruments	3.5	(3.9)	7.4	NM
Equity in earnings (loss) of unconsolidated affiliates	23.5	(45.4)	68.9	NM
Interest expense, net	(1.0)	(4.4)	3.4	(77.3)%
	26.0	(53.7)	79.7	(148.4)%
Project income	41.8	13.2	28.6	NM
Administrative and other expenses (income):
Administration	12.2	12.1	0.1	0.8%
Interest expense, net	26.1	35.7	(9.6)	(26.9)%
Foreign exchange (gain) loss	(13.6)	8.3	(21.9)	NM
Other income, net	(2.2)	—	(2.2)	NM
	22.5	56.1	(33.6)	(59.9)%
Income (loss) from operations before income taxes	19.3	(42.9)	62.2	NM
Income tax expense (benefit)	4.2	(22.6)	26.8	NM
Net income (loss)	15.1	(20.3)	35.4	NM
Net (loss) income attributable to preferred shares of a subsidiary company	(0.1)	4.3	(4.4)	NM
Net income (loss) attributable to Atlantic Power Corporation	$15.2	$(24.6)	$39.8	NM

	Six months ended June 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$47.0	$6.8	$16.0	$—	$69.8
Energy capacity revenue	24.9	12.7	5.8	—	43.4
Other	8.7	2.4	21.4	0.5	33.0
	80.6	21.9	43.2	0.5	146.2
Project expenses:
Fuel	24.1	6.8	6.3	—	37.2
Operations and maintenance	17.8	16.7	13.7	0.3	48.5
Depreciation and amortization	18.2	10.3	16.1	0.1	44.7
	60.1	33.8	36.1	0.4	130.4
Project other income (expense):
Change in fair value of derivative instruments	(0.2)	—	1.4	2.3	3.5
Equity in earnings of unconsolidated affiliates	19.8	3.7	—	—	23.5
Interest expense, net	(1.0)	—	—	—	(1.0)
	18.6	3.7	1.4	2.3	26.0
Project income (loss)	$39.1	$(8.2)	$8.5	$2.4	$41.8

	Six months ended June 30, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$46.2	$16.2	$14.7	$—	$77.1
Energy capacity revenue	22.5	20.0	5.3	—	47.8
Other	7.8	15.1	74.1	0.5	97.5
	76.5	51.3	94.1	0.5	222.4
Project expenses:
Fuel	23.1	22.1	7.7	—	52.9
Operations and maintenance	16.7	13.2	13.7	—	43.6
Depreciation and amortization	17.8	14.6	26.3	0.3	59.0
	57.6	49.9	47.7	0.3	155.5
Project other income (expense):
Change in fair value of derivative instruments	(1.3)	—	(4.1)	1.5	(3.9)
Equity in loss of unconsolidated affiliates	(44.0)	(1.4)	—	—	(45.4)
Interest expense, net	(4.4)	—	—	—	(4.4)
	(49.7)	(1.4)	(4.1)	1.5	(53.7)
Project (loss) income	$(30.8)	$—	$42.3	$1.7	$13.2

East U.S.

Project income for the six months ended June 30, 2018 increased by $69.9 million to $39.1 million from a $(30.8) million project loss in the comparable 2017 period primarily due to:

•

increased project income of $48.5 million and $11.6 million at Chambers and Selkirk, respectively, primarily due to impairments of $47.1 million and $10.6 million, respectively, recorded in the comparable 2017 period;

•

increased project income of $4.5 million at Orlando primarily due to a $2.2 million increase in the change in fair value of derivatives and higher availability and contractual capacity rates than the comparable 2017 period;

•	increased project income of $4.1 million at Morris primarily due to higher energy and capacity energy revenues than the comparable 2017 period; and

•	increased project income of $3.5 million at Piedmont primarily due to $3.3 million of lower interest expense resulting from the repayment of the project-level debt, in full, in 2017.

These increases were partially offset by:

•	decreased project income of $3.1 million at Curtis Palmer primarily due to lower water flows than the comparable 2017 period.

West U.S.

Project loss for the six months ended June 30, 2018 increased $8.2 million from the comparable 2017 period primarily due to:

•	decreased project income of $2.3 million, $2.1 million and $1.7 million at North Island, Naval Station and NTC, respectively, which ceased operations in February 2018; and

•	decreased project income of $6.8 million at Manchief primarily due to a $7.5 million increase in maintenance expense from a turbine overhaul.

These decreases were partially offset by:

•	increased project income of $5.0 million at Frederickson primarily due to lower planned maintenance expense than the comparable 2017 period.

Canada

Project income for the six months ended June 30, 2018 decreased $33.8 million from the comparable 2017 period primarily due to:

•

decreased project income of $13.5 million at North Bay primarily due to approximately $22.2 million of revenue recorded related to the OEFC settlement in the comparable period in 2017 and the expiration of the enhanced dispatch contract, partially offset by a $7.4 million decrease in depreciation expense;

•

decreased project income of $13.2 million at Kapuskasing primarily due to approximately $22.8 million of revenue recorded related to the OEFC settlement in the comparable period in 2017 and the expiration of the enhanced dispatch contract, partially offset by an $8.8 million decrease in depreciation expense; and

•

decreased project income of $10.7 million at Tunis primarily due to approximately $6.9 million of revenue recorded related to the OEFC settlement in the comparable 2017 period and a $4.0 million increase in maintenance expense in preparation of commencing operation in the fourth quarter of 2018.

These decreases were partially offset by:

•	increased project income of $2.4 million at Mamquam primarily due to maintenance outage in the comparable period in 2017; and

•

increased project income of $1.4 million at Williams Lake primarily due to a $3.2 million decrease in depreciation expense resulting from a $28.5 million long-lived asset impairment recorded in the fourth quarter of 2017, partially offset by a $1.3 million increase in maintenance expense.

Un‑allocated Corporate

Project income for the six months ended June 30, 2018 increased $0.7 million primarily due to a $0.8 million increase in change in fair value of interest swaps valuation.

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

Interest expense, net

Interest expense decreased $9.6 million from the comparable 2017 period primarily due to lower outstanding debt balances than the comparable 2017 period, as well as a lower interest rate on our senior secured credit facility.

Foreign exchange gains

Foreign exchange gain increased by $21.9 million to a $13.6 million gain in the six month months ended June 30, 2018 from an $8.3 million loss in the comparable 2017 period, due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and convertible debentures). The closing U.S. dollar to Canadian dollar exchange rates were 1.32 and 1.30 at June 30, 2018 and 2017, respectively, an increase of 5.0%  in the six months ended June 30, 2018 as compared to a decrease of 3.3% in the comparable 2017 period. The average U.S. dollar to Canadian dollar exchange rates were 1.28 and 1.33 for the six months ended June 30, 2018 and 2017, respectively.

Other income, net

Other income, net increased $2.2 million primarily due to a $2.3 million change in fair value of the conversion option derivative related to the Series E Debentures.

Income tax expense

Income tax expense for the six months ended June 30, 2018 was $4.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 26%, was $5.0 million. The primary items impacting the tax rate for the six months ended June 30, 2018 were a net increase to our valuation allowances of $0.8 million, consisting of $0.8 million of increases in Canada related to losses and no changes in the United States for the period. In addition, the rate was further impacted by $0.3 million of taxes and $0.3 million of other permanent differences. These items were partially offset by $1.3 million related to capital loss on intercompany notes and $0.9 million relating to changes in tax rates.

Income tax benefit for the six months ended June 30, 2017 was $22.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 26%, was $11.2 million. The primary item impacting the tax rate for the six months ended June 30, 2017 was $0.3 million relating to return to provision adjustments. This was partially offset by $8.7 million relating to operating in higher tax rate jurisdictions, $1.9 million related to a net decrease to our valuation allowances in Canada due to income, $1.0 million relating to foreign exchange and $0.1 million of other permanent differences.

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours (“MWh”). Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and six months ended June 30, 2018. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in net Gigawatt-hours (“net GWh”).

Generation

	Generation
	Three months ended June 30,
			% change
(in Net GWh)	2018	2017	2018 vs. 2017
Segment
East U.S.	603.9	609.8	(1.0)%
West U.S.	98.9	272.3	(63.7)%
Canada	277.1	246.8	12.3%
Total	979.9	1,128.9	(13.2)%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Aggregate power generation for the three months ended June 30, 2018 decreased 13.2% from the comparable 2017 period primarily due to:

•

decreased generation in the West U.S. segment primarily due to a combined 198.1 net GWh decrease in generation at Naval Station, North Island and NTC, which ceased operations in February 2018, partially offset by a 26.1 GWh net increase in generation at Manchief due to higher dispatch than the comparable 2017 period; and

•

decreased generation in the East U.S. segment primarily due to a 32.5 net GWh decrease in generation at Curtis Palmer due to lower water flows than the comparable 2017 period, an 11.4 net GWh decrease in generation at Piedmont due to a maintenance outage and a 9.1 net GWh decrease in generation at Selkirk, which was sold in November 2017, partially offset by a net 33.0 GWh increase at Orlando due to a maintenance outage in the comparable 2017 period and a 12.1 net GWh increase at Kenilworth due to a maintenance outage in the comparable 2017 period.

These decreases were partially offset by:

•	increased generation in the Canada segment primarily due to a 27.3 net GWh increase at Mamquam due to a 2017 forced outage and higher water flows than the comparable 2017 period.

	Generation
	Six months ended June 30,
			% change
(in Net GWh)	2018	2017	2018 vs. 2017
Segment
East U.S.	1,260.1	1,199.4	5.1%
West U.S.	342.2	623.6	(45.1)%
Canada	498.2	458.5	8.7%
Total	2,100.5	2,281.5	(7.9)%

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Aggregate power generation for the six months ended June 30, 2018 decreased 7.9% from the comparable 2017 period primarily due to:

•

decreased generation in the West U.S. segment primarily due to a combined 312.1 net GWh decrease in generation at Naval Station, North Island and NTC, which ceased operations in February 2018, and a 46.4 net GWh decrease in generation at Frederickson due to low demand, partially offset by an 81.6 GWh increase in generation at Manchief due to higher dispatch than the comparable 2017 period.

These decreases were partially offset by:

•

increased generation in the East U.S. segment primarily due to a 45.6 net GWh increase in generation at Orlando due to a maintenance outage performed in the comparable 2017 period and a 38.3 net GWh increase in generation at Morris due to higher dispatch than the comparable period in 2017, partially offset by a 35.0 net GWh decrease in generation at Curtis Palmer due to lower water flows than the comparable 2017 period; and

•	increased generation in the Canada segment primarily due to a 34.9 net GWh increase at Mamquam due to a 2017 maintenance outage and higher water flows than the comparable 2017 period.

Availability

	Availability
	Three months ended June 30,
			% change
	2018	2017	2018 vs. 2017
Segment
East U.S.	95.3%	86.7%	9.9%
West U.S.	85.2%	72.0%	18.3%
Canada	96.4%	87.0%	10.8%
Weighted average	93.4%	83.6%	11.7%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Aggregate power availability for the three months ended June 30, 2018 increased 11.7% from the comparable 2017 period primarily due to:

•

increased availability in the West U.S. segment primarily due to maintenance outages at Frederickson in the comparable 2017 period, partially offset by decreased availability at Manchief due to a maintenance outage in the 2018 period;

•	increased availability in the Canada segment primarily due to a maintenance outage at Mamquam in the comparable 2017 period; and

•	increased availability in the East U.S. segment primarily due to maintenance outages at Kenilworth and Orlando in the comparable 2017 period.

	Availability
	Six months ended June 30,
			% change
	2018	2017	2018 vs. 2017
Segment
East U.S.	96.7%	91.7%	5.5%
West U.S.	93.3%	85.3%	9.4%
Canada	98.1%	88.9%	10.3%
Weighted average	96.0%	89.9%	6.8%

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Aggregate power availability for the six months ended June 30, 2018 increased 6.8% from the comparable 2017 period primarily due to:

•	increased availability in the Canada segment primarily due to a maintenance outage at Mamquam in the comparable 2017 period;

•

increased availability in the West U.S. segment primarily due to maintenance outages at Frederickson in the comparable 2017 period, partially offset by decreased availability at Manchief due to a maintenance outage in the 2018 period; and

•

increased availability in the East U.S. segment primarily due to maintenance outages at Kenilworth and Orlando in the comparable 2017 period and a shorter maintenance outage at Piedmont in 2018 than in the comparable 2017 period.

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

Project Adjusted EBITDA

	Three months ended			Six months ended
	June 30,		$ change	June 30,		$ change
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net income (loss)	$1.0	$(19.8)	$20.8	$15.1	$(20.3)	$35.4
Income tax expense (benefit)	0.9	(22.3)	23.2	4.2	(22.6)	26.8
Income (loss) from operations before income taxes	1.9	(42.1)	44.0	19.3	(42.9)	62.2
Administration	6.2	5.7	0.5	12.2	12.1	0.1
Interest expense, net	11.1	18.4	(7.3)	26.1	35.7	(9.6)
Foreign exchange (gain) loss	(5.4)	5.9	(11.3)	(13.6)	8.3	(21.9)
Other income, net	(0.2)	—	(0.2)	(2.2)	—	(2.2)
Project income (loss)	$13.6	$(12.1)	$25.7	$41.8	$13.2	$28.6
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	25.1	34.7	(9.6)	53.1	69.3	(16.2)
Interest expense, net	0.9	2.5	(1.6)	1.9	5.3	(3.4)
Change in the fair value of derivative instruments	0.2	2.6	(2.4)	(3.6)	3.8	(7.4)
Impairment	—	57.7	(57.7)	—	57.7	(57.7)
Project Adjusted EBITDA	$39.8	$85.4	$(45.6)	$93.2	$149.3	$(56.1)
Project Adjusted EBITDA by segment
East U.S.	31.2	29.1	2.1	64.4	56.2	8.2
West U.S.	(0.7)	10.6	(11.3)	5.4	19.8	(14.4)
Canada	9.0	45.2	(36.2)	23.2	72.8	(49.6)
Un-Allocated Corporate	0.3	0.5	(0.2)	0.2	0.5	(0.3)
Total	$39.8	$85.4	$(45.6)	$93.2	$149.3	$(56.1)

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended June 30,
			% change
	2018	2017	2018 vs. 2017
East U.S.
Project Adjusted EBITDA	$31.2	$29.1	7%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Project Adjusted EBITDA for the three months ended June 30, 2018 increased $2.1 million from the comparable 2017 period primarily due to increased Project Adjusted EBITDA of:

•	$2.0 million at Orlando due to higher availability and contractual capacity rates than the comparable 2017 period;

•	$1.7 million at Morris due to $1.1 million of increased revenue from higher capacity rates than the comparable 2017 period; and

•	$1.0 million at Chambers due to higher merchant dispatch and lower maintenance expense than the comparable 2017 period.

These increases were partially offset by decreased Project Adjusted EBITDA of:

•	$3.5 million at Curtis Palmer due to lower water flows than the comparable 2017 period.

	Six months ended June 30,
			% change
	2018	2017	2018 vs. 2017
East U.S.
Project Adjusted EBITDA	$64.4	$56.2	15%

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Project Adjusted EBITDA for the six months ended June 30, 2018 increased $8.2 million from the comparable 2017 period primarily due to increased Project Adjusted EBITDA of:

•	$5.4 million at Morris due to $4.8 million of increased revenue from higher capacity prices, higher merchant dispatch, and higher steam and ancillary services than the comparable 2017 period;

•	$2.4 million at Orlando due to higher availability and contractual capacity rates than the comparable 2017 period;

•	$1.4 million at Chambers due to higher merchant dispatch and lower maintenance expense than the comparable 2017 period; and

•	$1.0 million at Selkirk, which had a project loss in the comparable 2017 period and was sold in the fourth quarter of 2017.

These increases were partially offset by decreased Project Adjusted EBITDA of:

•	$3.2 million at Curtis Palmer due to lower water flows than the comparable 2017 period.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended June 30,
			% change
	2018	2017	2018 vs 2017
West U.S.
Project Adjusted EBITDA	$(0.7)	$10.6	(107)%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Project Adjusted EBITDA for the three months ended June 30, 2018 decreased $11.3 million from the comparable 2017 period primarily due to decreased Project Adjusted EBITDA of:

•	$3.1 million, $2.5 million and $2.1 million at Naval Station, North Island and NTC, respectively, which ceased operations in February 2018; and

•	$7.2 million at Manchief due to a $7.4 million increase in maintenance expense from a gas turbine overhaul.

These decreases were partially offset by increased Project Adjusted EBITDA of:

•	$3.0 million at Frederickson primarily due to higher maintenance expense recorded in the comparable 2017 period.

	Six months ended June 30,
			% change
	2018	2017	2018 vs 2017
West U.S.
Project Adjusted EBITDA	$5.4	$19.8	(73)%

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Project Adjusted EBITDA for the six months ended June 30, 2018 decreased $14.4 million from the comparable 2017 period primarily due to decreased Project Adjusted EBITDA of:

•	$4.2 million, $3.6 million and $2.6 million at Naval Station, North Island and Naval Training Center, respectively, which ceased operations in February 2018; and

•	$6.8 million at Manchief due to a $7.4 million increase in maintenance expense from a turbine overhaul.

These decreases were partially offset by increased Project Adjusted EBITDA of:

•	$3.1 million at Frederickson primarily due to higher maintenance expense recorded in the comparable 2017 period.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended June 30,
			% change
	2018	2017	2018 vs. 2017
Canada
Project Adjusted EBITDA	$9.0	$45.2	(80)%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Project Adjusted EBITDA for the three months ended June 30, 2018 decreased $36.2 million from the comparable 2017 period primarily due to decreased Project Adjusted EBITDA of:

•

$14.5 million and $13.6 million at Kapuskasing and North Bay, respectively, due to expiration of the enhanced dispatch agreements in December 2017 and the OEFC settlement received in the comparable 2017 period;

•

$8.1 million at Tunis primarily due to approximately $6.9 million of revenue recorded related to the OEFC settlement in the comparable 2017 period and higher maintenance expense incurred in order to restart operations planned for the fourth quarter of 2018; and

•	$2.8 million at Williams Lake primarily due to lower gross margin under the short-term contract extension.

These decreases were partially offset by increased Project Adjusted EBITDA of:

•	$1.6 million at Mamquam primarily due to higher water flows and the timing of maintenance expense relative to the comparable 2017 period.

	Six months ended June 30,
			% change
	2018	2017	2018 vs. 2017
Canada
Project Adjusted EBITDA	$23.2	$72.8	(68)%

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Project Adjusted EBITDA for the six months ended June 30, 2018 decreased $49.6 million from the comparable 2017 period primarily due to decreased Project Adjusted EBITDA of:

•

$22.0 million and $20.9 million at Kapuskasing and North Bay, respectively, due to the expiration of the enhanced dispatch agreements in December 2017 and and the OEFC settlement received in December 2017;

•

$10.7 million at Tunis due to approximately $6.9 million of revenue recorded related to the OEFC settlement in the comparable 2017 period and higher maintenance expense incurred in order to restart operations planned for the fourth quarter of 2018; and

•	$1.8 million at Williams Lake primarily due to lower gross margin under the short-term contract extension.

These decreases were partially offset by increased Project Adjusted EBITDA of:

•	$2.5 million at Mamquam primarily due to higher water flows and the timing of maintenance expense relative to the comparable 2017 period; and

•	$2.3 million at Nipigon primarily due to a contractual rate increase and lower fuel expense than the comparable 2017 period.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended June 30,
			% change
	2018	2017	2018 vs. 2017
Un-allocated Corporate
Project Adjusted EBITDA	$0.3	$0.5	NM

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Project Adjusted EBITDA for the three months ended June 30, 2018 did not change materially from the comparable 2017 period.

	Six months ended June 30,
			% change
	2018	2017	2018 vs. 2017
Un-allocated Corporate
Project Adjusted EBITDA	$0.2	$0.5	NM

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Project Adjusted EBITDA for the six months ended June 30, 2018 did not change materially from the comparable 2017 period.

Liquidity and Capital Resources

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$80.8	$78.7
Restricted cash	1.9	6.2
Total	82.7	84.9
Revolving credit facility availability	122.6	119.5
Total liquidity	$205.3	$204.4

Overview

Our primary sources of liquidity are distributions from our projects and availability under our Revolving Credit Facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from June 30, 2019 to March 31, 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing internal or external growth opportunities” in our Annual Report on Form 10‑K for the year ended December 31, 2017.

We expect to reinvest approximately $36.2 million in our portfolio, including equity method investments, in the form of project capital expenditures and maintenance expenses in 2018, of which $22.3 million has been incurred through June 30, 2018. Such investments are generally paid at the project level. See “Liquidity and Capital Resources—Capital and Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2017. On July 27, 2018, we used $12.1 million of cash on-hand to acquire the remaining 50% partnership interest in Koma and buy-out the the operation and maintenance contract from the prior owner. We do not expect any other material or unusual requirements for cash outflows in 2018 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Six months ended
	June 30,
	2018	2017	Change
Net cash provided by operating activities	$78.4	$85.7	$(7.3)
Net cash used in investing activities	(2.4)	(4.2)	1.8
Net cash used in financing activities	(78.2)	(61.9)	(16.3)

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

For the six months ended June 30, 2018, the net decrease in cash provided by operating activities of $7.3 million was primarily the result of the following:

•

Contract expirations – the expiration of the enhanced dispatch contracts at our North Bay and Kapuskasing projects on December 31, 2017, as well as operations ceasing at our San Diego projects in February 2018, had a $35.2 million impact on cash flows from operations;

•	OEFC settlement – we received approximately $24.7 million related to our settlement with the OEFC in the comparable 2017 period; and

•

Major maintenance – a planned major maintenance outage at our Manchief project had a $6.8 million impact on cash flows from operations. Additionally, costs incurred to prepare our Tunis project for commercial operations had a $4.4 million impact on cash flows from operations.

These decreases were partially offset by the following increase to cash flows from operations:

•

Working capital – changes in working capital resulted in a $34.7 million increase in cash flows from operating activities primarily due to a $17.7 million decrease in working capital at our Kapuskasing, North Bay and San Diego projects, which were not in operation at June 30, 2018.

•

Interest expense – our interest payments were $13.2 million lower as compared to the comparable 2017 period due to lower interest rates on our senior secured credit facility and the repayment of Piedmont’s project-level debt in 2017;

•

Distributions from unconsolidated affiliates –  we received $10.1 million in higher distributions from our unconsolidated affiliates, primarily at our Frederickson ($3.6 million increase) and Orlando ($5.0 million increase) projects; and

•

Morris –higher capacity prices,  higher merchant dispatch and higher steam and ancillary services than the comparable 2017 period had a $5.4 million impact on cash flows from operations at Morris in the six  months ended June 30, 2018.

Investing Activities

For the six months ended June 30, 2018, the net decrease in cash used in investing activities of $1.8 million was primarily the result of the following:

•	Capitalized plant additions – capitalized plant additions were $2.9 million lower in the six months ended June 30, 2018 than the comparable 2017 period.

This increase was partially offset by the following increase to cash used in financing activities:

•	Investment in unconsolidated affiliate – we paid $1.1 million to acquire an additional 0.25% ownership of Koma.

Financing Activities

For the six months ended June 30, 2018, the net increase in cash used in financing activities of $16.3 million was primarily the result of the following:

•

Convertible debenture redemptions – we paid $88.0 million to redeem and cancel the Series C Debentures, in full, and the Series D Debentures, in part, with proceeds from the issuance of the Series E Debentures;

•	Corporate and project-level debt repayments – we made $1.9 million of higher principal payments than the comparable 2017 period;

•	Preferred share repurchases – we paid $4.5 million in the six months ended June 30, 2018 to repurchase and cancel preferred shares;

•	Common share repurchases – we paid $9.2 million in the six months ended June 30, 2018 to repurchase and cancel common shares; and

•	Deferred financing costs – we incurred $4.8 million of deferred financing costs related to the issuance of the Series E Debentures.

These decreases were partially offset by the following decreases to cash flows used in financing activities:

•	Convertible debenture issuance – we received $92.2 million from the issuance of the Series E Debentures.

Corporate Debt

The following table summarizes the maturities of our corporate debt at June 30, 2018:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2018	2019	2020	2021	2022	Thereafter
Senior secured term loan facility(1)	April 2023	3.87%	-	5.42%	$490.0	$40.0	$65.0	$105.0	$80.0	$75.0	$125.0
Atlantic Power Income LP Note	June 2036	5.95%			159.5	—	—	—	—	—	159.5
Convertible Debenture	December 2019	6.00%			18.8	—	18.8	—	—	—	—
Convertible Debenture	January 2025	6.00%			87.3	—	—	—	—	—	87.3
Total Corporate Debt					$755.6	$40.0	$83.8	$105.0	$80.0	$75.0	$371.8

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

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at June 30, 2018. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At August 1, 2018, all of our projects were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements.

The range of interest rates presented represents the rates in effect at June 30, 2018. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2018	2019	2020	2021	2022	Thereafter
Consolidated Projects:
Cadillac	August 2025	6.14%	-	6.38%	$22.5	$1.5	$3.1	$3.1	$2.7	$3.3	$8.8
Total Consolidated Projects					22.5	1.5	3.1	3.1	2.7	3.3	8.8
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	—	5.2	7.8	8.8	10.1	11.0
Total Equity Method Projects					42.9	—	5.2	7.8	8.8	10.1	11.0
Total Project-Level Debt					$65.4	$1.5	$8.3	$10.9	$11.5	$13.4	$19.8

(1)

In June 2014, Chambers refinanced its project debt and issued (i) Series A (tax-exempt) Bonds due December 2023, of which our proportionate share is $41.3 million, and (ii) Series B (taxable) Bonds due December 2019, of which our proportionate share is $1.6 million. The above table does not include our $4.2 million proportionate share of issuance premiums.

Uses of Liquidity

Our requirements for liquidity and capital resources, other than operating our projects, consist primarily of principal and interest on our outstanding convertible debentures, senior secured term loans, MTNs and other corporate and project-level debt, funding the repurchase of shares of our common stock, our convertible debentures, our preferred shares (to the extent we choose to pursue any such repurchases), collateral and investment in our projects through capital expenditures, including major maintenance and business development costs, and dividend payments to preferred shareholders of a subsidiary company.

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

We expect to reinvest approximately $1.4 million in 2018 (of which $0.3 million was reinvested in the six months ended June 30, 2018) in our portfolio, including equity method investments, in the form of project capital expenditures, and incur $34.8 million of maintenance expenses (of which $22.0 million was incurred in the six months ended June 30, 2018). Such investments are generally paid at the project level. See “Liquidity and Capital Resources—Capital and Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2017. We do not expect any other material or unusual requirements for cash outflows for 2018 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

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

Off‑Balance Sheet Arrangements

As of June 30, 2018, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect,  our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 29, 2017, we commenced an NCIB for each of our Series C and Series D Debentures, our common shares and for each series of the preferred shares of APPEL, our wholly-owned subsidiary. The NCIB expires on December 28, 2018 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs. Under the NCIB, we may purchase up to a total of 11,308,946 common shares based on 10% of our public float as of December 15, 2017 and we are limited to daily purchases of 11,789 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. On June 21, 2018, we amended the NCIB to increase the number of the Series 1 Preferred Shares that we may purchase to 475,000, representing approximately 10% of the 4,750,000 preferred shares public float as of December 15, 2017; increase the number of Series 2 Preferred Shares that we may purchase to 233,609, representing approximately 10% of the 2,338,094 preferred shares public float as of December 15, 2017; and increase the number of Series 3 Preferred Shares that we may purchase to 164,790, representing approximately 10% of the 1,661,906 preferred shares public float as of December 15, 2017.  Daily repurchases are not affected by the amendment and each series will be limited to 1,000 preferred shares daily, other than block purchase exemptions.

Through June 30, 2018, we repurchased and cancelled approximately 4.3 million shares at a cost of $9.2 million. We also repurchased and cancelled approximately 237,500 of our Series 1 Preferred Shares and 123,095 of our Series 3 Preferred Shares, for a total payment of Cdn$5.8 million in the six months ended June 30, 2018.

  The following table provides purchases of equity securities by the Issuer and Affiliated Purchases for the period of April 1, 2018 through June 30, 2018:

			Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid	as Part of a Publicly Announced	of Shares to be Purchased Under
Purchase Period	Shares Purchased	Per Share	Purchase Plan	the Plan
4/1/2018 - 4/30/2018	498,605	$ 2.14	498,605	$ 23,049,390
5/1/2018 - 5/31/2018	20,500	$ 2.15	20,500	$ 22,988,095
6/1/2018 - 6/30/2018	792,948	$ 2.13	792,948	$ 20,617,180
Total	1,312,053		1,312,053

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
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

Date: August 2, 2018	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)