Form 10-K
period 2018-12-31
ATLANTIC POWER CORP
filed 2019-02-28
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34691

ATLANTIC POWER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	55-0886410
(State of Incorporation)	(I.R.S. Employer Identification No.)
3 Allied Drive, Suite 155 Dedham, MA	02026
(Address of Principal Executive Offices)	(Zip Code)

(617) 977-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value per share, and the associated Rights to Purchase Common Shares	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $239.3 million based upon the last reported sale price on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 27, 2019, 109,686,626 of the registrant’s Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Items 10 through 14 of Part III of this Annual Report on Form 10-K.

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

•	our ability to renew or enter into new power purchase agreements (“PPAs”) on favorable terms or at all after the expiration of our current agreements;

•	our ability to meet the financial covenants under our Credit Facilities (as defined herein) and other indebtedness;

•	our ability to ensure that our plants operate safely and effectively;

•	expectations regarding maintenance and capital expenditures; and

•	the impact of legislative, regulatory, competitive and technological changes.

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

These risks include, without limitation:

•	the expiration or termination of power purchase agreements and our ability to renew or enter into new PPAs on favorable terms or at all;

•	our ability to service our debt obligations or generate sufficient cash flow to pay preferred dividends;

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

ITEM 1.  BUSINESS

GENERAL

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of December 31, 2018, our portfolio consisted of seventeen projects operating or under contract with an aggregate electric generating capacity of approximately 1,598 megawatts (“MW”) on a gross ownership basis and approximately 1,252 MW on a net ownership basis. Fourteen of the projects are majority‑owned by the Company. Two of our Ontario projects totaling 80 MW on a gross and net ownership basis have not operated since the expiration of their contracts on December 31, 2017. In early February 2018, our three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations and will be decommissioned, as discussed in Our Organization and Segments.

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

OUR BUSINESS STRATEGY

General

Our business strategy is to increase the intrinsic value of the Company on a per-share basis. An important element of that strategy is strengthening our balance sheet and financial flexibility by continuing to reduce our debt and interest costs significantly. We also continue to evaluate our overhead and operating costs for further cost savings opportunities. We use our depth of operational and commercial experience to enhance the operating, contractual and financial performance of our current portfolio of projects, and to extend or renew expiring PPAs for our projects when it is economically feasible to do so. In allocating discretionary capital we are guided by the price-to-value relationship and the impact on intrinsic value per share. We rank the various potential uses – organic growth, external investments and acquisitions, and repurchases of our debt and equity securities – on that basis. With respect to organic growth, we have made optimization investments (to improve efficiency or reliability or increase capacity) in our existing projects that have produced cash returns higher than those currently available externally. We may undertake additional investments to repower certain facilities in conjunction with extensions of existing PPAs, if the returns are attractive. We believe that we have a highly disciplined and opportunistic approach to external growth, with a focus on out-of-favor assets. We will use discretionary cash for repurchases of our debt and equity securities only when the price-to-value level is compelling.

Extending PPAs following their expiration

PPAs in our portfolio have expiration dates ranging from June 30, 2019 to March 31, 2037. We plan for PPA expirations by evaluating various options in the market. New arrangements may involve responses to utility solicitations for capacity and energy, direct negotiations with the original purchasing utility for PPA extensions, approaches by the projects to likely bilateral counterparties, including traditional PPAs, tolling agreements with creditworthy energy trading firms or the use of derivatives to lock in value. The current market for PPAs is challenging. When a PPA expires or is terminated, it is possible that the price received by the project for power under subsequent arrangements, if any, may be reduced and in some cases, significantly. We do not assume that revenues or operating margins under existing PPAs will necessarily be sustained after PPA expirations, since most original PPAs included capacity payments related to return of and return on original capital invested, and counterparties or evolving regional electricity markets may or may not provide similar payments under new or extended PPAs. Our projects may not be able to secure a new agreement and could be exposed to selling power at spot market prices. It is possible that subsequent PPAs or the spot markets may not be available at prices that permit the operation of the project on a profitable basis, which may result in our decision to mothball or retire the project. For the status of description of some of our PPAs and related renegotiations, see Item 1A. “Risk Factors—Risk Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.”

Organic growth

We plan to continue to enhance the operational and financial performance of our projects by improving their operating efficiencies, output, reliability and operation and maintenance costs through investments to upgrade or enhance existing equipment or plant configurations. We also seek to optimize commercial arrangements such as PPAs, fuel supply and transportation contracts, steam sales agreements, operations and maintenance agreements and hedging arrangements.  To the extent we achieve PPA extensions or new contracts on economically feasible terms, and we have sufficient cash flow or are able to obtain financing, we may expand or repower existing projects, or develop new long-term contracted plants with industrial customers.

External Growth & Acquisitions

We pursue external growth opportunities consistent with our strategy to maximize the intrinsic value of the Company on a per-share basis. Our acquisition strategy is focused on power generation assets in operation in the United States and Canada, targeting out-of-favor assets with a compelling price-to-value relationship. We may also pursue the greenfield development of new power generation projects when a favorable risk/reward balance exists.

OUR COMPETITIVE STRENGTHS

We have the following competitive strengths:

•

Diversified projects. Our power generation projects in operation or under contract have an aggregate gross electric generation capacity of approximately 1,598 MW, and our net ownership interest in these projects is approximately 1,252 MW at December 31, 2018. These projects are diversified by fuel type, electricity and steam customers, technologies, project operators and geography. The majority are located in the U.S. Eastern, Mid‑Atlantic and Midwest regions, and the province of British Columbia.

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

•

Strong in‑house operations and asset management teams. We manage the operations of fourteen of our seventeen operating power generation projects, which represent approximately 62% of our portfolio’s total net generating capacity. The remaining three generation projects are operated by third parties, which are recognized leaders in the independent power business.

ASSET MANAGEMENT

Our asset management strategy is to manage our physical assets and commercial relationships to increase shareholder value. We proactively seek scale opportunities and to establish best practices that result in EBITDA and cash flow growth across all of our seventeen operating plants. Our asset management group works to ensure that our projects receive appropriate preventative and corrective maintenance and incur capital expenditures to provide for their safety, efficiency, availability, flexibility, longevity, and growth in EBITDA contribution. We also proactively look for opportunities to optimize power purchase, fuel supply, long‑term service and other agreements to deliver strong and predictable financial performance. The teams at each of the businesses have extensive experience in managing, operating and maintaining the assets.

For operations and maintenance services at the three projects in our portfolio which we do not operate, we partner with experienced operators in the independent power business. Examples of our third‑party operators include Heorot and Purenergy, which are experienced, well regarded energy infrastructure management services companies. In addition, employees of Atlantic Power with significant experience managing similar assets are involved in all significant decisions with the objective of proactively identifying value‑creating opportunities such as contract renewals or restructurings, asset‑level refinancings, add‑on acquisitions, divestitures and participation at partnership meetings and calls.

OUR ORGANIZATION AND SEGMENTS

The following tables outline by segment our portfolio of power generating assets in operation as of December 31, 2018, including our interest in each facility. We believe our portfolio is well diversified in terms of electricity and steam customers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region.

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

East U.S. Segment

Our East U.S. segment accounted for 56.2%, 33.7% and 35.7% of consolidated revenue in 2018, 2017 and 2016, respectively, and total net generation capacity of 531 MW at December 31, 2018. Niagara Mohawk Power Corporation accounted for 15.1% of total consolidated revenues and 26.8% of total revenues from the East U.S. segment for the year ended December 31, 2018.

The table below provides the revenue and project income for the East U.S. segment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	East U.S. Segment
	Revenue	Project income (loss)
	($ in millions)	($ in millions)
2018	$158.7	$70.9
2017	152.5	(17.0)
2016	134.5	31.2

Set forth below is a list of our East U.S. projects in operation at December 31, 2018:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A-
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September 2032	A-
Morris (2)	Illinois	Natural Gas	177	100.00%	100	Merchant	N/A	NR
					77	Equistar Chemicals, LP (3)	December 2034	BBB+ (4)
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June 2028	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric (5)	March 2024	BBB+
					16	Chemours Co.	March 2024	BB
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2020 (6)	AA
Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027 (7)	A-

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Equistar has an option to purchase Morris that is exercisable in December 2020 and in December 2027.

(3)	Equistar has the right under the PPA to take up to 77 MW, but on average has taken approximately 50 MW.

(4)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(5)

The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(6)	Merck has a one-year extension option that, if exercised, would extend the PPA expiration date to September 30, 2021.

(7)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through December 31, 2018, the facility has generated 7,651 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

West U.S. Segment

Our West U.S. segment accounted for 15.5%, 25.4% and 24.9% of consolidated revenue in 2018, 2017 and 2016, respectively, and total net generation capacity of 487 MW at December 31, 2018. Power Service Company of Colorado accounted for 7.0% of total consolidated revenues and 45.7% of total revenues from the West U.S. segment for the year ended December 31, 2018.

The table below provides the revenue and project income (loss) for the West U.S. segment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	West U.S. Segment
	Revenue	Project income (loss)
	($ in millions)	($ in millions)
2018	$43.8	$0.9
2017	108.9	(72.0)
2016	101.3	11.8

Set forth below is a list of our West U.S. projects in operation at December 31, 2018:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020 (1)	BBB+
Manchief (2)	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A-
Frederickson(3)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA-
					45	Grays Harbor PUD	August 2022	A+
					30	Franklin Co. PUD	August 2022	A+
Koma Kulshan	Washington	Hydro	13	100.00%	13	Puget Sound Energy	March 2037	BBB

(1)	Oxnard’s steam sales agreement expires in February 2020.

(2)	Public Service Company of Colorado has an option to purchase Manchief that is exercisable in May 2020 and in May 2021.

(3)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

In August 2018, we terminated discussions with the Navy regarding site control for Naval Station, Naval Training Center (‘NTC”) and North Island. We are proceeding with plans to decommission all three sites in 2019, which is a requirement of our land use agreements with the Navy. Pending a determination with the Navy regarding the scope of work and receipt of bids from contractors, the final cost of the decommissioning may exceed our asset retirement obligation of $5.0 million.

Canada Segment

Our Canada segment accounted for 27.9%, 39.1% and 40.7% of consolidated revenue in 2018, 2017 and 2016, respectively, and total net generation capacity for operational projects of 237 MW at December 31, 2018. British Columbia Hydro and Power Authority (“BC Hydro”) accounted for 12.5% of total consolidated revenues and 44.0% of total revenues from the Canada segment for the year ended December 31, 2018.

The table below provides the revenue and project income (loss) for the Canada segment. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Project Income (Loss) by Segment for additional details on our project income (loss).

	Canada Segment
	Revenue	Project income (loss)
	($ in millions)	($ in millions)
2018	$78.9	$17.0
2017	168.6	38.8
2016	162.5	(35.7)

Set forth below is a list of our Canada projects in operation or under contract at December 31, 2018:

								Customer
							Power	Credit
			Gross	Economic	Net		Contract	Rating
Project	Location	Fuel	MW	Interest	MW	Primary Electric Purchasers	Expiry	(S&P)
Mamquam (1)	British Columbia	Hydro	50	100.00%	50	BC Hydro	September 2027	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	BC Hydro	August 2022	AAA
Williams Lake	British Columbia	Biomass	66	100.00%	66	BC Hydro	June 2019	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	June 2020	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022	AA
Tunis	Ontario	Natural Gas	37	100.00%	37	Independent Electricity System Operator	October 2033	AA

(1)	BC Hydro has an option to purchase Mamquam that is exercisable in November 2021 and every five-year anniversary thereafter.

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

According to the North American Electric Reliability Corporation’s (“NERC”) 2018 Long‑Term Reliability Assessment (“LTRA”), published in December 2018, the 10-year forecast compound annual growth rate of the peak summer and winter electricity demand has leveled off, but remains historically low. The LTRA reference case shows a compound annual growth rate of 0.6% for both the summer and winter seasons. This growth rate is consistent with the 2017 LTRA. However, the projected growth rate was 1.5% just a decade earlier. These growth rates are expected to continue to decline due to the increase in energy efficiency and conservation programs as well as the continued growth of distributed solar and other storage sources.

Despite recent and projected low demand growth, regions where we operate are projected to have reserve margin shortfalls or reserve margins that are lower than NERC’s reference reserve margin level. According to the LTRA, the North American electric power system is undergoing a significant transformation with ongoing retirements of fossil-fired and nuclear capacity as well as growth in natural gas, wind, and solar resources. This shift is caused by several drivers, such as existing and proposed federal, state, and provincial environmental regulations as well as low natural gas prices, in addition to the ongoing integration of both distributed and utility-scale renewable resources. Natural gas-fired generation surpassed coal as the predominant fuel source for electric generation and is the leading fuel type for capacity additions.

Non‑utility power generation

The electric power industry is one of the largest industries in the United States, generating annualized retail electricity sales of approximately $370 billion through November 2018, based on information published by the Energy Information Administration, an increase from $359 billion during the same period of 2017. A significant portion of the power produced in the United States and Canada is generated by non‑utility generators. According to the Energy Information Administration, independent power producers represented approximately 40% of total net generation in 2018. Independent power producers sell the electricity that they generate to electric utilities and other load‑serving entities (such as municipalities and electric cooperatives) by way of bilateral contracts or open power exchanges. The electric utilities and other load‑serving entities, in turn, generally sell this electricity to industrial, commercial and residential customers. In the independent power generation sector, electricity is generated from a number of energy sources, including natural gas, coal, water, waste products such as biomass (e.g., wood, wood waste, agricultural waste), landfill gas, geothermal, solar and wind. All of our plants are non‑utility electric generating facilities in the North American electrical power generation industry.

Competition

The power generation industry is characterized by intense competition, and we compete with utilities, industrial companies, yieldcos and other independent power producers. Historically low crude and natural gas prices as well as decreased rates of demand growth have contributed to reduced capacity and energy prices and increasing competition among generators to obtain power sales agreements. We also compete for acquisition and joint‑venture opportunities with numerous private equity, infrastructure and pension funds, Canadian and U.S. independent power firms, utility non‑regulated subsidiaries and other strategic and financial players.

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

Generating projects

United States

Nine of our power generating projects are QFs under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”), and FERC regulations. A QF falls into one or both of two primary classes, both of which would facilitate one of PURPA’s goals to more efficiently use fossil fuels to generate electricity than typical utility plants. The first class of QFs includes energy producers that generate power using renewable energy sources such as wind, solar, geothermal, hydro, biomass or waste fuels. The second class of QFs includes cogeneration facilities, which must meet specific fossil fuel efficiency requirements by producing both electricity and steam versus electricity only.

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

Notwithstanding their status as QFs and EWGs, our projects remain subject to various aspects of FERC regulation, including those relating to power marketer status and to oversight of mergers, acquisitions and investments relating to utilities under the Federal Power Act, as amended by the EP Act of 2005. Eight of our projects are also subject to reliability standards developed and enforced by NERC. NERC is a not-for-profit regulatory authority whose mission is to assure the reliability and security of the bulk power system in North America.

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

British Columbia, Canada

The vast majority of British Columbia’s power is generated or procured by BC Hydro, which is one of the largest electric utilities in Canada. BC Hydro is owned by the Province of British Columbia and is regulated by the British Columbia Utilities Commission (the “BCUC”), which is governed by the Utilities Commission Act (British Columbia) (the “UCA”).  The BCUC is also responsible for the regulation of British Columbia’s public energy utilities including publicly owned and investor-owned utilities (i.e., independent power producers).

BC Hydro is generally required to acquire all new power (beyond what it already generates from existing BC Hydro plants) from independent power producers.

All contracts for electricity supply, including those between independent power producers and BC Hydro, must be filed with and approved by the BCUC.  In making its determination, the BCUC will examine whether the contract is in the public interest. The BCUC may hold a hearing in this regard. Furthermore, the BCUC may make rules governing conditions to be contained in agreements entered into by public utilities for electricity.

Pursuant to the UCA, the BCUC has adopted the standards developed by the NERC and the Western Electricity Coordinating Council (“WECC”) in respect to all generators of electricity in British Columbia, including independent power producers. As a practical matter, the BCUC appointed WECC as Administrator to assist the BCUC in carrying out the registration of parties and compliance monitoring.

The Clean Energy Act (the “Clean Energy Act”), which became law in 2010, sets out British Columbia’s energy objectives. The Clean Energy Act states, among other things, that British Columbia aims to accelerate and expand the development of clean and renewable energy sources in British Columbia to, among other things, promote economic development and job creation and continue to work toward the reduction of greenhouse gas emissions. The legislation also explicitly states that British Columbia will encourage the use of waste heat, biogas and biomass to reduce waste. Clean Energy Production in B.C.: An inter-Agency Guidebook for Project Development, which was released by the Provincial government in 2016, is consistent with the Clean Energy Act, favors clean and renewable energy sources such as waterpower, windpower and ocean energy generation. Pursuant to the Clean Energy Act, BC Hydro is required to submit a report to the BCUC every five years outlining how it intends to meet these objectives and provide updates on its progress to date.

Other provincial regulators in British Columbia having authority over independent power producers include the British Columbia Safety Authority, the Ministry of Environment and Climate Change Strategy, and the Integrated Land Management Bureau.

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

A number of other regulators and quasi-governmental entities play a role in electricity regulation in Ontario, including the Independent Electricity System Operator (“IESO”), Hydro One, the Electrical Safety Authority (“ESA”) and the Ontario Electricity Financial Corporation (“OEFC”).

In 1998, the Legislative Assembly of Ontario passed the Energy Competition Act of 1998, which authorized the establishment of a market in electricity, and reorganized Ontario Hydro into five companies: Ontario Power Generation (“OPG”), the Ontario Hydro Services Company (later renamed Hydro One), the Independent Electricity Market Operator (later renamed the IESO), the ESA, and OEFC. The two commercial companies, Ontario Power Generation and Hydro One, were intended to eventually operate as private businesses rather than as crown corporations. In the fall of 2015, the Province sold off 15% of Hydro One in an IPO with an additional 38% sold through December 31, 2017. In January of 2018, the Province sold a further 2.4% of the company’s outstanding common shares to 129 First Nations of Ontario. The Province now owns approximately 48.9% of the company’s common shares, including the 1.5% owned by Ontario Power Generation, a company wholly-owned by the Province.

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

In November 2006, the IESO entered into a memorandum of understanding with NERC, in which it recognized NERC as the “electricity reliability organization” in Ontario. In addition, the IESO has also entered into a similar MOU with both the Northeast Power Coordinating Council (the “NPCC”) and NERC. The IESO is accountable to NERC and NPCC for compliance with NERC and NPCC reliability standards. Although the IESO may impose Ontario-specific reliability standards, such standards must be consistent with, and at least as stringent as, NERC’s and NPCC’s standards. Effective July 1, 2016, the IESO changed the definition of what generating facilities are considered part of the Bulk Electric System (“BES”). Any new facility grouped into the BES, which includes all Ontario sites except Kapuskasing, will have to comply with all NERC reliability standards in effect in Ontario. As of January 1, 2015, the IESO is responsible for procuring new electricity generation. As a result, the IESO enters into electricity generation contracts with electricity generators in Ontario from time to time. The IESO also administers the Ontario Reliability Compliance Program, working with various market participants to ensure they understand and adhere to their obligations.

Although the Green Energy Act became law in Ontario in 2009 for renewable electricity generation technologies, including via a feed-in tariff program, this statute was repealed as of January 1, 2019 with the introduction and proclamation of the Green Energy Repeal Act, 2018. This Act amended provisions of the Electricity Act, 1998, as well as the Environmental Protection Act, and the Planning Act, among others. In particular, amendments to the Environmental Protection Act now provide that, absent a demonstrated demand for the electricity which would be generated by a given renewable energy project, the provincial government is empowered to prohibit the issuance or renewal of energy approvals for any such project. Amendments to the Planning Act now stipulate that there is no appeal route in respect of any refusal or failure to adopt an amendment authorizing a renewable energy undertaking, except by the Minister. Further amendments provide that there is now no appeal route in respect of all or any part of an application for amendment to a by-law if the amendment proposes to permit a renewable energy undertaking, except by the Minister. The provincial government has stated that the repeal of the Green Energy Act will empower individual municipalities to make planning decisions related to the development of new energy projects. In July of 2018, the provincial government cancelled hundreds of renewable energy contracts in the province.  In the related Minister’s Directive, the Minister noted that the IESO’s recent system planning work “indicates that Ontario’s current contracted and rate regulated electricity resources are sufficient to satisfy or exceed forecasted provincial needs for the near term and that there are other means of meeting future energy supply and capacity needs at materially lower costs than long-term contracts that lock in the prices paid for these resources.”

In January 2019, the provincial government initiated a consultation process in order to consider the merits of shifting to a single annual natural gas rate which will include both delivery-related and commodity-related rates.

Carbon emissions

United States – regional and state

In the United States, during the past several years government actions addressing carbon emissions have occurred primarily at the regional and state levels. Beginning in 2009, the Regional Greenhouse Gas Initiative (“RGGI”) was established by certain Northeast and Mid-Atlantic states as the first cap-and-trade program in the United States for CO2 emissions. CO2 allowances are now a tradable commodity in the RGGI states. The nine states currently participating in RGGI have varied implementation plans and schedules. RGGI implemented a new, reduced CO2 cap in 2014, with further reductions of 2.5% each year from 2015 to 2020. On January 29, 2018, the governor of New Jersey signed an executive order directing the state’s Department of Environmental Protection and the Board of Public Utilities to take all necessary regulatory and administrative measures to ensure New Jersey’s timely return to full participation in RGGI. We have project interests in two RGGI states, New York and New Jersey. New York provides cost mitigation for independent power projects with certain types of power contracts. New Jersey, pending final legislation, is also expected to provide similar cost mitigation. California’s cap-and-trade program governing greenhouse gas emissions became effective for the electricity sector on January 1, 2013. California, along with British Columbia and Quebec, is part of the Western Climate Initiative, which supports the implementation of state and provincial greenhouse gas emissions trading programs. Other states and regions in the United States have considered similar regulations, and it is possible that federal climate legislation will be established in the future.

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

SB 1368 added the requirement that the California Energy Commission, in consultation with the California Public Utilities Commission (the “CPUC”) and the CARB, establish greenhouse gas emission performance standards and implement regulations for PPAs with a term of five or more years entered into prospectively by publicly owned electric utilities. The legislation directs the California Energy Commission to establish the performance standard as one not exceeding the rate of greenhouse gas emitted per megawatt hour (“MWh”) associated with combined-cycle, gas turbine baseload generation.

United States – Federal

Over the past several years, the U.S. Environmental Protection Agency (the “EPA”) has taken a number of actions respecting CO2 emissions. The EPA’s actions include its December 2009 finding of “endangerment” to public health and welfare from greenhouse gases, its issuance in September 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule which required large sources, including power plants, to monitor and report greenhouse gas emissions to the EPA annually beginning in 2011, and its issuance in May 2010 of its final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which under a phased-in approach requires large industrial facilities, including power plants, to obtain permits to emit, and to use best available control technology to curb emissions of, greenhouse gases. In addition, in August 2015, the EPA issued its final rule regulating carbon emissions from existing electric generating units, which is referred to as the Clean Power Plan (the “CPP”).  As a result of judicial challenge, however, the CPP has not been implemented, and more recently the Trump Administration has pursued efforts to revoke it. In October 2017, the EPA issued a proposed rule to repeal the CPP for existing power plants; in August 2018, the EPA issued its proposed Affordable Clean Energy Rule, which would establish emissions guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants; and in December 2018, the EPA issued a proposed rule to considerably ease the greenhouse gas standards for new power plants. Any such rulemaking activities could take years to complete, and are likely to draw legal challenges. At this time, we cannot predict the outcome of the current legal challenges to the CPP or any legal challenges to future administrative actions.

Canada - Federal

In Canada, the federal government has implemented greenhouse gas reporting regulations and are developing additional programs to address greenhouse gas emissions. Under the 2004 federal Greenhouse Gas Emissions Reporting Program (“GHGRP”), all facilities which emit 50,000 tonnes or more of carbon dioxide equivalent (“CO2eq”) per year are required to submit reports on their emissions to Environment Canada.

On October 3, 2016, the Government of Canada announced its proposed pan-Canadian approach for the pricing of carbon pollution. On January 15, 2018, the Government of Canada released the draft Greenhouse Gas Pollution Pricing Act, setting out the mechanics to be used to backstop the federal government’s pan-Canadian approach to carbon pricing in provinces that have not implemented, by January 1, 2019, a carbon pricing system that the federal government has determined complies with its carbon pricing requirements. It also included a proposed design of rules to enhance market liquidity.  In May 2018, the federal Government published “Carbon pricing: compliance options under the federal output-based pricing system,” a document that describes the proposed rules, and on June 21, 2018 the Greenhouse Gas Pollution Pricing Act went into effect.  Since that time the federal government has published, on October 31, 2018, SOR/2018-212, 213 and 214 (the “GHGPPA SOR”), to amend Schedule 1 to the Greenhouse Gas Pollution Pricing Act, to establish criteria respecting facilities and persons, and to issue the greenhouse gas emissions information production order.

Alberta, British Columbia and Québec already have compliant carbon pricing systems in place and are not expected to be subject to the federal backstop regime. Although at the beginning of 2017, Ontario had implemented a compliant cap and trade system, there was a change in the provincial government as a result of the election held in June 2018. The newly elected Ontario government cancelled the cap and trade regulation and prohibited all trading of emission allowances, effective as of July 3, 2018, and on October 31, 2018 formally repealed the cap-and- trade legislation. As a result, our Ontario operations are now subject to the federal backstop regime. Under the federal GHGPPA SOR, large industrial emitters, such as our operations in Tunis and Nipigon, are subject to the federal output-based pricing system (“OBPS”)` provided for in Part 2 of the Greenhouse Gas Pollution Pricing Act. The federal backstop regime imposes a minimum Cdn$20/tonne of CO2e (“tCO2e”) carbon price beginning on January 1, 2019, increasing by Cdn$10 increments each following year to 2022.

The validity of the federal backstop regime is being challenged on constitutional grounds by Ontario and Saskatchewan, and Ontario also is working on its own output-based performance standards for large emitters (which appear likely to be similar to and potentially compatible with the federal OBPS). The details of both the federal OBPS and the Ontario output-based performance standards had not been settled at the beginning of 2019, notwithstanding that they are to be effective from and after January 1, 2019. The federal government issued a  “Notice of intent to make regulations under part 2 of the Greenhouse Gas Pollution Pricing Act” on December 20, 2018, and subsequently, on January 9, 2019, issued “The Complete Text for Proposal for the Output-Based Pricing System Regulations” for public comment (which are due by February 15, 2019). The implications of the federal OBPS for our operations in Tunis and Nipigon is discussed below (in the section on Canada – Ontario).

Canada – British Columbia

The Government of British Columbia has enacted a number of significant pieces of climate action legislation that frame British Columbia’s approach to reducing greenhouse gas emissions with the goal of supporting its participation in the emerging low-carbon economy.

One key piece of legislation is the Greenhouse Gas Reduction Targets Act, which was re-enacted in November 2018 as the Climate Change Accountability Act (British Columbia) (“CCAA”), which sets legislated targets for the reduction of greenhouse gas emissions in British Columbia. Using 2007 as a base year, CCAA (along with related Ministerial Orders) requires that emissions must be reduced by a minimum of 40% by 2030, 60% by 2040 and 80% by 2050. Also required in connection with CCAA are (from 2020 onward) British Columbia Greenhouse Gas Inventory Reports (reports are prepared in even-numbered years and tables are updated in odd-numbered years), Community Energy and Emissions Inventory Reports (prepared every two years) and Carbon Neutral Action Reports (prepared annually), all of which are designed to provide scientific, comparable and consistent reporting of greenhouse gas sources.

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

Canada - Ontario

In a news release issued on June 15, 2018, Ontario Premier-designate Doug Ford announced that the first act of his newly formed government would be to cancel Ontario’s cap and trade program (under the Climate Change Mitigation and Low-carbon Economy Act, 2016).  Effective as of July 3, 2018, the Ontario government cancelled the cap and trade regulation and prohibited all trading of emissions allowances, and on October 31, 2018 formally repealed the Ontario cap-and-trade legislation.  Bill 4: Cap and Trade Cancellation Act, 2018 (the legislation which repealed the former cap-and-trade regime) retired or cancelled outstanding emissions allowances and strictly limited the ability of those holding emissions allowances to bring claims seeking to recover for any damages suffered as a result.

Under the previous cap-and-trade regime, facilities in Ontario with annual greenhouse gas emissions of 25,000 tonnes or more were generally required by law to participate in the regime by obtaining emissions allowances. However, facilities which primarily generate electricity using natural gas from a local distributor were excluded from the requirement to obtain emission allowances and instead participated in the program through the payment of the carbon price charged by the local natural gas distributor on the natural gas delivered after the end of 2016. As a result, our operations in Ontario were not holding emissions allowances when the Ontario cap and trade program was cancelled and were not adversely affected by the cancellation of that regime.

As a result of the cancellation of the Ontario cap-and-trade regime, from January 1, 2019 our operations in Nipigon and Tunis are subject to the federal OBPS and potentially also to the Ontario output-based performance standard (both of which remain to be fully detailed).  Under the federal “Notice Establishing Criteria Respecting

Facilities and Persons and Publishing Measures: SOR/2018-213,” any facility which emitted more than 50kt of CO2e during any of the 2014, 2015, 2016 or 2017 calendar years, and which carries out, as its primary activity, the generation of electricity using fossil fuels, is a covered facility and subject to the OBPS. Since the Nipigon and Tunis projects are each generating electricity using natural gas and each reported emissions in excess of 50kt of CO2e for one of the 2014, 2015, 2016 or 2017 calendar years (119,248 tonnes for 2014 in the case of Tunis and 115,725 tonnes for 2016 in the case of Nipigon), each is considered a covered facility and subject to the federal OBPS.

Assuming that the federal OBPS regulations remain as set out in the January 9, 2019 proposal (discussed in the section on Canada - Federal), the Tunis and Nipigon projects will be required to either pay an excess emissions charge or remit compliance units as prescribed by the federal backstop regime for each tonne of CO2e emissions in excess of 370 tonnes of CO2e / GWh of electricity generated by such operations and will receive free emissions allowances if the emissions fall below that measure.  The details of arrangements for the possible recovery of these potential additional costs from the IESO will depend on the terms of the applicable PPA.

Renewable Energy

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

In December 2015, 195 countries participating in the United Nations Framework Convention on Climate Change (“UNFCC”), at its 21st Conference of the Parties meeting (“COP21”) held in Paris, adopted a new global agreement on the reduction of climate change (the “Paris Agreement”). The Paris Agreement became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of greenhouse gas emissions as soon as possible. The Paris Agreement consists of two elements: a legally binding commitment by each participating country to set an emissions reduction target, referred to as “nationally determined contributions” or “NDCs,” with a review of the NDCs that could lead to updates and enhancements every five years (Article 4) and a transparency commitment requiring participating countries to disclose in full their progress (Article 13). As decided at the 24th Conference of the Parties meeting in December 2020, countries are expected to submit updated NDCs in 2020. Accordingly, the Paris Agreement may result in additional regulations to reduce carbon emissions in coming years.

Canada ratified the Paris Agreement, and submitted an NDC that included a 2030 target of 30% below 2005 levels. The United States also submitted an NDC, which called for reducing its net greenhouse gas emissions by 26-28% below 2005 levels by 2025. However, the Trump Administration has announced the planned withdrawal of the U.S.  from the Paris Agreement. In light of the legislative, judicial and executive factors influencing regulatory action, significant uncertainty exists as to how greenhouse gas restrictions in the U.S. will impact our facilities in the future.

EMPLOYEES

As of February 27, 2019, we had 230 employees, 166 in the United States and 64 in Canada. Of our Canadian employees, 44 are covered by collective bargaining agreements, which will expire on December 19, 2020 and December 31, 2020. During 2018, we did not experience any labor stoppages or labor disputes at any of our facilities.

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

In addition, a payout of a significant portion of our cash flow to service our debt, including pursuant to the mandatory amortization feature of the Credit Facilities, or to pay dividends on our preferred shares, may result in us not retaining a sufficient amount of cash to finance growth and reinvestment opportunities, including on our preferred shares through the acquisition of additional projects, to the extent any such acquisitions are otherwise available to us. As a result, we may have to forego growth and reinvestment opportunities that would otherwise be desirable, if we do not find alternative sources of financing for such opportunities. In addition, even if we are able to find alternative sources of financing for such opportunities, we may be precluded from pursuing an otherwise attractive acquisition or investment if the projected short‑term cash flow from the acquisition or investment is not adequate to service the capital raised to fund such acquisition or investment. This could also limit our flexibility in planning for, or reacting to, changes in our business and industry, placing us at a competitive disadvantage compared to our competitors. We cannot provide any assurance that we will be able to identify, finance or close any transactions associated with any such growth or reinvestment opportunities on acceptable terms or timing, or at all.

Further, if we are unable to generate sufficient cash flow from operations, our ability to support our liquidity needs, including, but not limited to, servicing our debt obligations, including pursuant to the mandatory amortization feature of the Credit Facilities, or financing internal or external growth opportunities, will depend on our ability to access the credit and capital markets, neither of which may be available to us on acceptable terms, or at all. Further, access to the credit and capital markets and the cost and availability of credit may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in securities trading markets and general economic conditions. We cannot provide any assurance that we will be able to access the credit or capital markets on acceptable terms or timing, or at all.

Our Credit Facilities contain certain terms, covenants and restrictions that could impact our available cash flow and restrict our ability to make acquisitions or investments or issue additional indebtedness

Our Credit Facilities contain certain terms, covenants and restrictions, including a mandatory amortization feature and customary prepayment provisions. Such terms, covenants and restrictions may impact our available cash flow and limit our ability to retain sufficient amounts of cash to service our debt obligations or finance internal or external growth opportunities. Our Credit Facilities are a primary source of our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us

The U.K. Financial Conduct Authority announced in 2017 that LIBOR could be effectively discontinued after 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates, liquidity, our access to funding required to operate our business, or the trading market for our existing Credit Facilities.

Under our existing Credit Facilities, if LIBOR becomes unavailable or if LIBOR ceases to accurately reflect the costs to the lenders, we may be required to pay interest under an alternative base rate which could cause the amount of interest payable on the term loan to be materially different than expected. We may choose in the future to pursue an amendment to our existing Credit Facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendment.

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

As of December 31, 2018, our consolidated debt represented approximately 79% of our total capitalization, comprised of debt and balance sheet equity.

The agreements governing our indebtedness limit, but do not prohibit, the incurrence of additional indebtedness. Our current or future borrowings could increase the level of financial risk to us and, to the extent that the interest rates are not fixed and rise, or that borrowings are refinanced at higher rates, our available cash flow and results of operations could be adversely affected. Changes in interest rates do not have a significant impact on cash payments that are required on our debt instruments as approximately 96% of our debt, including our share of the project‑level debt associated with equity investments in affiliates, either bears interest at fixed rates or is financially hedged through the use of interest rate swaps.

As of December 31, 2018, we had (i) no amount outstanding and $76.9 million issued in letters of credit under our revolving credit facility, (ii) $102.4 million of outstanding convertible debentures, and (iii) $625.0 million of outstanding Term Loan, Medium term Notes and non‑recourse project‑level debt.

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

We have guaranteed the performance of some of our subsidiaries, which may result in substantial costs in the event of non‑performance

We have issued certain guarantees of the performance of some of our subsidiaries in certain situations, which obligates us to perform in the event that the subsidiaries do not perform. In the event of non‑performance by the subsidiaries, we could incur substantial cost to fulfill our obligations under these guarantees. Such performance guarantees could have a material impact on our business, results of operations, financial condition and cash flows. See Notes 12, 20 and 23 to the consolidated financial statements for information on our guarantee obligations.

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

If we experience a change of control, unless we elect to make a voluntary prepayment of the term loan under the Credit Facilities, the Partnership will be required to offer each electing lender a prepayment of such lender’s term loans under the Credit Facilities at a price equal to 101% of par. Additionally, a change in control will permit holders of our convertible debentures to require that we purchase the debentures upon the conditions set forth in the respective indenture governing the debentures, which may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common shares. In addition, some of our PPAs or other commercial agreements may contain change of control provisions.

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

Our current structure may be subject to additional U.S. federal income tax liability

Under our current structure, our subsidiaries that are incorporated in the United States are subject to U.S. federal income tax on their income at regular corporate rates (currently as high as 21%, plus state and local taxes), and two of our U.S. holding companies will claim interest deductions with respect to the Intercompany Notes in computing their income for U.S. federal income tax purposes. To the extent any interest expense under the Intercompany Notes is disallowed or is otherwise not deductible, the U.S. federal income tax liability of our U.S. holding companies will increase, which could affect the after‑tax cash available to distribute to us.

We received advice from our U.S. tax counsel at the time of the issuance, based on certain representations by us and our U.S. holding companies and determinations made by our independent advisors, as applicable, that the Intercompany Notes should be treated as debt for U.S. federal income tax purposes. However, it is possible that the Internal Revenue Service (the “IRS”) could successfully challenge these positions and assert that any of these arrangements should be treated as equity rather than debt for U.S. federal income tax purposes or that the interest on such arrangements is otherwise not deductible. In this case, the otherwise deductible interest would be treated as non‑deductible distributions and, in the case of the Intercompany Notes, may be subject to U.S. withholding tax to the extent our respective U.S. holding company had current or accumulated earnings and profits. The determination of debt or equity treatment for U.S. federal income tax purposes is based on an analysis of the facts and circumstances. There is no clear statutory definition of debt for U.S. federal income tax purposes, and its characterization is governed by principles developed in case law, which analyze numerous factors that are intended to identify the nature of the purported creditor’s interest in the borrower.

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

In addition, recently enacted U.S. tax legislation made significant changes to the U.S. federal income tax rules applicable to our activities in the United States. Although the tax legislation enacted on December 22, 2017 reduced the federal corporate income tax rate from 35% to 21%, it also added additional limitations on deductions attributable to interest expense (discussed in the preceding paragraph) and introduced “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates. We evaluated the full effect of this legislation on our business and operations and believe that the interest expense limitation and base erosion and anti-abuse tax will not have a material impact on cash taxes in future tax years.

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

Risks Related to Our Business and Our Projects

The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition

Power generated by our projects, in most cases, is sold under PPAs that expire at various times. Currently, our PPAs are scheduled to expire between June 30, 2019 and March 31, 2037. See Item 1. Business—Our Organization and Segments for details about our projects’ PPAs and related expiration dates. In addition, these PPAs may be subject to termination prior to expiration in certain circumstances, including default by the project. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all; the price received by the project for power under subsequent arrangements may be reduced significantly, or there may be a delay in securing a new PPA until a significant time after the expiration of the original PPA at the project. It is possible that subsequent PPAs may not be available at prices that permit the operation of the project on a profitable basis. When the affected project temporarily or permanently ceases operations, or when we have an expectation that we will be unable to renew or renegotiate the PPA, the value of the project may be impaired such that we would be required to record an impairment loss under applicable accounting rules. See “—Impairment of goodwill or long lived assets could have a material adverse effect on our business, results of operations and financial condition.”

Nine of our projects, representing 57% of our operating net MW and 51% of our 2018 Project Adjusted EBITDA, have PPAs or other contractual arrangements that will expire within the next five years. These projects are Williams Lake (2019), Oxnard (2020), Calstock (2020), Kenilworth (2020),  Manchief (2022), Frederickson (2022), Moresby Lake (2022), Nipigon (2022) and Orlando (2023).

Our projects depend on their electricity and thermal energy customers and there is no assurance that these customers will perform their obligations or make required payments

Each of our projects relies on one or more PPAs, steam sales agreements or other agreements with one or more utilities or other customers for a substantial portion of its revenue. At times, we rely on a single customer or a limited number of customers to purchase all or a significant portion of a project’s output. In 2018, the largest customers of our power generation projects, including projects recorded under the equity method of accounting, are Niagara Mohawk Power Corporation, Equistar Chemicals L. P., BC Hydro, Georgia Power Company and IESO, which account for approximately 15.1%, 12.6%, 12.5%, 10.9% and 10.8%, respectively, of the consolidated revenue of our projects. If a customer stops purchasing output from our power generation projects or purchases less power than anticipated, such customer may be difficult to replace, if at all. Further concentration of our customers would increase our dependence on any one customer. Our cash flows and results of operations, including the amount of cash available to make payments on our indebtedness, are highly dependent upon customers under such agreements fulfilling their contractual obligations. There is no assurance that these customers will perform their contractual obligations or make required payments.

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

Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition

PPAs that are based on spot market pricing for some or all of their output will be exposed to fluctuations in the wholesale price of electricity. In addition, as PPAs expire or terminate, the relevant project will be required to either negotiate a new PPA or sell into the electricity wholesale market, in which case the prices for electricity will depend on market conditions at the time, which may not be favorable. The open market wholesale prices for electricity are very volatile. Long and short‑term power prices may fluctuate substantially due to other factors outside of our control, including:

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

Both our Chambers and Morris projects are contracted but have some exposure to market prices for power.  At Chambers, plant capacity is sold forward pursuant to the power purchase agreement with our utility customer but the project is economically dispatched, which impacts variable operating margins. For example, during periods of low demand and low spot electricity prices, the project is dispatched less, which reduces the project’s operating margin. In addition, the utility customer has the right to sell a portion of the output into the spot market if it is economical to do so, and the Chambers project shares in the profit from these sales. This also adds some variability to the project’s financial results.

At Morris, a portion of the capacity is contracted with the industrial customer through 2034. The remaining capacity has been sold forward into the Pennslyvania New Jersey Maryland (“PJM”) capacity market through annual auctions covering the period through May 2022. The capacity revenues from these auctions generally represent the majority of the operating margin of the uncontracted portion of the project. Energy associated with the capacity sold forward into the PJM market is generally dispatched by PJM when economic to do so or when needed for other reasons. The project can also offer ancillary services to the grid. The sale of energy and ancillary services from the uncontracted portion of the project is not at a fixed price or margin and therefore can add variability to the project’s financial results.

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

Revenues from hydropower projects are highly dependent on precipitation and associated weather conditions and in the absence of such suitable conditions, our hydropower projects may not meet anticipated production levels, which could adversely affect our forecasted revenues

We own interests in four hydropower projects, which are subject to substantial resource risks. The energy and revenues generated at a hydro energy project are highly dependent on precipitation patterns, which are variable and difficult to predict for any given year. We base our investment decisions with respect to each hydro energy project on the historical stream flow records for the area. However, actual climatic conditions in any given year may not meet the historical averages, which would impair our ability to meet anticipated production levels, which could adversely affect our forecasted revenues.

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

As discussed above, in 2018, the Ontario provincial government cancelled hundreds of renewable energy projects which had previously received approval, and has introduced or amended legislation which will have an impact on the development of new renewable energy projects.

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

Environmental laws and regulations have generally become more stringent over the long term; however, more recently the Trump Administration has taken numerous actions to reduce U.S. federal regulatory burdens, particularly for coal-fired power plants. In the United States, the Clean Air Act and related regulations and programs of the Environmental Protection Agency extensively regulate the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds by power plants. The EPA’s Cross-State Air Pollution Rule (“CSAPR”), issued in 2011 and updated in 2017, requires 27 states and the District of Columbia to curb emissions of sulfur dioxide and nitrogen oxides from power plants through participation in a cap and trade system or more aggressive state-by-state emissions limits. Other stringent EPA air emission regulations include updates to national ambient air quality standards for sulfur dioxide, issued in 2010; for fine particulate matter, issued in 2012; and for ozone, issued in 2015. However, in December 2018 the EPA proposed revising the findings that supported its 2011 mercury and air toxics emissions standards for power plants (“MATS”). In July 2018, the Trump Administration issued the first in a planned series of two final rules to significantly roll back the EPA’s regulations governing disposal of coal ash in landfills and impoundments. The Trump Administration also has been pursuing other initiatives that would revoke existing environmental requirements, largely focused on coal mining and coal-fired power plants. We continue to assess the impact of these changes on our business.

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

There are also potential impacts on our natural gas businesses as legislation or regulations may require greenhouse gas emission reductions from the natural gas sector, which could affect demand for natural gas. Additionally, greenhouse gas requirements could result in increased demand for energy conservation and renewable products, as well as increase competition surrounding such innovation. Additionally, our reputation could be damaged due to public perception surrounding greenhouse gas emissions at our power generation projects. Any such negative public perception could ultimately result in a decreased demand for electric power generation or distribution. Several regions of the United States and Canada have moved forward with greenhouse gas emission regulation.

Concerning our projects in British Columbia, regulatory restrictions stemming from GGIRCA, CCAA, and financial commitments arising in connection with the requirements under the CTA, could affect our ability to operate our projects in British Columbia and affect our profitability. Concerning our projects in Ontario, the federal OBPS, from the beginning of 2019, may have increased the cost of generating electricity using natural gas and the price of the electricity produced by our natural gas-powered projects in the Province. In addition, on December 15, 2016, the IESO entered into an electricity trade agreement with Hydro-Québec under which the IESO will purchase a total of 14 terawatt hours (TWh) of electricity from Hydro-Québec over a seven-year period from 2017 to 2023. The News Release issued by the Government of Ontario regarding this agreement stated that “Ontario will reduce the cost to its consumers by $70 million compared to its previous plan by importing 2 TWh of hydroelectric power each year from Québec to replace the use of natural gas.” We anticipate that the increasing carbon price and other initiatives to reduce greenhouse gas  emissions associated with the generation of electricity in the Province could affect our ability to operate our projects in Ontario and affect our profitability, but note that there will be a federal election in Canada in 2019 and that the future of the current federal carbon pricing regime for GHG emissions is now uncertain.

All of our subject generating facilities have complied on a timely basis with the new EPA and Ontario greenhouse gas reporting requirements. Compliance with greenhouse gas emission reduction requirements may require increasing the energy efficiency of equipment at our natural gas projects, purchase of allowances and/or offsets, fuel switching, and/or retirement of high‑emitting projects and potential replacement with lower-emitting projects. The cost of compliance with greenhouse gas emission legislation and/or regulation is subject to significant uncertainties due to the outcome of several interrelated assumptions and variables, including timing of the implementation of rules, required levels of reductions, allocation requirements of the new rules, the maturation and commercialization of carbon capture and storage technology, the selected compliance alternatives and in the United States the actions taken by the Trump Administration to revoke Obama era climate regulations. We cannot estimate the aggregate effect of such requirements on our business, results of operations, financial condition or our customers. However, such expenditures, if material, could make our generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect our business, results of operations and financial condition.

Impairment of goodwill, long‑lived assets or equity method investments could have a material adverse effect on our results of operations and financial condition

As of December 31, 2018, we had $21.3 million of goodwill, which represented approximately 2% of our total assets on our consolidated balance sheets. Goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. We could be required to, and have in the past, evaluated the potential impairment of goodwill outside of the required annual evaluation process if we experience situations, including but not limited to, sustained declines in market capitalization, deterioration in general economic conditions or our operating or regulatory environment, increased competitive environment, an increase in fuel costs (particularly when we are unable to pass-through the impact to customers), significant changes in forecasted market prices for power, negative or declining cash flows, loss of a key contract or customer (particularly when we are unable to replace it on equally favorable terms), or our inability to renew certain of our PPAs following their expiration or termination. These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods. Additionally, goodwill may be impaired if any acquisitions we make do not perform as expected.

Long‑lived assets are initially recorded at acquisition cost and are amortized or depreciated over their estimated useful lives. Long‑lived assets are evaluated for impairment only when impairment indicators are present, whereas goodwill is evaluated for impairment on an annual basis or more frequently if potential impairment indicators are present. Otherwise, the recoverability assessment of long‑lived assets is similar to the potential impairment evaluation of goodwill particularly as it relates to the identification of potential impairment indicators, and making estimates and assumptions to determine fair value, as described above.

We have recorded $0, $187.2 million and $85.9 million of goodwill, long-lived asset and equity method investment impairments for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 9 to the consolidated financial statements included in this Annual Report on Form 10‑K.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

We continue to document, test, and monitor our internal controls over financial reporting in order to satisfy all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; however, we cannot be assured that our disclosure controls and procedures and our internal control over financial reporting will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

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

Further, changes and developments in technology, including fuel cells, microturbines, solar cells and other emerging technologies related to energy generation, distribution and consumption, may facilitate the entrance of new competitors, increase the supply of electricity, and reduce the cost of methods of producing power that we do not currently use or lower the price of or demand for energy. If these technologies became cost-competitive, we could face increasing competition and the value of our generating facilities could be reduced.

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

We have limited control over management decisions at certain projects

Three of our projects are not wholly‑owned by us or we have contracted for their operations and maintenance, and in some cases we have limited control over the operation of the projects. Although we generally prefer to acquire projects where we have control, we may make acquisitions in non‑control situations to the extent that we consider it advantageous to do so and consistent with regulatory requirements and restrictions, including the Investment Company Act of 1940. Third‑party operators operate three of our projects. As such, we must rely on the technical and management expertise of these third‑party operators, although typically we negotiate to obtain positions on a management or operating committee if we do not own 100% of a project. To the extent that such third‑party operators do not fulfill their obligations to manage the operations of the projects or are not effective in doing so, our cash flow may be adversely affected. The approval of third‑party operators also may be required for us to receive distributions of funds from projects or to transfer our interest in projects. Our inability to control fully certain projects could have an adverse effect on our business, results of operations and financial condition.

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

Although electricity demand is expected to grow, such growth is projected to occur at a slow rate. While the North American power industry is continuing to undergo consolidation and may present attractive investment opportunities,  the demand for and the value of power generation assets is likely to be impacted by future regulatory policies as the industry continues to transition. This consolidation and transition may present attractive acquisition opportunities, but we are likely to confront significant competition for those opportunities and, to the extent that any opportunities are identified, we may be unable to effect acquisitions or investments.

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

Certain employees are subject to collective bargaining

A number of our plant employees, at one plant in British Columbia and at two plants in Ontario, are subject to collective bargaining agreements. These agreements expire periodically and we may not be able to renew them without a labor disruption or without agreeing to significant increases in labor costs. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Hostile cyber intrusions could severely impair our operations, lead to the disclosure of confidential information, damage our reputation and otherwise have an adverse effect on our business, results of operations and financial condition

From time to time, we, like others in our industry, are subject to cyber intrusions in which customer data and proprietary business information is targeted. A cyber intrusion is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber intrusion is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, steal confidential information, and impact our ability to make collections or otherwise impact our operations. We are dependent on various information technologies throughout our company and our projects to carry out multiple business activities. Further, the computer systems that run our facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. and/or Canadian bulk power system or our operations could view our computer systems, software or networks as attractive targets for cyber attack. In addition, our business requires that we collect and maintain confidential employee and shareholder information, which is subject to the risk of electronic theft or loss.

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

Our principal executive office is located at 3 Allied Drive Suite 155, Dedham, Massachusetts under a lease that expires in 2024.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of December 31, 2018.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 31, 2018, we commenced a new Normal Course Issuer Bid (“NCIB”) for each of our Series D and Series E Debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The NCIBs expire on December 30, 2019 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the NCIB, we may purchase up to a total of 10,623,464 common shares based on 10% of our public float as of December 17, 2018 and we are limited to daily purchases of 10,300 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval. As of December 31, 2018, we have not made any repurchases under the new NCIBs.

This new NCIB replaced the prior NCIB that expired on December 28, 2018. Through December 31, 2018, we repurchased and cancelled approximately 7.8 million common shares at a cost of $16.6 million. The following table provides purchases of common equity securities by the Issuer and Affiliated Purchasers for the period of October 1, 2018 through December 31, 2018:

			Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid	as Part of a Publicly Announced	of Shares to be Purchased Under
Purchase Period	Shares Purchased	Per Share	Purchase Plan	the Plan
10/1/2018 - 10/31/2018	291,327	$ 2.15	291,327
11/1/2018 - 11/30/2018	668,532	$ 2.15	668,532
12/1/2018 - 12/31/2018	1,076,904	$ 2.14	1,076,904	$ 0	(1)
Total	2,036,763		2,036,763

(1)	This plan expired on December 28, 2018.

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

Market Information and Holders

Our common shares trade on the NYSE under the symbol “AT” and on the TSX under the symbol “ATP”. The number of common shares outstanding was 109,686,626 on February 27, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding our Long‑Term Incentive Plan. For the description of our Long‑Term Incentive Plan, see Note 17, Equity Compensation Plans to the consolidated financial statements.

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights(1)(2)	warrants and rights	in column (a))(1)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,634,801	$—	—
Equity compensation plans not approved by security holders	359,936	—	179,968
Total	2,994,737	$—	179,968

(1)

Number of securities to be issued upon exercise of outstanding awards and number of securities remaining available for future issuance reflects expected redemption of award one‑third in cash and two‑thirds in common shares. Specifically, the number of securities to be issued upon exercise of outstanding awards reflects two-thirds of the number of outstanding notional shares. See Item 15. “Exhibits and Financial Statements Schedule”—Note 2(u), Equity compensation plans.

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

Performance Graph

The performance graph below compares the cumulative total shareholder return on our common shares for the period December 31, 2013, through December 31, 2018, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Standard & Poor’s TSX Composite, or S&P/TSX. Our common shares trade on the NYSE under the symbol “AT” and the TSX under the symbol “ATP”.

The performance graph shown below is being furnished and compares each period assuming that a $100 investment was made on December 31, 2013, in each of our common shares, the stocks included in the S&P 500 and the stocks included in the S&P/TSX, and that all dividends were reinvested.

Comparison of Cumulative Total Return

	Dec-2013	Dec-2014	Dec-2015	Dec-2016	Dec-2017	Dec-2018
AT	$100.00	$84.90	$64.13	$81.39	$76.51	$70.65
S&P	100.00	113.69	115.07	127.03	148.86	144.48
S&P / TSX	100.00	107.42	107.42	112.23	119.00	105.15

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for each of the periods indicated. The annual historical information for each of the years in the three‑year period ended December 31, 2018 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

You should read the following selected consolidated financial data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes, which describe the impact of material acquisitions and dispositions that occurred in the three‑year period ended December 31, 2018.

	Year Ended December 31,
(in millions of U.S. dollars, except as otherwise stated)	2018(a)	2017(a)	2016(a)	2015(a)(b)	2014(a)(b)(c)(d)
Project revenue	$282.3	$431.0	$399.2	$420.2	$489.9
Project income (loss)	88.2	(47.4)	10.1	(41.4)	(38.9)
Income (loss) from continuing operations	37.2	(93.0)	(113.9)	(84.1)	(153.2)
Income (loss) from discontinued operations, net of tax	—	—	—	19.5	(29.0)
Net income (loss) attributable to Atlantic Power Corporation	36.8	(98.6)	(122.4)	(62.4)	(177.4)
Basic earnings (loss) per share
Earnings (loss) per share from continuing operations attributable to Atlantic Power Corporation	$0.33	$(0.86)	$(1.02)	$(0.76)	$(1.37)
Earnings (loss) per share from discontinued operations, net of tax	—	—	—	0.25	(0.10)
Net income (loss) attributable to Atlantic Power Corporation	$0.33	$(0.86)	$(1.02)	$(0.51)	$(1.47)
Diluted earnings (loss) per share attributable to Atlantic Power Corporation (e)	$0.29	$(0.86)	$(1.02)	$(0.51)	$(1.47)
Dividend declared per common share	$—	$—	$—	$0.09	$0.29
Total assets	$1,024.5	$1,158.8	$1,456.8	$1,671.2	$2,853.2
Total long-term liabilities	$716.2	$829.1	$1,020.0	$1,020.0	$1,656.6

(a)

Includes $0, $187.2 million, $85.9 million, $127.8 million and $106.6 million of goodwill, long‑lived asset and equity method investment impairments for the years end December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(b)	Excludes the Wind Projects, which are classified as discontinued operations for the years ended December 31, 2015 and 2014.

(c)	Excludes Greeley, which is classified as discontinued operations for the year ended December 31, 2014.

(d)	The total assets exclude $62.8 million of deferred financing costs for the year ended December 31, 2014.

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

1)	Our Strategy, Overview of 2018 Results and Recent Events
2)	Consolidated Overview and Results of Operations
3)	Project Operating Performance
4)	Supplementary Non-GAAP Financial Information
5)	Liquidity and Capital Resources
6)	Critical Accounting Policies

Our Strategy, Overview of 2018 Results and Recent Events

We continue to be focused on the following priorities:

•

Debt reduction: By significantly reducing our debt we believe that we have strengthened our balance sheet, improved our financial flexibility and credit profile and meaningfully reduced our cash interest payments. We expect to continue reducing debt over the next several years and improving our leverage ratio.

•	Cost control: We have reduced our corporate overhead structure significantly and continue to seek opportunities to further lower it.
•

PPA renewals: We seek to leverage the strength of our operations, fuel and technological diversity and location of our projects to renew or extend expiring PPAs where economically feasible, or make alternative arrangements in what continues to be challenging market conditions.

•

Capital allocation: We plan to be rational in allocating our capital to balance risk and reward, evaluating competing uses such as organic growth, external investments or acquisitions and share repurchases with a goal of achieving returns that are accretive to our intrinsic value per share.

•

Optimizing our fleet: By making capital investments in or efficiency improvements to our existing projects we are able to achieve cash returns that are higher than what is currently available in the external markets and at lower risk. We also have implemented various initiatives that we expect will ensure the continued safe and reliable operating performance of our projects while achieving modest cost savings.

•

External growth: We take a creative, disciplined and value-oriented approach to external development or acquisitions, focusing on out-of-favor generation assets with an attractive price-to-value relationship.

In 2018, we continued to make progress in strengthening the Company. Our key achievements in the execution of our strategy during 2018 were:

•

Debt reduction – During 2018, we made payments of $100.3 million to amortize our corporate and project-level debt. Additionally, we were able to reprice the Term Loan Facilities twice during 2018, lowering the rate from LIBOR plus 3.50% to LIBOR plus 2.75%. In 2017, we repriced these facilities twice from LIBOR plus 5.0% to LIBOR plus 3.50%. The multiple repricings of the term loan facility are expected to save (approximately) a cumulative $44 million of interest expense from repricing through maturity. We also reshaped our maturity profile by issuing Cdn$115 million of convertible debentures due in 2025 and using a portion of the proceeds to redeem the full $42.5 million of our Series C Debentures scheduled to mature in June 2019 and a partial redemption of Cdn$56.2 million of our Series D Debentures maturing in December 2019.

•

Common and preferred share repurchases – We utilized $24.6 million of our discretionary capital to repurchase and cancel common ($16.6 million) and preferred ($8.0 million) shares during 2018 at prices that were attractive relative to our estimates of value.

•

PPA renewals – In April 2018, a subsidiary of Merck & Co., Inc. exercised the first of its three successive one-year extension options under the PPA for Kenilworth. In January 2019, Merck exercised the second such option, extending the expiration date of our Kenilworth project’s PPA from September 30, 2019 to September 30, 2020.

•

Overhead cost reduction – We cut our corporate overhead expense from approximately $54 million in 2013 to $24 million for 2018, which represents a cumulative reduction from 2013 of approximately 57%. We have maintained our corporate overhead in the $23 million range for the past three years.

•

External growth –  We made our first external acquisition in over five years with the purchase in July 2018  of the remaining 50% interest in our Koma Kulshan project, which brought our ownership to 100%. We also signed an agreement to purchase two biomass facilities in South Carolina with an expected close late in the third quarter or in the fourth quarter of 2019.

•

Investment in our fleet – During 2018 we invested $35.2 million in the portfolio in the form of project capital expenditures and maintenance expenses, seeking to maintain the safety and operating efficiency of our fleet.

Performance highlights

	Year Ended December 31,
	2018	2017	2016

Project revenue	$282.3	$431.0	$399.2
Project income (loss)	$88.2	$(47.4)	$10.1
Net income (loss) attributable to Atlantic Power Corporation	$36.8	$(98.6)	$(122.4)
Earnings (loss) per share attributable to Atlantic Power Corporation—basic	$0.33	$(0.86)	$(1.02)
Earnings (loss) per share attributable to Atlantic Power Corporation—diluted	0.29	(0.86)	(1.02)
Project Adjusted EBITDA(1)	$185.1	$288.8	$202.2

(1)	See reconciliation and definition below under Supplementary Non‑GAAP Financial Information.

Revenue decreased from $431.0 million in the year ended December 31, 2017 to $282.3 million in the year ended December 31, 2018, a decrease of $148.7 million. The primary drivers of the increase are as follows:

•	San Diego projects – the Naval Station, North Island and NTC projects ceased operations in February 2018. This resulted in a $69.0 million decrease in project revenue;

•	Enhanced dispatch contracts – the enhanced dispatch contracts with the IESO for Kapuskasing and North Bay expired in December 2017, which resulted in a $54.4 million decrease in project revenue;

•

OEFC settlement – we recorded $28.6 million of project revenue related to the OEFC settlement in the comparable 2017 period at our North Bay, Kapuskasing and Tunis projects, which did not recur in 2018;

•

Williams Lake – the project’s energy purchase agreement extension became effective in April 2018, which provides lower pass-through of costs than the previous contract. The project also had lower dispatch than the comparable 2017 period. These factors resulted in a $10.7 million decrease in project revenue; and

•

Koma Kulshan Acquisition – We recognized a $7.2 million gain for the year ended December 31, 2018 as a result of remeasuring our previous 50% equity interest in Koma Kulshan to fair value after acquiring the remaining 50% and consolidating the project.

These decreases in project revenue were partially offset by:

•	Morris – there was a $7.4 million increase in revenue at our Morris project due to higher capacity prices, higher merchant dispatch and higher steam and ancillary services than 2017.

Consolidated project income was $88.2 million for the year ended December 31, 2018, an increase of $135.6 million from the prior year project loss of $47.4 million. The primary drivers of the increase are as follows:

•	Impairment of goodwill, long-lived assets and equity investments – we recorded $187.1 million of impairments in 2017 and none in 2018;

•

Fuel expense – fuel expense decreased from $106.3 million in 2017 to $73.1 million in 2018 primarily due to a $34.4 million decrease at the Naval Station, North Island and NTC projects, which ceased operations in February 2018;

•

Depreciation and amortization expense – depreciation and amortization expense decreased by $29.4 million from 2017 primarily due to decreases of $16.3 million and $13.5 million at our Kapuskasing and North Bay projects, respectively, which were fully depreciated as of December 31, 2017 and a decrease of $7.7 million at our San Diego projects due to accelerated depreciation beginning in the third quarter of 2017. These decreases were partially offset by $12.5 million of increased amortization of the PPA intangible asset at our Nipigon project;

•

Interest expense – project-level interest expense decreased by $15.7 million from $17.5 million in 2017 to $1.8 million in 2018 primarily due to the repayment of Piedmont’s non-recourse project-level debt, in full, in 2017; and

•

Equity in earnings of unconsolidated affiliates – project income increased $5.3 million at Orlando due to higher capacity revenue than 2017 and $6.5 million at Frederickson due to maintenance outages in 2017.

These increases in project income were partially offset by a decrease in project income resulting from:

•	Revenue – revenue decreased $148.7 million as discussed above.

A detailed discussion of project income (loss) by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 59.

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

Financial performance of our projects

The operating performance of our projects supports cash distributions that are made to us after all operating, maintenance, capital expenditures and debt service requirements are satisfied at the project‑level. Our projects are able to generate cash flows because they generally receive revenues from long‑term contracts that provide relatively stable cash flows. Risks to the stability of these distributions include the following:

•

Power generated by our projects, in most cases, is sold under PPAs that expire at various times. Currently, our PPAs are scheduled to expire between June 30, 2019 and March 31, 2037. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly, or there may be a delay in securing a new PPA until a significant time after the expiration of the original PPA at the project. See “Risk Factors—Risks Related to Our Business and Our Projects—The expiration or termination of our PPAs could have a material adverse impact on our business, results of operations and financial condition.”

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

•

Our most significant exposure to market power prices exists at the Chambers and Morris projects. At Chambers, plant capacity is sold forward pursuant to the power purchase agreement with our utility customer but the project is economically dispatched, which impacts variable operating margins. For example, during periods of low demand and low spot electricity prices, the project is dispatched less, which reduces the project’s operating margin. In addition, the utility customer has the right to sell a portion of the output into the spot market if it is economical to do so, and the Chambers project shares in the profit from these sales. This also adds some variability to the project’s financial results. At Morris, a portion of the capacity is contracted with the industrial customer through 2034. The remaining capacity has been sold forward into the PJM capacity market through annual auctions covering the period through May 2022. The capacity revenues from these auctions generally represent the majority of the operating margin of the uncontracted portion of the project. Energy associated with the capacity sold forward into the PJM market is generally dispatched by PJM when economic to do so or when needed for other reasons. The project can also offer ancillary services to the grid. The sale of energy and ancillary services from the uncontracted portion of the project is not at a fixed price or margin and therefore can add variability to the project’s financial results. See Item 1A. “Risk Factors—Risks Related to Our Business and Our Projects—Certain of our projects are exposed to fluctuations in the price of electricity, which may have a material adverse effect on the operating margin of these projects and on our business, results of operations and financial condition.”

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

•

One of our projects has non‑recourse project‑level debt that can restrict the ability of the project to make cash distributions. The project‑level debt agreement contains a cash flow coverage ratio test that restricts the project’s cash distributions if project cash flows do not exceed project‑level debt service requirements by a specified amount. Although this project is currently meeting its debt service requirements, we cannot provide any assurances that it will generate enough future cash flow to meet any applicable ratio tests and be able to make distributions to us. See “Liquidity and Capital Resources—Project‑level debt” and Item 1A. “Risk Factors—Risks Related to Our Structure—Our indebtedness and financing arrangements, and any failure to comply with the covenants contained therein, could negatively impact our business and our projects and could render us unable to make acquisitions or investments or issue additional indebtedness we otherwise would seek to do.”

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

Impairment

We test our long‑lived assets and goodwill for impairment at least annually, or more often if deemed appropriate based on the determination of management of the occurrence of certain trigger events under our impairment policy. We recorded $0, $187.1 million ($101.1 million at consolidated projects and $86.0 million at projects accounted for under the equity method of accounting) and $85.9 million of goodwill and long‑lived asset impairments for the years ended December 31, 2018, 2017 and 2016, respectively. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA on acceptable terms or timing, if at all. It is possible that subsequent PPAs may not be available at prices that permit the operation of the project on a profitable basis. When the affected project temporarily or permanently ceases operations, or when we have an expectation that we will be unable to renew or renegotiate the PPA, the value of the project may be impaired such that we would record an impairment loss. See “Critical Accounting Policies – Goodwill” for a discussion of the trends and factors that have resulted in the recorded goodwill and long-lived asset impairments.

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

2018 compared to 2017

The following tables and discussion summarize our consolidated results of operations and provide an analysis by reportable segment:

	Years Ended December 31,
	2018	2017	$ change	% change
Project revenue:
Energy sales	$130.9	$148.9	$(18.0)	(12.1)%
Energy capacity revenue	97.9	105.8	(7.9)	(7.5)%
Other	53.5	176.3	(122.8)	(69.7)%
	282.3	431.0	(148.7)	(34.5)%
Project expenses:
Fuel	73.1	106.3	(33.2)	(31.2)%
Operations and maintenance	85.0	87.8	(2.8)	(3.2)%
Depreciation and amortization	83.7	113.1	(29.4)	(26.0)%
	241.8	307.2	(65.4)	(21.3)%
Project other income (loss):
Change in fair value of derivative instruments	2.2	2.1	0.1	4.8%
Equity in earnings (loss) of unconsolidated affiliates	43.2	(54.8)	98.0	NM
Interest, net	(1.8)	(17.5)	15.7	(89.7)%
Impairment	—	(101.1)	101.1	(100.0)%
Other income, net	4.1	0.1	4.0	NM
	47.7	(171.2)	218.9	NM
Project income (loss)	88.2	(47.4)	135.6	NM
Administrative and other expenses:
Administration	23.9	23.6	0.3	1.3%
Interest expense, net	52.7	64.2	(11.5)	(17.9)%
Foreign exchange (gain) loss	(22.8)	16.3	(39.1)	NM
Other income, net	(3.0)	(0.4)	(2.6)	NM
	50.8	103.7	(52.9)	(51.0)%
Income (loss) from operations before income taxes	37.4	(151.1)	188.5	NM
Income tax expense (benefit)	0.2	(58.1)	58.3	(100.3)%
Net income (loss)	37.2	(93.0)	130.2	NM
Net income attributable to preferred shares of a subsidiary company	0.4	5.6	(5.2)	(92.9)%
Net income (loss) attributable to Atlantic Power Corporation	$36.8	$(98.6)	$135.4	NM

Project Income (Loss) by Segment

	Year Ended December 31, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$87.5	$13.5	$29.9	$—	$130.9
Energy capacity revenue	52.8	27.8	17.3	—	97.9
Other	18.4	2.5	31.7	0.9	53.5
	158.7	43.8	78.9	0.9	282.3
Project expenses:
Fuel	49.1	10.9	13.1	—	73.1
Operations and maintenance	35.7	25.0	23.8	0.5	85.0
Depreciation and amortization	36.4	18.6	28.6	0.1	83.7
	121.2	54.5	65.5	0.6	241.8
Project other income (expense):
Change in fair value of derivative instruments	(0.4)	—	3.6	(1.0)	2.2
Equity in earnings of unconsolidated affiliates	35.7	7.5	—	—	43.2
Interest expense, net	(1.9)	0.1	—	—	(1.8)
Impairment	—	—	—	—	—
Other income, net	—	4.0	—	0.1	4.1
	33.4	11.6	3.6	(0.9)	47.7
Project income (loss)	$70.9	$0.9	$17.0	$(0.6)	$88.2

	Year Ended December 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$87.3	$33.0	$28.6	$—	$148.9
Energy capacity revenue	49.4	45.6	10.8	—	105.8
Other	15.8	30.3	129.2	1.0	176.3
	152.5	108.9	168.6	1.0	431.0
Project expenses:
Fuel	46.4	44.8	15.1	—	106.3
Operations and maintenance	34.5	26.0	27.6	(0.3)	87.8
Depreciation and amortization	35.2	25.6	51.9	0.4	113.1
	116.1	96.4	94.6	0.1	307.2
Project other income (expense):
Change in fair value of derivative instruments	6.3	—	(6.1)	1.9	2.1
Equity in loss of unconsolidated affiliates	(27.6)	(27.2)	—	—	(54.8)
Interest expense, net	(17.4)	—	(0.1)	—	(17.5)
Impairment	(14.7)	(57.3)	(29.1)	—	(101.1)
Other income, net	—	—	0.1	—	0.1
	(53.4)	(84.5)	(35.2)	1.9	(171.2)
Project (loss) income	$(17.0)	$(72.0)	$38.8	$2.8	$(47.4)

East U.S.

Project income for 2018 increased $87.9 million from 2017 primarily due to:

•

increased project income of $48.2 million and $11.6 million at Chambers and Selkirk, respectively,  primarily due to impairments of our equity investments of $47.1 million and $10.6 million recorded for the year ended December 31, 2017, respectively;

•

increased project income of $11.5 million at Curtis Palmer due primarily to a $14.7 million goodwill impairment recorded in 2017, offset by a $3.2 million decrease in revenue from lower water flows than 2017;

•

increased project income of $7.9 million at Piedmont primarily due to $7.1 million of lower interest expense and interest rate swap mark-to-market fair value adjustments resulting from the repayment of the project-level debt, in full, in 2017;

•	increased project income of $5.7 million at Morris primarily due to higher energy and capacity revenues than 2017; and

•	increased project income of $5.3 million at Orlando primarily due to higher generation and a higher capacity rate than 2017.

West U.S.

Project income for 2018 increased $72.9 million from 2017 primarily due to:

•

decreased project loss of $16.5 million, $13.9 million and $7.5 million at Naval Station, North Island and NTC primarily due to $22.5 million, $21.2 million and $13.5 million long-lived asset impairments recorded in 2017, respectively. These projects ceased operations in February 2018;

•	decreased project loss of $34.8 million at Frederickson primarily due to a $28.3 million impairment of our investment in the project recorded in 2017; and

•

increased project income of $6.6 million at Koma Kulshan primarily due to a $7.2 million purchase accounting gain recognized from a step acquisition of the 50% remaining interest in Koma Kulshan in 2018.

These increases were partially offset by:

•	decreased project income of $5.5 million at Manchief primarily due to a $7.4 million increase in maintenance expense from a turbine overhaul completed in 2018.

Canada

Project income for 2018 decreased $21.8 million from 2017 primarily due to:

•

decreased project income of $21.0 million at North Bay primarily due to $37.2 million of revenue recorded related to the OEFC settlement and the expiration of the enhanced dispatch contract in the comparable period in 2017, partially offset by a $13.5 million decrease in depreciation expense;

•

decreased project income of $20.4 million at Kapuskasing primarily due to $39.0 million of revenue recorded related to the OEFC settlement and the expiration of the enhanced dispatch contract in the comparable period in 2017, partially offset by a $16.3 million decrease in depreciation expense; and

•

decreased project income of $9.4 million at Tunis primarily due to $6.8 million of revenue recorded related to the OEFC settlement in 2017 and a $3.3 million increase in maintenance expense in preparation of commencing operations in October 2018.

These decreases were partially offset by:

•

increased project income of $27.4 million at Williams Lake primarily due to a $29.1 million long-lived asset impairment recorded in 2017 and a $6.7 million decrease in depreciation expense resulting from the long-lived asset impairment in 2017, partially offset by a $10.7 million decrease in project revenue due to the terms of the renewed energy purchase agreement extension that became effective in April 2018.

Un‑Allocated Corporate

Total project loss increased $3.4 million from 2017 primarily due to a $2.9 million decrease in fair value of interest rate swap agreements and settlements of forward gas contracts.

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

Administration

Administration expense did not change materially from 2017.

Interest, net

Interest expense decreased $11.5 million from $64.2 million in 2017 to $52.7 million in 2018 primarily due to lower outstanding debt balances than 2017, as well as a lower interest rate on our senior secured credit facility.

Foreign exchange (gain) loss

Foreign exchange gain increased by $39.1 million from a $16.3 million loss in 2017 to a $22.8 million gain in 2018 due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and convertible debentures). The Canadian dollar depreciated 8.7% against the U.S. dollar from December 31, 2017 to December 31, 2018, as compared to a 6.6% increase in 2017. Additionally, our Canadian dollar obligations increased from 2017 as a result of the convertible debenture issuance in the first quarter of 2018.

Other income, net

Other income, net increased $2.6 million from 2017 primarily due to a $3.2 million unrealized gain recorded for the fair value of the conversion option of the Series E Debentures.

Income tax expense

Income tax expense for the year ended December 31, 2018 was $0.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $10.1 million. The primary items impacting the tax rate for the twelve months ended December 31, 2018 were $0.5 million relating to withholding and state taxes and $0.7 million of other permanent differences. These items were offset by a net decrease to our valuation allowance of $6.7 million, consisting of $0.1 million of decreases in Canada due to utilization of net operating losses and $6.6 million decreases in the United States. Based on initiatives recently completed, we determined that sufficient deferred tax liabilities were likely to reverse in a timely manner against certain deferred tax assets, resulting in a reduction of the valuation allowance in the United States. In addition, the rate was further impacted by $3.3 million relating to changes in tax rates and $1.1 million related to capital loss on intercompany notes.

2017 compared to 2016

The following tables and discussion summarize our consolidated results of operations and provides an analysis by reportable segment:

	Year ended December 31,
	2017	2016	$ change	% change
Project revenue:
Energy sales	$148.9	$184.2	$(35.3)	(19.2)%
Energy capacity revenue	105.8	141.9	(36.1)	(25.4)%
Other	176.3	73.1	103.2	NM
	431.0	399.2	31.8	8.0%
Project expenses:
Fuel	106.3	149.5	(43.2)	(28.9)%
Operations and maintenance	87.8	105.2	(17.4)	(16.5)%
Depreciation and amortization	113.1	113.5	(0.4)	(0.4)%
	307.2	368.2	(61.0)	(16.6)%
Project other expense:
Change in fair value of derivative instruments	2.1	37.9	(35.8)	(94.5)%
Equity in (loss) earnings of unconsolidated affiliates	(54.8)	35.9	(90.7)	NM
Interest expense, net	(17.5)	(9.2)	(8.3)	90.2%
Impairment	(101.1)	(85.9)	(15.2)	17.7%
Other income, net	0.1	0.4	(0.3)	(75.0)%
	(171.2)	(20.9)	(150.3)	NM
Project (loss) income	(47.4)	10.1	(57.5)	NM
Administrative and other expenses (income):
Administration	23.6	22.6	1.0	4.4%
Interest expense, net	64.2	106.0	(41.8)	(39.4)%
Foreign exchange loss	16.3	13.9	2.4	17.3%
Other income, net	(0.4)	(3.9)	3.5	(89.7)%
	103.7	138.6	(34.9)	(25.2)%
Loss from operations before income taxes	(151.1)	(128.5)	(22.6)	17.6%
Income tax benefit	(58.1)	(14.6)	(43.5)	NM
Net loss	(93.0)	(113.9)	20.9	(18.3)%
Net income attributable to preferred shares of a subsidiary company	5.6	8.5	(2.9)	(34.1)%
Net loss attributable to Atlantic Power Corporation	$(98.6)	$(122.4)	$23.8	(19.4)%

Project Income (Loss) by Segment

	Year Ended December 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$87.3	$33.0	$28.6	$—	$148.9
Energy capacity revenue	49.4	45.6	10.8	—	105.8
Other	15.8	30.3	129.2	1.0	176.3
	152.5	108.9	168.6	1.0	431.0
Project expenses:
Fuel	46.4	44.8	15.1	—	106.3
Operations and maintenance	34.5	26.0	27.6	(0.3)	87.8
Depreciation and amortization	35.2	25.6	51.9	0.4	113.1
	116.1	96.4	94.6	0.1	307.2
Project other income (expense):
Change in fair value of derivative instruments	6.3	—	(6.1)	1.9	2.1
Equity in loss of unconsolidated affiliates	(27.6)	(27.2)	—	—	-54.8
Interest expense, net	(17.4)	—	(0.1)	—	(17.5)
Impairment	(14.7)	(57.3)	(29.1)	—	(101.1)
Other income, net	—	—	0.1	—	0.1
	(53.4)	(84.5)	(35.2)	1.9	(171.2)
Project (loss) income	$(17.0)	$(72.0)	$38.8	$2.8	$(47.4)

	Year Ended December 31, 2016
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$70.1	$31.9	$82.2	$—	$184.2
Energy capacity revenue	49.0	45.6	47.3	—	141.9
Other	15.4	23.8	33.0	0.9	73.1
	134.5	101.3	162.5	0.9	399.2
Project expenses:
Fuel	45.3	36.9	67.3	—	149.5
Operations and maintenance	41.3	26.4	36.4	1.1	105.2
Depreciation and amortization	34.4	29.1	49.5	0.5	113.5
	121.0	92.4	153.2	1.6	368.2
Project other income (expense):
Change in fair value of derivative instruments	9.2	—	25.5	3.2	37.9
Equity in earnings of unconsolidated affiliates	33.0	2.9	—	—	35.9
Interest expense, net	(9.1)	—	—	(0.1)	(9.2)
Impairment	(15.4)	—	(70.5)	—	(85.9)
Other income, net	—	—	—	0.4	0.4
	17.7	2.9	(45.0)	3.5	(20.9)
Project income (loss)	$31.2	$11.8	$(35.7)	$2.8	$10.1

East U.S.

Project income for 2017 decreased $48.2 million from 2016 primarily due to:

•

decreased project income of $48.1 million and $11.3 million at Chambers and Selkirk, respectively,  primarily due to impairments of our equity investments of $47.1 million and $10.6 million recorded for the year ended December 31, 2017, respectively; and

•

decreased project income of $7.5 million at Orlando primarily due to an $11.9 million decrease in the fair value of natural gas swaps and lower revenue from decreased dispatch, partially offset by $6.8 million of lower fuel expense resulting from the settlement of favorable fuel swaps.

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

	Year ended December 31,
				% change	% change
(in Net GWh)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Segment
East U.S.	2,451.6	2,478.5	2,430.2	(1.1)%	2.0%
West U.S.	936.2	1,601.5	1,506.6	(41.5)%	6.3%
Canada	973.8	934.7	1,977.2	4.2%	(52.7)%
Total	4,361.6	5,014.7	5,914.0	(13.0)%	(15.2)%

Generation

Year ended December 31, 2018 compared with Year ended December 31, 2017

Aggregate power generation for 2018 decreased 13% from 2017 primarily due to:

•

decreased generation in the West U.S. segment primarily due to a combined 741.7 net GWh decrease in generation at Naval Station, North Island and NTC, which ceased operations in February 2018, and a 111.3 net GWh decrease in generation at Frederickson due to milder weather than 2017, partially offset by a 188.4 net GWh increase in generation at Manchief due to higher dispatch than 2017; and

•	decreased generation in the East U.S. segment primarily due to a 50.7 net GWh decrease in generation at Curtis Palmer due to lower water flows than 2017.

These decreases  were partially offset by:

•	increased generation in the Canada segment primarily due to an increase of 44.4 net GWh at Mamquam due to a 2017 maintenance outage and higher water flows than 2017.

Year ended December 31, 2017 compared with Year ended December 31, 2016

Aggregate power generation for 2017 decreased 15.2% from 2016 primarily due to:

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

Availability

	Year ended December 31,
				% change	% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Segment
East U.S.	97.1%	88.8%	93.1%	9.3%	(4.6)%
West U.S.	95.2%	92.1%	92.1%	3.4%	—%
Canada	96.0%	92.8%	95.3%	3.4%	(2.6)%
Weighted average	96.5%	90.3%	93.3%	6.9%	(3.2)%

Year ended December 31, 2018 compared with Year ended December 31, 2017

Weighted average availability for 2018 increased to 96.5% from 90.3% in 2017 primarily due to:

•	increased availability in the East U.S. segment primarily due to maintenance outages at Kenilworth and Orlando in 2017 and a shorter maintenance outage at Piedmont in 2018 than in 2017;

•

increased availability in the West U.S. segment primarily due to maintenance outages at Frederickson in the comparable 2017 period, partially offset by decreased availability at Manchief due to a maintenance outage in the 2018 period; and

•	increased availability in the Canada segment primarily due a maintenance outage at Mamquam in 2017.

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

	Year ended December 31,			$ change
	2018	2017	2016	2018	2017
Net income (loss)	$37.2	$(93.0)	$(113.9)	$130.2	$20.9
Income tax expense (benefit)	0.2	(58.1)	(14.6)	58.3	(43.5)
Income (loss) from operations before income taxes	37.4	(151.1)	(128.5)	188.5	(22.6)
Administration	23.9	23.6	22.6	0.3	1.0
Interest expense, net	52.7	64.2	106.0	(11.5)	(41.8)
Foreign exchange (gain) loss	(22.8)	16.3	13.9	(39.1)	2.4
Other income, net	(3.0)	(0.4)	(3.9)	(2.6)	3.5
Project income (loss)	$88.2	$(47.4)	$10.1	$135.6	$(57.5)
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	99.7	133.2	133.5	(33.5)	(0.3)
Interest expense, net	3.4	19.2	10.9	(15.8)	8.3
Change in the fair value of derivative instruments	(2.2)	(2.1)	(37.9)	(0.1)	35.8
Impairment	—	187.1	85.9	(187.1)	101.2
Other income, net	(4.0)	(1.2)	(0.3)	(2.8)	(0.9)
Project Adjusted EBITDA	$185.1	$288.8	$202.2	$(103.7)	$86.6
Project Adjusted EBITDA by segment
East U.S.	120.8	112.5	92.4	8.3	20.1
West U.S.	21.9	49.1	51.2	(27.2)	(2.1)
Canada	41.9	125.8	58.8	(83.9)	67.0
Un-Allocated Corporate	0.5	1.4	(0.2)	(0.9)	1.6
Total	$185.1	$288.8	$202.2	$(103.7)	$86.6

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Year ended December 31,
				% change	% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
East U.S.
Project Adjusted EBITDA	$120.8	$112.5	$92.4	7%	22%

Year ended December 31, 2018 compared with Year ended December 31, 2017

Project Adjusted EBITDA for 2018 increased $8.3 million or 7% from 2017 primarily due to increases in Project Adjusted EBITDA of:

•	$7.4 million at Morris due to a higher capacity price, higher steam sales and ancillary revenue than 2017; and

•	$2.8 million at Orlando due to higher availability and contractual capacity rates than 2017.

These increases were partially offset by a decrease in Project Adjusted EBITDA of:

•	$2.8 million at Curtis Palmer primarily due to $3.2 million of decreased project revenues from lower water flows than 2017.

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA for 2017 increased $20.1 million or 22% from 2016 primarily due to increases in Project Adjusted EBITDA of:

•	$12.6 million at Curtis Palmer due to $13.3 million of increased revenues from higher water flows than 2016;

•	$4.6 million at Orlando primarily due to lower fuel expense resulting from the settlements of favorable fuel swaps; and

•

$4.0 million at Morris due to $7.5 million of decreased maintenance expenses and $4.0 million of higher revenues resulting from the overhaul of two gas turbines and one steam turbine during 2016. These increases were partially offset by $7.5 million higher fuel expense.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Year ended December 31,
				% change	% change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
West U.S.
Project Adjusted EBITDA	$21.9	$49.1	$51.2	(55)%	(4)%

Year ended December 31, 2018 compared with Year ended December 31, 2017

Project Adjusted EBITDA for 2018 decreased by $27.2 million or 55% from 2017 primarily due to decreases in Project Adjusted EBITDA of:

•	$9.3 million, $9.0 million and $5.7 million at Naval Station, North Island and NTC, respectively, which ceased operations in February 2018; and

•	$5.5 million at Manchief due to a $7.4 million increase in maintenance expense from a turbine overhaul, offset by a $1.8 million increase in project revenue due to higher dispatch.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

•	$3.0 million at Frederickson due to lower planned maintenance expense than 2017.

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA for 2017 decreased by $2.1 million or 4% from 2016 primarily due to a decrease in Project Adjusted EBITDA of:

•	$2.1 million at Frederickson primarily due to higher maintenance expense than 2016, partially offset by higher revenue.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Year Ended December 31,
				% change	% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Canada
Project Adjusted EBITDA	$41.9	$125.8	$58.8	(67)%	114%

Year ended December 31, 2018 compared with Year ended December 31, 2017

Project Adjusted EBITDA for 2018 decreased by $83.9 million or 67% from 2017 primarily due to decreases in Project Adjusted EBITDA of:

•	$36.7 million and $34.5 million at Kapuskasing and North Bay, respectively, due to the expiration of the enhanced dispatch agreements in December 2017 and the OEFC settlement received in 2017;

•	$9.0 million at Tunis due to $6.8 million of revenue recorded related to the OEFC settlement in 2017 and $3.0 million of higher maintenance expense incurred during 2018; and

•	$8.4 million at Williams Lake due to lower gross margin under the short-term contract extension that became effective in April 2018, partially offset by cost reductions.

These decreases were partially offset by increases in Project Adjusted EBITDA of:

•	$3.3 million at Mamquam due to higher water flows and lower maintenance expense relative to 2017; and

•	$2.3 million at Nipigon due to a contractual rate increase and lower payroll expense than 2017.

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

•	$6.8 million at Tunis primarily due to the collection of the OEFC settlement; and

•

$2.8 million at Nipigon primarily due to $7.0 million of lower fuel expense due to non-operational status under the terms of its enhanced dispatch contract, partially offset by a $4.4 million decrease in the fair value of fuel swap agreements.

These increases were partially offset by a decrease in Project Adjusted EBITDA of:

•	$3.2 million at Mamquam, due to lower water flows than 2016 and forced outages in 2017.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Year Ended December 31,
				% change	% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Un-allocated Corporate
Project Adjusted EBITDA	$0.5	$1.4	$(0.2)	(64)%	NM

Year ended December 31, 2018 compared with Year ended December 31, 2017

Project Adjusted EBITDA did not change materially from 2017.

Year ended December 31, 2017 compared with Year ended December 31, 2016

Project Adjusted EBITDA increased by $1.6 million from 2016 primarily due to lower administrative expenses related to reductions in the workforce.

Consolidated Cash Flow

2018 compared to 2017

The following table reflects the changes in cash flows for the periods indicated:

	Year ended
	December 31,
	2018	2017	Change
Net cash provided by operating activities	$137.5	$169.2	$(31.7)
Net cash used in investing activities	(17.0)	(4.3)	(12.7)
Net cash used in financing activities	(135.0)	(178.9)	43.9

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

For the year ended December 31, 2018, the net decrease in cash flows provided by operating activities of $31.7 million was primarily the result of the following:

•

Contract expirations – the expiration of the enhanced dispatch contracts at our North Bay and Kapuskasing projects on December 31, 2017, as well as operations ceasing at our San Diego projects in February 2018, had an approximate $72 million impact on cash flows from operations;

•	OEFC Settlement – we received approximately $26.6 million related to our settlement with the OEFC for the year December 31, 2017 and did not receive any payments in 2018; and
•

Major maintenance – a planned major maintenance outage at our Manchief project had a $5.5 million impact on cash flows from operations. Additionally, costs incurred to prepare our Tunis project for commercial operations had a $3.3 million impact on cash flows from operations.

These decreases were partially offset by increases in net cash provided by operating activities that were primarily the result of the following:

•

Working capital – changes in working capital resulted in a $39.3 million increase in cash flows from operating activities primarily due to a $20.6 million decrease in working capital at our Kapuskasing, North Bay and San Diego projects, which were not in operation at December 31, 2018 but were under contract in 2017;

•

Interest expense – our interest payments were $30.7 million lower than the comparable 2017 period due to lower interest rates and outstanding principal on our senior secured credit facility, the repayment of the Epsilon Power Partners term facility, in full, in the second quarter of 2018 and the repayment of Piedmont’s project-level debt, in full, in the fourth quarter of 2017; and

•

Distributions from unconsolidated affiliates – we received $14.3 million in higher distributions from our unconsolidated affiliates, primarily at our Orlando ($6.6 million increase), Chambers ($5.5 million increase) and Frederickson ($2.0 million increase) projects.

Investing Activities

For the year ended December 31, 2018, the net increase in cash flows used in investing activities of $12.7 million was primarily the result of the following:

•

Acquisition of Koma Kulshan – we paid $12.8 million, net of cash received, to acquire an additional 0.25% ownership of Koma Kulshan in the second quarter of 2018 and the remaining 50% of Koma Kulshan in the third quarter of 2018; and

•

Deposit for acquisition – we made a $2.6 million down payment for the acquisition of two biomass plants in South Carolina, which is expected to close late in the third quarter or in the fourth quarter of 2019; and

•	Proceeds from sale of equity investment – in 2017, we received $1.0 million from the sale of our 17.7% equity interest in Selkirk Cogen L.P.

These increases were partially offset by the following:

•	Purchases of PP&E – investments in capitalized plant additions were $3.5 million lower than 2017.

Financing Activities

For the year ended December 31, 2018, the net decrease in cash flows used in financing activities of $43.9 million was primarily the result of the following:

•

Convertible debenture redemptions – we paid $88.1 million to redeem and cancel the Series C Debentures, in full, and the Series D Debentures, in part, with proceeds from the issuance of the Series E Debentures;

•	Common share repurchases – we paid $16.6 million in 2018 to repurchase and cancel common shares as compared to $0.2 million in 2017;

•	Preferred share repurchases – we paid $8.0 million in 2018 to repurchase and cancel preferred shares as compared to $3.1 million in 2017; and

•	Deferred financing costs – we incurred $5.1 million of deferred financing costs related to the issuance of the Series E Debentures in 2018.

These decreases were partially offset by the following:

•	Convertible debenture issuance – we received $92.2 million from the issuance of the Series E Debentures; and

•

Corporate and project-level debt repayments – we made $65.6 million of lower principal payments than 2017 primarily due to the $54.6 million payment to retire Piedmont’s non-recourse project-level debt in 2017.

2017 compared to 2016

The following table reflects the changes in cash flows for the periods indicated:

	Year ended
	December 31,
	2017	2016	Change
Net cash provided by operating activities	$169.2	$112.3	$56.9
Net cash used in investing activities	(4.3)	(2.4)	(1.9)
Net cash used in financing activities	(178.9)	(98.6)	(80.3)

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

•	Hydrological conditions and maintenance outage at Mamquam – lower water flows and a forced outage at our Mamquam project had a $3.2 million impact on cash flows from operations; and
•	Waste heat – lower waste heat at our Calstock project had a $2.6 million negative impact on cash flows from operations.

Investing Activities

For the year ended December 31, 2017, the net increase in cash flows used in investing activities of $1.9 million was primarily the result of the following:

•	Reimbursement of construction costs – we received a reimbursement of $4.8 million in capitalized costs from the customer for a construction project at Morris in 2016.

These increases were partially offset by the following:

•	Purchases of PP&E – investments in capitalized plant additions were $1.9 million lower than 2016; and
•	Proceeds from sale of equity investment – we received $1.0 million from the sale of our 17.7% equity interest in Selkirk Cogen L.P.

Financing Activities

For the year ended December 31, 2017, the net increase in cash flows used in financing activities of $80.6 million was primarily the result of the following:

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

•	Preferred share repurchases – we paid $3.1 million in 2017 to repurchase and cancel preferred shares.

These increases were partially offset by the following:

•	Convertible debenture repayments – we paid $188.5 million to redeem and cancel convertible debentures in 2016;

•	Deferred financing costs – we incurred $16.2 million of deferred financing costs related to the refinancing of the senior secured credit facilities in 2016; and
•	Common share repurchases – we paid $0.2 million in 2017 to repurchase and cancel common shares as compared to $19.5 million in 2016.

Liquidity and Capital Resources

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$68.3	$78.7
Restricted cash	2.1	6.2
Total	70.4	84.9
Revolving credit facility availability	123.1	119.5
Total liquidity	$193.5	$204.4

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

Moreover, on January 29, 2018, we closed the Series E Debentures Offering of Cdn$100 million aggregate principal amount of Series E Debentures. We also granted the underwriters the option to purchase up to an additional Cdn$15 million aggregate principal amount of Series E Debentures at any time up to 30 days after the date of closing of the Series E Debentures offering to cover over-allotments. The underwriters exercised that option, for the full Cdn$15 million aggregate principal amount, on February 2, 2018. On the initial closing date, we received net proceeds from the Series E Debentures offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On March 2, 2018, we redeemed all of the $42.5 million remaining principal amount of Series C Debentures with the use of a portion of the proceeds from the Series E Debentures Offering. On March 3, 2018, we redeemed Cdn$56.2 million principal amount of the Series D Debentures with the remaining proceeds from the Series E Debentures Offering.

We expect to reinvest approximately $24.3 million in our portfolio in the form of project capital expenditures and maintenance expenses in 2019. Such investments are generally paid at the project level. See “—Capital and Maintenance Expenditures.” We also expect to pay the remaining $10.4 million of the purchase price for two biomass plants in South Carolina when the transaction closes (expected to be) late in the third quarter or the fourth quarter of 2019. The Company plans to use its liquidity to redeem the remaining Cdn$24.7 million of 6.00% Series D Debentures ($18.1 million equivalent) at or before their December 2019 maturity date. Other than these items, we do not expect any other material or unusual requirements for cash outflow in 2019 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months from February 27, 2019.

Repurchases of Securities

On December 31, 2018, we commenced a new NCIB for each of our Series D and Series E Debentures, our common shares and for each series of the preferred shares of APPEL, our wholly-owned subsidiary. Under the NCIBs, our broker may purchase up to 10% of the public float of our convertible debentures and common shares and up to 10% of the public float of APPEL’s preferred shares, determined as of December 17, 2018, up to the following limits:

			Limit on Purchase
	Maturity	Interest	(Principal Amount)
	Date	Rates	Total Limit
Convertible Debenture	December 2019	6.00%	Cdn$	2,473,800
Convertible Debenture	January 2025	6.00%	Cdn$	11,500,000

Limit on Purchase
(Number of Shares)
Total Limit (1)
Common Shares	10,623,464
Series 1 Preferred Shares	427,500
Series 2 Preferred Shares	233,109
Series 3 Preferred Shares	148,311

(1)	Represented 10% of the public float for the Common Shares and 10% of the public float for the Preferred Shares.

 The NCIBs commenced on December 31, 2018 and will expire on December 30, 2019 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the NCIBs. In certain circumstances, we may be required to suspend the NCIBs under applicable law. From December 31, 2018 through February 27, 2019, we purchased the maximum limit of 427,500 shares of Series 1 Preferred Shares, 27,777 of Series 2 Preferred Shares and the maximum limit of 148,311 Series 3 Preferred Shares at a total cost of Cdn$9.2 million. During the same period, we also repurchased and cancelled 44,390 common shares.

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

Corporate Debt Service Obligations

The following table summarizes the maturities of our corporate debt at December 31, 2018:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2019	2020	2021	2022	2023	Thereafter
Senior secured term loan facility(1)	April 2023	4.17%	-	5.09%	$450.0	$65.0	$105.0	$80.0	$75.0	$125.0	$—
MTNs	June 2036	5.95%			153.9	—	—	—	—	—	153.9
Convertible Debenture	December 2019	6.00%			18.1	18.1	—	—	—	—	—
Convertible Debenture	January 2025	6.00%			84.3	—	—	—	—	—	84.3
Total Corporate Debt					$706.3	$83.1	$105.0	$80.0	$75.0	$125.0	$238.2

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

Credit Facilities

On April 13, 2016, APLP Holdings Limited Partnership (“APLP Holdings”), our wholly-owned subsidiary, entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of Senior Secured Term Loan facilities (the “Term Loans”) and $200 million in aggregate principal amount of senior secured credit facilities (the “Revolver” and together with the Term Loans, the “Credit Facilities”). At December 31, 2018, $450.0 million of the Term Loans is outstanding and letters of credit in an aggregate face amount of $76.9 million are issued (but not drawn) pursuant to the revolving commitments under the Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service, and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company.

Borrowings under Credit Facilities are available in U.S. dollars and Canadian dollars and, at inception, bore interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate as applicable, plus an applicable margin between 4.00% and 5.00% that varied depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. In April 2017, the repricing of the Credit Facilities became effective reducing the interest rate margin on the term loan and revolver by 0.75% to LIBOR plus 4.25%. In October 2017, a second repricing reduced the interest rate margin on the Credit Facilities by another 0.75% to LIBOR plus 3.50%. In April 2018, a third repricing reduced the interest rate margin on the Credit Facilities by an additional 0.50% to LIBOR plus 3.00% and in October 2018, a fourth repricing reduced the interest rate margin on the Credit Facilities by 0.25% to LIBOR plus 2.75%. The LIBOR floor remains at 1.00%. We also extended the maturity date of the Revolver by one year through April 2022. The Term Loans mature in April 2023.

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

The Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The Credit Facilities also have the benefit of a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount MTNs that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an equal and ratable security interest in the collateral package securing the Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

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

Project‑Level Debt Service Obligations

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at December 31, 2018. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. All project‑level debt is non‑recourse to us and substantially the entire principal is amortized over the life of the projects’ PPAs. See Note 12, Long‑term debt. Although all of our projects with non‑recourse loans are currently meeting their debt service requirements, we cannot provide any assurances that our projects will generate enough future cash flow to meet any applicable ratio tests in order to be able to make distributions to us.

Non‑Recourse Debt

The range of interest rates presented represents the rates in effect at December 31, 2018. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2019	2020	2021	2022	2023	Thereafter
Consolidated Projects:
Cadillac	August 2025	6.10%	-	6.34%	$21.0	$3.1	$3.1	$2.7	$3.3	$3.3	$5.5
Total Consolidated Projects					21.0	3.1	3.1	2.7	3.3	3.3	5.5
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	5.2	7.8	8.8	10.1	10.1	0.9
Total Equity Method Projects					42.9	5.2	7.8	8.8	10.1	10.1	0.9
Total Project-Level Debt					$63.9	$8.3	$10.9	$11.5	$13.4	$13.4	$6.4

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

The subsidiary company paid aggregate dividends of $8.3 million and $8.7 million on Series 1 Shares, Series 2 Shares and Series 3 Shares for the years ended December 31, 2018 and 2017, respectively.

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

We expect to reinvest approximately $24.3 million in 2019 in our portfolio in the form of project capital expenditures and maintenance expenses. As explained above, these investments are generally paid at the project level. We believe one of the benefits of our diverse fleet is that plant overhauls and other major expenditures do not occur in the same year for each facility. Recognized industry guidelines and original equipment manufacturer recommendations provide a source of data to assess maintenance needs. In addition, we utilize predictive and risk‑based analysis to refine our expectations, prioritize our spending and balance the funding requirements necessary for these expenditures over time. Future capital expenditures and maintenance expenses may exceed the projected 2019 level as a result of the timing of more infrequent events such as steam turbine overhauls and/or gas turbine and hydroelectric turbine upgrades.

We invested approximately $35.2 million of project capital expenditures and maintenance expenses for the year ended December 31, 2018. In all cases, scheduled maintenance outages during the year ended December 31, 2018 occurred at such times that did not adversely impact the facilities’ availability requirements under their respective PPAs.

Restricted Cash

At December 31, 2018, restricted cash totaled $2.1 million as compared to $6.2 million as of December 31, 2017.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payment Due by Period
	Less than
	1 year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt including estimated interest(1)	$125.4	$251.1	$246.3	$368.4	$991.2
Operating leases	0.6	0.6	0.4	—	1.6
Operations and maintenance commitments	0.4	0.8	0.3	—	1.5
Fuel purchase and transportation obligations	7.5	8.4	5.1	—	21.0
Other liabilities	1.6	0.3	—	4.0	5.9
Total contractual obligations	$135.5	$261.2	$252.1	$372.4	$1,021.2

(1)

Debt represents our proportionate share of project long‑term debt and corporate‑level debt. Project debt is non‑recourse to us and is generally amortized during the term of the respective revenue generating contracts of the projects. The range of interest rates on long‑term consolidated project debt at December 31, 2018 was 4.17% to 6.37%.

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

Off‑Balance Sheet Arrangements

As of December 31, 2018, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

The valuation of long-lived assets is considered a level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect management’s own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities. Fair value determinations require considerable judgment and are sensitive to changes in these underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of an impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our asset groups may include macroeconomic factors that significantly differ from our assumptions in timing or degree, increased input costs such as higher fuel prices and maintenance costs, or lower power prices than incorporated in our long‑term forecasts. See “Risk Factors—Risks Related to Our Business and Our Projects—Impairment of goodwill or long‑lived assets could have a material adverse effect on our business, results of operations and financial condition”.

We did not record any long-lived asset impairments in 2018. Previously, we recorded long-lived asset impairments of $29.1 million, $22.5 million, $21.2 million and $13.5 million, respectively at our Williams Lake, Naval Station, North Island and Naval Training Center reporting units in the year ended December 31, 2017. We also recorded long-lived asset impairments of $3.8 million and $2.1 million, respectively, at our North Bay and Kapuskasing reporting units in the year ended December 31, 2016. See Item 15 — Note 8, Goodwill and long-lived asset impairment for discussion of these impairments.

Equity method investment impairment – other than temporary

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

We did not record any equity method investment impairments in 2018. We previously recorded equity method investment impairments of $47.1 million, $28.3 million and $10.1 million, respectively, at our Chambers, Frederickson and Selkirk projects in the year ended December 31, 2017. See Item 15 — Note 6,  Equity method investments in unconsolidated affiliates for discussion of these impairments.

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

We apply a standard that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. These factors include an assessment of macroeconomic and industry conditions, market events and circumstances as well as the overall financial performance of our reporting units. For our 2018 test, we performed qualitative assessments at our Morris and Nipigon reporting units. We performed quantitative tests these reporting units in the years ended December 31, 2017 and 2016.

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

We did not record any goodwill impairments in 2018. We previously recorded a goodwill impairment of $14.7 million at our Curtis Palmer reporting unit in the year ended December 31, 2017. We also recorded goodwill impairments of $50.2 million, $15.4 million, $6.7 million, $6.5 million and $1.2 million, respectively, at our Mamquam, Curtis Palmer, Kapuskasing, North Bay and Moresby Lake reporting units in the year ended December 31, 2016. See Item 15 — Note 9,  Goodwill and long-lived asset impairment for discussion of these impairments.

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

A fair value hierarchy exists for inputs used in measuring fair value that maximizes the use of observable inputs (Level 1 or Level 2) and minimizes the use of unobservable inputs (Level 3) by requiring that the observable inputs be used when available. Our derivative interest rate swap, fuel purchase agreements and fuel swaps are classified as Level 2. The fair values of our derivative instruments are based upon trades in liquid markets. Valuation model inputs can generally be verified with market data and valuation techniques do not involve significant judgment. We use our best estimates to determine the fair value of commodity and derivative contracts we hold. These estimates consider various factors including closing exchange prices, time value, volatility factors and credit exposure. The fair value of each contract is discounted using a risk‑free interest rate. We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. The conversion option derivative for the Series E Debentures is classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in developing fair value include the volatility of our common shares and the fair value of the host contract, which is derived from recent similar convertible debenture offerings from peer companies. A discounted cash flow valuation technique is utilized to calculate to fair value of the conversion option derivative.

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

Income taxes and valuation allowance for deferred tax assets

In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada at each of our legal tax-paying entities and available tax planning strategies. The valuation allowance is comprised primarily of provisions against available Canadian and U.S. net operating loss carryforwards at specific legal tax-paying entities without sufficient projected future taxable income to utilize the net operating losses. As of December 31, 2018, we have recorded a valuation allowance of $139.7 million.

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

Our market risk‑sensitive instruments and positions have been determined to be “other than trading.” Our exposure to market risk as discussed below includes forward‑looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in fuel and electricity commodity prices, currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated based on actual fluctuations in fuel commodity prices, currency exchange rates or interest rates and the timing of transactions. See Note 15, Accounting for derivative instruments and hedging activities for additional information.

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

Our 50%-owned Orlando project is exposed to changes in natural gas prices. We have entered into various natural gas swaps to effectively fix the price of 16.3 million MMBtu of future natural gas purchases at Orlando, which is approximately 100% of our projected gas consumption through 2022. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2018. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations. Because we have fixed the price of approximately 100% of our projected gas consumption, Orlando is not exposed to changes in the price of natural gas through 2022.

Nipigon operates under a long-term enhanced dispatch agreement through December 2022. Under the terms of the agreement, the project resells its contracted firm fixed price gas at market prices and credits the proceeds to a savings pool shared by Nipigon and the offtaker. As a result of selling the gas at market prices, Nipigon is exposed to changes in the price of natural gas. A $1.00/GJ change in the price of natural gas would have a $1.2 million impact on Nipigon based on planned 2019 natural gas sales.

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

Our Cadillac project does not have a long-term biomass fuel contract. A 10% per Ton change from our budgeted wood waste cost at Cadillac would have an estimated $0.2 million total impact on forecasted cash distributions in 2019 based on planned operations.

Our Piedmont project does not have a long-term biomass fuel contract. A 10% per Ton change from our budgeted wood waste cost at Piedmont would have an estimated $1.2 million total impact on forecasted cash distributions in 2019 based on planned operations.

Our Calstock project has six fuel suppliers, three of which provide up to 65% of its fuel requirements and are under contract to provide fuel, with a tipping fee through 2019. We are exposed to the remaining 35% of the project’s estimated fuel requirements. A  10% per Ton change from our budgeted wood waste costs at Calstock would have an estimated $0.2 million impact on forecasted cash distributions in 2019 based on planned operations.

Our Williams Lake project does not have a long-term biomass fuel contract. A 10% per Ton change from our budgeted wood waste cost at Williams Lake would have an estimated $0.5 million total impact on forecasted cash distributions in 2019 based on planned operations.

Coal

Our 40%-owned Chambers project is exposed to changes in coal prices. For 2019, we forecasted an average coal price of $98 per Ton. A 10% change from our forecasted price would impact cash distributions from Chambers by an estimated $1.2 million for 2019 based on planned operations.

Electricity Commodity Market Risk

Our current and future cash flows are impacted by changes in electricity prices when our projects operate with no PPA or at projects that operate with PPAs that are based on spot market pricing. Our most significant exposure to market power prices is at the Chambers and Morris projects.

At our 40%-owned Chambers project, plant capacity is sold forward pursuant to the power purchase agreement with our utility customer. However, the project is economically dispatched, which impacts variable operating margins. For example, during periods of low demand and low spot electricity prices, the project is dispatched less, which reduces the project’s operating margin. In addition, the utility customer has the right to sell a portion of the output into the spot market if it is economical to do so, and the Chambers project shares in the profit from these sales.  This also adds some variability to the project’s financial results. In 2019, projected cash distributions from Chambers would change by approximately $0.7 million per 10% change in the PJM‑East spot price of electricity.

At Morris, a portion of the capacity is contracted with the industrial customer through 2034. The remaining capacity has been sold forward into the PJM capacity market through annual auctions covering the period through May 2022. The capacity revenues from these auctions generally represent the majority of the operating margin of the uncontracted portion of the project. Energy associated with the capacity sold forward into the PJM market is generally dispatched by PJM when economic to do so or when needed for other reasons. The project can also offer ancillary services to the grid. The sale of energy and ancillary services from the uncontracted portion of the project is not at a fixed price or margin and therefore can add variability to the project’s financial results. In 2019, projected cash distributions from Morris would change by approximately $0.6 million per 10% change in the spot price of electricity based on the forecasted level of approximately 200,000 MWh of grid sales and all other variables being held constant.

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

Foreign Currency Exchange Risk

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes. Principal and interest payments for our senior secured term loans as well as our U.S. dollar-denominated convertible debenture are made in U.S. dollars. From time to time we will implement a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements. Currently, we expect Canadian dollar cash flows to exceed our Canadian dollar obligations in the upcoming years and, accordingly, have not entered into any currency hedge positions.

The following table contains the components of recorded foreign exchange (gain) loss for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Unrealized foreign exchange (gain) loss:
Convertible debentures, corporate debt, and other	$(22.2)	$15.1	$13.8
Foreign currency forwards	0.1	0.1	—
	(22.1)	15.2	13.8
Realized foreign exchange loss (gain)	(0.7)	1.1	0.1
	$(22.8)	$16.3	$13.9

A 10% hypothetical change in the value of the U.S. dollar compared to the Canadian dollar would have a $25.6 million impact on the carrying value of our corporate debt and convertible debentures denominated in Canadian dollars at December 31, 2018.

Interest Rate Risk

Changes in interest rates impact cash payments that are required on our debt instruments as approximately 96% of our debt, including our share of the project‑level debt associated with equity investments in affiliates, either bears interest at variable rates or is not financially hedged through the use of interest rate swaps. After considering the impact of interest rate swaps described below, a hypothetical change in the average interest rate of 100 basis points would change annual interest costs, including interest expense at equity investments, by approximately $0.3 million at December 31, 2018.

The Partnership

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in the Adjusted Eurodollar Rate. At December 31, 2018, these agreements totaled $421.5 million notional amount of the remaining $450.0 million aggregate principal amount of borrowings under the senior secured term loan facility. These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 2.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 3.75% all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount. The weighted average rate of these swap agreements is 1.27%, resulting in an all-in rate of approximately 4.02% for $421.5 million of the Term Loan Facility. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning September 30, 2018 through September 30, 2019, we mitigated exposure to changes in interest rates for $100 million notional amount at a one-month LIBOR fixed rate of 2.18% and for the period beginning October 1, 2019 through December 31, 2020, for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%.

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

(b)Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑14(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this annual report Form 10‑K on page F-2.

(c)Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.27	Amendment to Employment Agreement, by and among Atlantic Power Services, LLC, the Company and Joseph Cofelice, dated as of February 27, 2018
10.28	Amendment No. 2 to the Fifth Amended and Restated Long-Term Incentive Plan of the Company
10.29 *+	Sixth Amended and Restated Long‑Term Incentive Plan
10.30 *+	Amendment to Transition Equity Grant Participation Agreement between Atlantic Power Services, LLC and James J. Moore, Jr., dated as of January 23, 2019
10.31 *+	Form of Legacy Award Amendment
16.1	Letter from KPMG LLP, Chartered Accountants, to the Securities and Exchange Commission, dated August 10, 2010
21.1*	Subsidiaries of Atlantic Power Corporation
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*

The following materials from our Annual Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

+      Indicates management contract or compensatory plan or arrangement.

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

Date: February 28, 2019	Atlantic Power Corporation
	By:	/s/ Terrence Ronan

		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized
Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Moore, JR.	President, Chief Executive Officer and Director	February 28, 2019
James J. Moore, Jr.	(principal executive officer)

/s/ Terrence Ronan	Chief Financial Officer (Duly Authorized	February 28, 2019
Terrence Ronan	Officer and Principal Financial and Accounting Officer)

/s/ Irving R. Gerstein	Chairman of the Board	February 28, 2019
Irving R. Gerstein

/s/ R. Foster Duncan	Director	February 28, 2019
R. Foster Duncan

/s/ Kevin T. Howell	Director	February 28, 2019
Kevin T. Howell

/s/ Danielle S. Mottor	Director	February 28, 2019
Danielle S. Mottor

/s/ Gilbert S. Palter	Director	February 28, 2019
Gilbert S. Palter

Atlantic Power Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Atlantic Power Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Power Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in  Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Atlantic Power Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Power Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in  Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements) and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York

February 28, 2019

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$68.3	$78.7
Restricted cash	2.1	6.2
Accounts receivable	35.7	52.7
Current portion of derivative instruments asset (Notes 14 and 15)	4.2	2.7
Inventory (Note 7)	15.8	17.7
Prepayments	4.0	6.9
Income taxes receivable	0.3	1.0
Other current assets	5.9	3.1
Total current assets	136.3	169.0
Property, plant, and equipment, net (Note 8)	549.5	602.3
Equity investments in unconsolidated affiliates (Note 6)	140.8	163.7
Power purchase agreements and intangible assets, net (Note 10)	170.1	191.2
Goodwill (Note 9)	21.3	21.3
Derivative instruments asset (Notes 14 and 15)	0.3	2.8
Other assets	6.2	8.5
Total assets	$1,024.5	$1,158.8
Liabilities
Current liabilities:
Accounts payable	$2.5	$2.2
Accrued interest	2.3	0.3
Other accrued liabilities	20.2	25.5
Current portion of long-term debt (Note 12)	68.1	99.5
Current portion of derivative instruments liability (Notes 14 and 15)	4.5	4.4
Convertible debentures (Note 13)	18.1	—
Other current liabilities	0.2	1.0
Total current liabilities	115.9	132.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 12)	540.7	616.3
Convertible debentures, net of discount and unamortized deferred financing costs (Note 13)	75.7	105.4
Derivative instruments liability (Notes 14 and 15)	15.4	19.9
Deferred income taxes (Note 16)	9.0	11.7
Power purchase agreements and intangible liabilities, net (Note 10)	21.2	24.1
Asset retirement obligations, net (Note 11)	49.2	45.3
Other long-term liabilities (Note 11)	5.0	6.4
Total liabilities	832.1	962.0
Equity
Common shares, no par value, unlimited authorized shares; 108,341,738 and 115,211,976 issued and outstanding at December 31, 2018 and December 31, 2017	1,260.9	1,274.8
Accumulated other comprehensive loss (Note 5)	(146.2)	(134.8)
Retained deficit	(1,121.6)	(1,158.4)
Total Atlantic Power Corporation shareholders’ equity	(6.9)	(18.4)
Preferred shares issued by a subsidiary company (Note 20)	199.3	215.2
Total equity	192.4	196.8
Total liabilities and equity	$1,024.5	$1,158.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Project revenue:
Energy sales (Note 4)	$130.9	$148.9	$184.2
Energy capacity revenue (Note 4)	97.9	105.8	141.9
Other (Note 4)	53.5	176.3	73.1
	282.3	431.0	399.2
Project expenses:
Fuel	73.1	106.3	149.5
Operations and maintenance	85.0	87.8	105.2
Depreciation and amortization	83.7	113.1	113.5
	241.8	307.2	368.2
Project other income (loss):
Change in fair value of derivative instruments (Notes 14 and 15)	2.2	2.1	37.9
Equity in earnings (loss) of unconsolidated affiliates (Note 6)	43.2	(54.8)	35.9
Interest, net	(1.8)	(17.5)	(9.2)
Impairment (Notes 8 and 9)	—	(101.1)	(85.9)
Other income, net (Notes 3 and 11)	4.1	0.1	0.4
	47.7	(171.2)	(20.9)
Project income (loss)	88.2	(47.4)	10.1
Administrative and other expenses:
Administration	23.9	23.6	22.6
Interest expense, net	52.7	64.2	106.0
Foreign exchange (gain) loss	(22.8)	16.3	13.9
Other income, net (Note 14)	(3.0)	(0.4)	(3.9)
	50.8	103.7	138.6
Income (loss) from operations before income taxes	37.4	(151.1)	(128.5)
Income tax expense (benefit) (Note 16)	0.2	(58.1)	(14.6)
Net income (loss)	37.2	(93.0)	(113.9)
Net income attributable to preferred shares of a subsidiary company (Note 20)	0.4	5.6	8.5
Net income (loss) attributable to Atlantic Power Corporation	$36.8	$(98.6)	$(122.4)
Net earnings (loss) per share attributable to Atlantic Power Corporation shareholders: (Note 21)
Basic	$0.33	$(0.86)	$(1.02)
Diluted	0.29	(0.86)	(1.02)
Weighted average number of common shares outstanding: (Note 21)
Basic	112.0	115.1	119.5
Diluted	141.8	115.1	119.5

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$37.2	$(93.0)	$(113.9)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities	$0.4	$(0.1)	$(0.2)
Net amount reclassified to earnings	0.1	0.5	0.7
Net unrealized gain on derivatives	0.5	0.4	0.5
Defined benefit plan, net of tax	0.2	(0.7)	(0.5)
Foreign currency translation adjustments	(12.1)	14.0	(9.2)
Other comprehensive (loss) income, net of tax	(11.4)	13.7	(9.2)
Comprehensive income (loss)	25.8	(79.3)	(123.1)
Less: Comprehensive income attributable to preferred shares of a subsidiary company	0.4	5.6	8.5
Comprehensive income (loss) attributable to Atlantic Power Corporation	$25.4	$(84.9)	$(131.6)

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions of U.S. dollars)

				Accumulated	Preferred
	Common	Common		Other	Shares of a	Total
	Shares	Shares	Retained	Comprehensive	Subsidiary	Shareholders’
	(Shares)	(Amount)	Deficit	Income (loss)	Company	Equity
December 31, 2015	122.1	$1,290.6	$(937.4)	$(139.3)	$221.3	$435.2
Net (loss) income	—	—	(122.4)	—	8.5	(113.9)
Common shares issued for LTIP	0.5	1.8	—	—	—	1.8
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	(8.5)	(8.5)
Common share repurchases	(8.0)	(19.5)	—	—	—	(19.5)
Unrealized gain on hedging activities, net of tax of $0.2 million	—	—	—	0.5	—	0.5
Foreign currency translation adjustments	—	—	—	(9.2)	—	(9.2)
Defined benefit plan, net of tax of $0.2 million	—	—	—	(0.5)	—	(0.5)
December 31, 2016	114.6	$1,272.9	$(1,059.8)	$(148.5)	$221.3	$285.9
Net (loss) income	—	—	(98.6)	—	5.6	(93.0)
Common shares issued for LTIP	0.7	2.1	—	—	—	2.1
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	(8.6)	(8.6)
Common share repurchases	(0.1)	(0.2)	—	—	—	(0.2)
Preferred share repurchases	—	—	—	—	(3.1)	(3.1)
Unrealized gain on hedging activities, net of tax of $0.3 million	—	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	14.0	—	14.0
Defined benefit plan, net of tax of $0.3 million	—	—	—	(0.7)	—	(0.7)
December 31, 2017	115.2	$1,274.8	$(1,158.4)	$(134.8)	$215.2	$196.8
Net income	—	—	36.8	—	0.4	37.2
Common shares issued for LTIP	0.9	2.7	—	—	—	2.7
Dividends declared on preferred shares of a subsidiary company	—	—	—	—	(8.3)	(8.3)
Common share repurchases	(7.8)	(16.6)	—	—	—	(16.6)
Preferred share repurchases	—	—	—	—	(8.0)	(8.0)
Unrealized gain on hedging activities, net of tax of $0.1 million	—	—	—	0.5	—	0.5
Foreign currency translation adjustments	—	—	—	(12.1)	—	(12.1)
Defined benefit plan, net of tax of $0.1 million	—	—	—	0.2	—	0.2
December 31, 2018	108.3	$1,260.9	$(1,121.6)	$(146.2)	$199.3	$192.4

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Years Ended December 31,

	2018	2017	2016
Cash provided by operating activities:
Net income (loss)	$37.2	$(93.0)	$(113.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83.7	113.1	113.5
(Gain) loss on disposal of fixed assets and inventory	(0.4)	0.1	—
Asset retirement obligations	3.5	—	—
Gain on purchase and cancellation of convertible debentures	—	—	(3.7)
Gain on step acquisition of equity investment	(7.2)	—	—
Share-based compensation	2.7	2.1	1.8
Long-lived asset and goodwill impairment	—	101.1	85.9
Equity in (earnings) loss from unconsolidated affiliates	(43.2)	54.8	(35.9)
Distributions from unconsolidated affiliates	61.6	47.3	55.3
Unrealized foreign exchange (gain) loss	(22.0)	15.2	13.8
Change in fair value of derivative instruments	(5.5)	(2.1)	(37.9)
Amortization of debt discount and deferred financing costs	9.4	10.8	44.6
Change in deferred income taxes	(3.6)	(62.2)	(17.5)
Change in other operating balances
Accounts receivable	18.8	(15.4)	2.3
Inventory	1.6	(1.6)	0.9
Prepayments and other assets	8.7	0.4	5.4
Accounts payable	(1.2)	(0.9)	(0.2)
Accruals and other liabilities	(6.6)	(0.5)	(2.1)
Cash provided by operating activities	137.5	169.2	112.3
Cash used in investing activities:
Proceeds from sale of assets and equity investments, net	—	1.0	—
Cash paid for acquisition, net of cash received	(12.8)	—	—
Reimbursement of costs for third party construction project	—	—	4.8
Deposit for acquisition	(2.6)	—	—
Proceeds from asset sales	0.2	—	—
Purchase of property, plant and equipment	(1.8)	(5.3)	(7.2)
Cash used in investing activities	(17.0)	(4.3)	(2.4)
Cash used in financing activities:
Proceeds from convertible debenture issuance	92.2	—	—
Proceeds from term loan facility, net of discount	—	—	679.0
Repayment of convertible debentures	(88.1)	—	(188.5)
Common share repurchases	(16.6)	(0.2)	(19.5)
Preferred share repurchases	(8.0)	(3.1)	—
Repayment of corporate and project-level debt	(100.3)	(165.9)	(544.4)
Cash payments for vested LTIP units withheld for taxes	(0.8)	(0.7)	(0.5)
Deferred financing costs	(5.1)	(0.3)	(16.2)
Dividends paid to preferred shareholders	(8.3)	(8.7)	(8.5)
Cash used in financing activities:	(135.0)	(178.9)	(98.6)
Net (decrease) increase in cash, restricted cash and cash equivalents	(14.5)	(14.0)	11.3
Cash, restricted cash and cash equivalents at beginning of period	84.9	98.9	87.6
Cash, restricted cash and cash equivalents at end of period	$70.4	$84.9	$98.9
Supplemental cash flow information
Interest paid	$41.3	$72.0	$70.7
Income taxes paid, net	$3.1	$4.4	$3.5
(Receivables) accruals for equipment sales and construction in progress	$(1.5)	$1.2	$1.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

1. Nature of business

General

Atlantic Power is an independent power producer that owns power generation assets in nine states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of December 31, 2018, our portfolio consisted of seventeen projects operating or under contract with an aggregate electric generating capacity of approximately 1,598 megawatts (“MW”) on a gross ownership basis and approximately 1,252 MW on a net ownership basis. Fourteen of the projects are majority‑owned by the Company. Two of our Ontario projects totaling 80 MW on a gross and net ownership basis have not operated since the expiration of their contracts on December 31, 2017. In early February 2018, our three plants in San Diego, totaling 112 MW on a gross and net ownership basis, ceased operations and will be decommissioned.

Atlantic Power is a corporation established under the laws of the Province of Ontario, Canada on June 18, 2004 and continued to the Province of British Columbia on July 8, 2005. Our shares trade on the Toronto Stock Exchange under the symbol “ATP” and on the New York Stock Exchange under the symbol “AT.” Our registered office is located at 355 Burrard Street, Suite 1900, Vancouver, British Columbia V6C 2G8 Canada and our headquarters is located at 3 Allied Drive, Suite 155, Dedham, Massachusetts 02026, USA.

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

(d)Accounts receivable:

Accounts Receivable are carried at cost. We periodically assesses the collectability of accounts receivable, considering factors such as specific evaluation of collectability, historical collection experience, the age of accounts receivable and other currently available evidence of the collectability, and record an allowance for doubtful accounts for the estimated uncollectible amount as appropriate. We had no allowance for doubtful accounts recorded at December 31, 2018 and 2017, respectively.

(e)Deferred financing costs:

Deferred financing costs represent costs to obtain long‑term financing and are amortized using the effective interest method over the term of the related debt, which ranges from 1 to 6 years. The carrying amount of deferred financing costs were recorded on the consolidated balance sheets as net of long-term debt and convertible debentures and was $11.8 million and $11.7 million at December 31, 2018 and 2017, respectively. Interest expense from the amortization of deferred finance costs for the years ended December 31, 2018, 2017, and 2016 was $5.1 million, $6.3 million, and $40.8 million, respectively.

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

We determine the fair value of our reporting units using an income approach with discounted cash flow models (“DCF”), as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including assumptions about discount rates, projected merchant power prices, generation, fuel costs and capital expenditure requirements. The undiscounted and discounted cash flows utilized in our long‑lived asset recovery and goodwill impairment tests for our reporting units are generally based on approved reporting unit operating plans for years with contracted PPAs and historical relationships for estimates at the expiration of PPAs. All cash flow forecasts from DCF models utilized estimated plant output for determining assumptions around future generation and industry data forward power and fuel curves to estimate future power and fuel prices. We used historical experience to determine estimated future capital investment requirements. The discount rate applied to the DCF models represents the weighted average cost of capital (“WACC”) consistent with the risk inherent in future cash flows of the particular reporting unit and is based upon an assumed capital structure, cost of long‑term debt and cost of equity consistent with comparable independent power producers. The betas used in calculating the WACC rate were obtained from reputable third party sources. We utilized the assistance of valuation experts to perform the quantitative impairment test for our Curtis Palmer reporting units. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

(n)Derivative financial instruments:

We use derivative financial instruments in the form of interest rate swaps and foreign exchange forward contracts to manage our current and anticipated exposure to fluctuations in interest rates and foreign currency exchange rates. We also separate the conversion option of certain convertible debentures from the host instrument and account for it as an embedded derivative liability as such conversion option is in a currency different from our functional currency. We have also entered into natural gas supply contracts and natural gas forwards or swaps to minimize the effects of the price volatility of natural gas, which is a significant operating cost. We do not enter into derivative financial instruments for trading or speculative purposes. Certain derivative instruments qualify for a scope exception to fair value accounting because they are considered normal purchases or normal sales in the ordinary course of conducting business. This exception applies when we have the ability to, and it is probable that we will deliver or take delivery of the underlying physical commodity.

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

Derivative financial instrument	Classification of changes in fair value	Classification of cash settlements
Natural gas swaps	Changes in fair value of derivative instrument	Fuel expense
Fuel purchase agreements	Changes in fair value of derivative instrument	Fuel expense
Interest rate swaps	Changes in fair value of derivative instrument	Interest expense
Convertible debenture conversion option	Other expense, net	NA
Foreign currency forward contract	Foreign exchange (gain) loss	Foreign exchange (gain) loss

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

(o)Income taxes:

Income tax expense includes the current tax obligation or benefit and change in deferred income tax asset or liability for the period. We use the asset and liability method of accounting for deferred income taxes and record deferred income taxes for all significant temporary differences. Income tax benefits associated with uncertain tax positions are recognized when we determine that it is more‑likely‑than‑not that the tax position will be ultimately sustained. Refer to Note 16 for more information.

(p)Revenue recognition:

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
Energy

Energy revenue is recognized upon transmission to the customer. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in our consolidated statements of operations. The price of energy could be contracted under PPAs at set prices or merchant sales based on market merchant price. Energy revenue is also recognized under certain contracts for avoided generation during curtailment periods. Energy revenue is billed and paid on a monthly basis.

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

Enhanced dispatch contracts	Under certain contractual arrangements with our customers, we bill and are paid for not generating electricity. This revenue is recognized monthly under the terms of those agreements.
Ancillary and transmission services	We provide ancillary and transmission services to our customers under the terms of our PPAs. These services are billed and paid on a monthly basis.
Asset management and operation, operation and maintenance

We provide asset management and operation supervision to the Frederickson project, a facility that we jointly own with Puget Sound Energy. We also provide operation and maintenance services to several electric energy customers under the PPAs.  All services are billed and paid on a monthly basis.

Refer to Note 4 Revenue from contracts for disaggregation of revenue and further contract balance information.

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

(q)Administrative expenses:

Administrative expenses include corporate and other expenses primarily for executive management, finance, legal, human resources and information systems, which are not directly allocable to our business segments.

(r)Foreign currency translation and transaction gains and losses:

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

(s)Equity compensation plans:

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

(t)Asset retirement obligations:

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

(u)Pensions:

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

(v)Business combinations:

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

(w)Concentration of credit risk:

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

(x)Use of estimates:

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

 (y)Recently adopted and issued accounting standards:

Accounting Standards Adopted in 2018

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

In November 2016, the FASB issued authoritative guidance to address diversity in practice of presenting changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance on January 1, 2018 and it was applied retrospectively to cash flows used in investing activities on the consolidated statements of cash flows for the years ended December 31, 2017 and 2016. As a result of adoption, cash flows used in investing activities were retrospectively decreased by $7.1 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively.

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

In May 2014, the FASB issued new recognition and disclosure requirements for revenue from contracts with customers, which supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity recognizes revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. We adopted this guidance on January 1, 2018 and it did not have an impact on the consolidated financial statements. Accordingly, we did not record a transition adjustment. The standard also requires new disclosures that include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. These disclosures can be found in Note 4 Revenue from contracts.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to elect certain practical expedients permitted, including the expedient that permits us to retain our existing lease assessment and classification. In July 2018, the FASB issued further

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

authoritative guidance to provide an additional transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustments to the opening balance of retained earnings in the period of adoption. We will elect this transition method. We are currently finalizing our adoption process, which includes the evaluation of lease contracts compared to the new standard. While we are currently completing our evaluation of the impact of the new guidance, we expect to record a right of use asset of  approximately $6.5 million, a lease liability of approximately $7.1 million and an adjustment to other assets of approximately $0.6 million in the consolidated balance sheets on January 1, 2019. We do not expect adoption to impact opening retained earnings or our consolidated statements of operations.

In August 2017, the FASB issued authoritative guidance to align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this guidance will not have a material impact on the consolidated financial statements.

In February 2018, the FASB issued authoritative guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance is effective for fiscal years beginning after December 15, 2018. Adoption of this guidance will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued authoritative guidance to modify the disclosure requirements on fair value measurement disclosures. The guidance requires removals of certain disclosures, such as the amount of and reasons for transfers between level 1 and level 2 of fair value hierarchy and the policy for timing of transfers between levels. The guidance further requires modifications and additions surrounding the disclosures of level 3 fair value measurements and related unrealized gains and losses.  The guidance is effective for fiscal years beginning after December 15, 2019. We do not expect this to have a material impact on the consolidated financial statements upon adoption.

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

3. Acquisitions and divestments

2018 Acquisitions

(a)Koma Kulshan Associates

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

Our acquisition of Koma is accounted for under the acquisition method of accounting as of the transaction closing date. The $12.5 million total purchase price was funded with cash on-hand. We assumed operation of the project from Covanta on the acquisition date of July 27, 2018. The preliminary purchase price allocation for the business combination is estimated as follows:

Fair value of consideration transferred:
Cash	$12.5
Other items to be allocated to identifiable assets acquired and liabilities assumed:
Book value of our investment in Koma at the acquisition date	5.4
Gain recognized from step acquisition	7.2
Total purchase price	$25.1
Preliminary purchase price allocation
Cash	$0.8
Working capital	0.1
Property, plant, and equipment	1.2
Intangible assets	24.8
Asset retirement obligation	(1.8)
Total identifiable net assets	$25.1

The fair values of the assets acquired and liabilities assumed, as well as the fair value of our previous 50% equity interest in Koma, were estimated by applying an income approach using the discounted cash flow method. These measurements were based on significant inputs not observable in the market and thus represent a level 3 fair value measurement. The primary considerations and assumptions that affected the discounted cash flows included the operational characteristics and financial forecasts of the acquired facility, remaining useful life and a discount rate based on the weighted average cost of capital adjusted for the risk and characteristics of the project. We recognized a $7.2 million gain recorded in other income in the consolidated statements of operations for the year ended December 31, 2018 as a result of remeasuring our previous 50% equity interest in Koma immediately before the business combination to fair value. The $24.8 million of intangible assets recorded will be amortized straight-line through the remaining life of Koma’s PPA, which expires on March 31, 2037. Additionally, we recorded $0.5 million of deferred tax liabilities and deferred tax expense related to the step acquisition of Koma Kulshan.

Koma contributed $1.1 million of revenue and net income of  $0.0 million (excluding the $7.2 million gain recognized from the step acquisition) to the consolidated statements of operations for the period from July 27, 2018 to December 31, 2018. The impact to pro forma results of operations was not significant to the years ended December 31, 2018, 2017 and 2016.

(b)South Carolina Biomass Plants

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

2017 Divestment

(a)Selkirk Project

On November 2017, we sold our 17.7% interest in Selkirk Cogen Partners, LP (“Selkirk”) to JMC Selkirk LLC, the project’s majority owner, for $1.0 million. Selkirk was accounted for under the equity method of accounting. In the second quarter of 2017, we recorded a $10.6 million impairment at Selkirk and wrote our equity investment down to zero. As a result of the sale, we recorded a $1.0 million gain on sale, which is included as a component of equity in earnings (loss) from unconsolidated affiliates in the consolidated statement of operations for the year ended December 31, 2017.

4. Revenue from contracts

Revenue, receivables and contract liabilities by segment consists of following:

	Year Ended December 31, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$87.5	$13.5	$29.9	$—	$130.9
Energy capacity revenue	52.8	27.8	17.3	—	97.9
Steam energy and capacity revenue	12.9	2.8	—	—	15.7
Waste heat revenue	—	—	0.3	—	0.3
Enhanced dispatch contracts	—	—	23.9	—	23.9
Ancillary and transmission services	5.5	—	7.5	—	13.0
Asset management and operation	—	—	—	0.9	0.9
Miscellaneous revenue	—	(0.3)	—	—	(0.3)
	158.7	43.8	78.9	0.9	282.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

	Year Ended December 31, 2017
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$87.3	$33.0	$28.6	$—	$148.9
Energy capacity revenue	49.4	45.6	10.8	—	105.8
Steam energy and capacity revenue	11.1	31.2	—	—	42.3
Waste heat revenue	—	—	0.5	—	0.5
Enhanced dispatch contracts	—	—	109.9	—	109.9
Ancillary and transmission services	—	—	18.8	—	18.8
Asset management and operation	4.7	—	—	1.0	5.7
Miscellaneous revenue	—	(0.9)	—	—	(0.9)
	152.5	108.9	168.6	1.0	431.0

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31,	December 31,
	2018	2017
Accounts receivables	$35.7	$52.7
Contract assets	—	—
Contract liabilities	0.1	1.0

Contract liabilities as of December 31, 2018 include a  $0.1 million steam sale credit at San Diego plants. Contract liabilities as of December 31, 2017 include recoverable wood fuel costs under the PPA and property tax at Williams Lake, which is proportionally estimated, pending receipt of an actual tax bill. The total $1.0 million was recognized as revenues from ancillary and transmission services in the first quarter of 2018.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

5. Changes in accumulated other comprehensive loss by component

The changes in accumulated OCL by component are as follows:

	Year Ended December 31,
	2018	2017	2016
Foreign currency translation
Balance at beginning of period	$(134.3)	$(148.3)	$(139.1)
Other comprehensive loss:
Foreign currency translation adjustments(1)	(12.1)	14.0	(9.2)
Balance at end of period	$(146.4)	$(134.3)	$(148.3)
Pension
Balance at beginning of period	$(1.6)	$(0.9)	$(0.4)
Other comprehensive loss:
Curtailment gain	—	(1.6)	(0.7)
Tax expense	—	0.4	0.2
Total Other comprehensive income before reclassifications, net of tax	—	(1.2)	(0.5)
Total amount reclassified from accumulated other comprehensive income, net of tax	0.2	0.5	—
Total other comprehensive income	0.2	(0.7)	(0.5)
Balance at end of period	$(1.4)	$(1.6)	$(0.9)
Cash flow hedges
Balance at beginning of period	$1.1	$0.7	$0.2
Other comprehensive income (loss):
Net change from periodic revaluations	0.5	(0.2)	(0.3)
Tax (expense) benefit	(0.1)	0.1	0.1
Total Other comprehensive (loss) income before reclassifications, net of tax	0.4	(0.1)	(0.2)
Net amount reclassified to earnings:
Interest rate swaps(2)	0.2	0.9	1.0
Tax expense	(0.1)	(0.4)	(0.3)
Total amount reclassified from accumulated other comprehensive loss, net of tax	0.1	0.5	0.7
Total other comprehensive income	0.5	0.4	0.5
Balance at end of period	$1.6	$1.1	$0.7

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

(2)	This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

6. Equity method investments in unconsolidated affiliates

The following tables summarize our equity method investments in unconsolidated affiliates:

	Percentage of	Carrying value as of
	Ownership as of	December 31,
Entity name	December 31, 2018	2018	2017
Frederickson(1)	50.2%	$72.0	$77.3
Orlando Cogen, LP	50.0%	4.5	7.0
Koma Kulshan Associates (2)	—%	—	4.9
Chambers Cogen, LP	40.0%	64.3	74.5
Total		$140.8	$163.7

(1)

We own 50.15% of Frederickson. However, we do not have financial control of the entity. The Frederickson entity is organized under a joint ownership agreement. Under the terms of that agreement, the two owner parties have joint control of the asset and substantive participating rights through the structure of its Owner’s Committee. Each party has equal representation on this committee and unanimous consent is required over all significant decisions of the entity. These significant decisions include, but are not limited to (i) approval of the annual operating plan, annual operating budget, annual capital budget and five-year forecasts, (ii) approval of all expenditures in excess of the approved budget, (iii) adoption of procedures intended to govern the operation and conduct of the facility, and (iv) entering into, amending, supplementing or terminating any project agreement. Disputes between the owners for these significant decisions are subject to independent arbitration. Accordingly, since we do not control the project, Frederickson is accounted for under the equity method of accounting.

(2)	In July 2018, we purchased the remaining 50% partnership interest in Koma and consolidated the project in our financial statements. See Note 3 Acquisition and divestments.

Deficit in earnings of equity method investments, net of distributions, was as follows:

	Year Ended December 31,
Entity name	2018	2017	2016
Frederickson	$6.9	$(27.9)	$2.2
Orlando Cogen, LP	30.1	25.6	27.8
Koma Kulshan Associates (1)	0.6	0.7	0.8
Chambers Cogen, LP	5.6	(42.6)	5.5
Selkirk Cogen Partners, LP (2)	—	(10.6)	(0.4)
Total earnings (loss) of unconsolidated affiliates	43.2	(54.8)	35.9
Distributions from equity method investments	(61.6)	(47.3)	(55.3)
Deficit in earnings of equity method investments, net of distributions	$(18.4)	$(102.1)	$(19.4)

(1)	In July 2018, we purchased the remaining 50% partnership interest in Koma and consolidated the project in our financial statements. See Note 3 Acquisition and divestments.
(2)	In November 2017, we sold our 17.7% interest in Selkirk.

Distributions from equity method investments exceeded earnings (loss) of equity method investments for the years ended December 31, 2018, 2017 and 2016, respectively. Distributions from our equity method investments are typically based on project-level cash flows from operations or other non-GAAP metrics, whereas equity earnings include non-cash expenses such as depreciation and amortization, investment impairments or changes in the fair value of derivative financial instruments.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following summarizes the financial position at December 31, 2018, 2017 and 2016, and operating results for the years ended December 31, 2018, 2017 and 2016, respectively, for our proportional ownership interest in equity method investments:

	2018	2017	2016
Assets
Current assets
Frederickson	$2.5	$1.9	$1.7
Orlando Cogen, LP	7.7	9.2	7.5
Koma Kulshan Associates (1)	—	0.5	0.6
Chambers Cogen, LP	15.6	17.3	15.0
Selkirk Cogen Partners, LP (2)	—	—	11.3
Non-current assets
Frederickson	70.0	76.2	114.1
Orlando Cogen, LP	7.1	8.1	9.1
Koma Kulshan Associates (1)	—	4.7	5.0
Chambers Cogen, LP	117.4	130.9	190.0
Selkirk Cogen Partners, LP (2)	—	—	2.4
	$220.3	$248.8	$356.7
Liabilities
Current liabilities
Frederickson	$—	$0.4	$0.1
Orlando Cogen, LP	10.3	10.3	9.2
Koma Kulshan Associates (1)	—	0.1	0.1
Chambers Cogen, LP	9.2	3.7	3.8
Selkirk Cogen Partners, LP (2)	—	—	0.6
Non-current liabilities
Frederickson	0.5	0.4	0.5
Orlando Cogen, LP	—	—	—
Koma Kulshan Associates (1)	—	0.2	0.5
Chambers Cogen, LP	59.5	70.0	73.6
Selkirk Cogen Partners, LP (2)	—	—	1.5
	$79.5	$85.1	$89.9

(1)	In July 2018, we purchased the remaining 50% partnership interest in Koma and consolidated the project in our financial statements. See Note 3 Acquisition and divestments.
(2)	In November 2017, we sold our 17.7% interest in Selkirk.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Operating results	2018	2017	2016
Revenue
Frederickson	$21.0	$21.6	$20.7
Orlando Cogen, LP	60.2	55.0	54.6
Koma Kulshan Associates (1)	1.2	1.8	1.9
Chambers Cogen, LP	43.3	43.8	44.7
Selkirk Cogen Partners, LP (2)	—	1.8	7.9
	125.7	124.0	129.8
Project expenses
Frederickson	14.1	21.0	18.5
Orlando Cogen, LP	30.1	29.4	26.9
Koma Kulshan Associates (1)	0.6	1.1	1.1
Chambers Cogen, LP	36.1	37.5	37.4
Selkirk Cogen Partners, LP (2)	—	2.8	8.2
	80.9	91.8	92.1
Project other expense
Frederickson	—	(28.4)	—
Orlando Cogen, LP	—	—	—
Koma Kulshan Associates (1)	—	—	—
Chambers Cogen, LP	(1.6)	(48.9)	(1.8)
Selkirk Cogen Partners, LP (2)	—	(9.7)	—
	(1.6)	(87.0)	(1.8)
Project income (loss)
Frederickson	6.9	(27.8)	2.2
Orlando Cogen, LP	30.1	25.6	27.7
Koma Kulshan Associates (1)	0.6	0.7	0.8
Chambers Cogen, LP	5.6	(42.6)	5.5
Selkirk Cogen Partners, LP (2)	—	(10.7)	(0.3)
Equity in earnings (loss) of unconsolidated affiliates	$43.2	$(54.8)	$35.9

(1)

In July 2018, we purchased the remaining 50% partnership interest in Koma and consolidated the project in our financial statements.  Amounts in the above table relate to the period Koma was accounted for under the equity method of accounting. See Note 3 Acquisition and divestments.

(2)	In November 2017, we sold our 17.7% interest in Selkirk.

We recorded investment impairments of $47.1 million, $28.3 million and $10.6 million, respectively, at our Chambers, Frederickson and Selkirk projects in the year ended December 31, 2017. These impairments are a component of the operating results in the table above. There were no impairment triggers during 2018 and accordingly no impairment tests were performed on equity method investments.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

We performed an analysis of the post-PPA value of Frederickson operating as a merchant facility. In  our long-term forecast completed in December 2017, we identified a significant decrease in the long-term peak demand outlook for power prices in the Pacific Northwest, the region where Frederickson operates, which management determined to be an other than temporary decline in prices. These forward prices, which were obtained from a third party, had a significant negative impact on the estimated discounted cash flows of Frederickson post-PPA. The estimated post-PPA value is a significant component of the project’s overall value when compared to its pre-impairment carrying value of $108.3 million.

When determining if the decrease in fair value estimated in our 2017 test was other than temporary, we considered the likelihood that future conditions would change such that the power prices currently observed in the forward pricing models would become more favorable over time. Frederickson operates in a region with large, planned coal facility retirements and strong population growth. However, it was our assessment that natural gas prices were likely to remain low when considering the current and expected future supply of shale gas and that these factors would negatively impact future merchant pricing. Based on these factors, we determined that the decline in the fair value of our equity investment in Frederickson was other than temporary. We recorded a $28.3 million impairment in earnings from unconsolidated affiliates in the consolidated statements of operations for the year ended December 31, 2017.

2017 – Event-driven test in the second quarter

In the second quarter of 2017, we performed event-driven impairment tests of our investments in our Chambers and Selkirk projects, which are accounted for under the equity method of accounting.

Selkirk

We previously owned a 17.7% limited partner interest in Selkirk Cogen Partners, L.P. The project operated as a merchant facility since the expiration of its PPA in August 2014. Since the expiration of its PPA, we did not receive a distribution from Selkirk and recorded a cumulative $2.6 million project loss. Based on the project’s history of providing no cash distributions while operating as a merchant facility, the short-term and long-term operational forecast, as well as the likelihood that further investment would be required in order to operate the facility, we determined that our investment in Selkirk was impaired and the decline in value was other than temporary. Accordingly, we recorded a $10.6 million full impairment in earnings from unconsolidated affiliates in the consolidated statements of operations in the three months ended June 30, 2017. We sold our interest in Selkirk in November 2017 and recorded a $1 million gain on sale in the year ended December 31, 2017. The impairment charge and the gain on sale are both recorded in earnings from unconsolidated affiliates in the statement of operations for the year ended December 31, 2017.

Chambers

We own a 40% limited partner interest in Chambers Cogeneration Limited Partnership. The Chambers project operates under a PPA that expires in March 2024. Prior to our impairment analysis, Chambers was recorded as a $124 million component of our equity investments in unconsolidated affiliates on the consolidated balance sheets.

During the second quarter of 2017, we performed an analysis of the post-PPA value of Chambers operating as a merchant facility. While declining power prices had been observed over the past several years, in our long-term forecast completed in July 2017, we identified a significant decrease in the long-term outlook for power prices in Pennsylvania New Jersey Maryland (“PJM”), the region where Chambers operates, which management determined to be an other than temporary decline in prices. These forward power prices, which were obtained from a third party, including analysis of the forward prices for natural gas and coal, had a significant negative impact on the DCFs of Chambers post-PPA. The estimated post-PPA value is a significant component of the project’s overall value when compared to its carrying value of $124 million.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

When determining if this decrease in fair value estimated in our event-driven 2017 test was other than temporary, we considered the likelihood that future conditions would change such that the gas and coal prices currently observed in the forward pricing models would become more favorable over time in order for the plant to be profitable in a merchant market. We also engaged a separate third party to provide its outlook on post-PPA value for Chambers. It was our assessment that future merchant pricing was likely to remain low due to lower natural gas prices from the current and expected future supply of shale gas. The third party provided similar conclusions to our assessment.

Based on these factors, we determined that the decline in the fair value of our equity investment in Chambers was other than temporary. We recorded a $47.1 million impairment in earnings from unconsolidated affiliates in the consolidated statements of operations for the three months ended June 30, 2017.

7. Inventory

Inventory consists of the following:

	December 31,
	2018	2017
Parts and other consumables	$9.6	$12.1
Fuel	6.2	5.6
Total inventory	$15.8	$17.7

8. Property, plant and equipment, net

Property, plant and equipment, net consists of the following:

	December 31,	December 31,	Depreciable
	2018	2017	Lives
Land	$5.3	$5.5
Office equipment, machinery and other	6.0	6.0	3	-	10	years
Leasehold improvements	2.1	2.2	7	-	15	years
Asset retirement obligation	24.1	28.4	1	-	43	years
Plant in service	874.4	942.5	1	-	45	years
	911.9	984.6
Less accumulated depreciation	(362.4)	(382.3)
Total property, plant and equipment, net	$549.5	$602.3

Depreciation expense of $40.0 million, $83.3 million and $49.5 million, was recorded for the years ended December 31, 2018, 2017 and 2016, respectively.

As described in Note 9, Goodwill and long-lived asset impairment, we recorded $67.6 million of long-lived asset impairments to property, plant and equipment in the year ended December 31, 2017.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

9. Goodwill and long-lived asset impairment

Goodwill Rollforward

The following table is a rollforward of goodwill for the years ended December 31, 2018 and 2017:

		December 31,		Translation	December 31,
Reporting unit	Segment	2017	Impairment	adjustment	2018

Curtis Palmer	East U.S.	$14.4	$—	$—	$14.4
Morris	East U.S.	3.3	—	—	3.3
Nipigon	Canada	3.6	—	—	3.6
		$21.3	$—	$—	$21.3

		December 31,		Translation	December 31,
Reporting unit	Segment	2016	Impairment	adjustment	2017

Curtis Palmer	East U.S.	$29.1	$(14.7)	$—	$14.4
Morris	East U.S.	3.3	—	—	3.3
Nipigon	Canada	3.6	—	—	3.6
		$36.0	$(14.7)	$—	$21.3

2018 – Annual test performed in fourth quarter

Goodwill

In the fourth quarter of 2018, we performed our annual goodwill impairment test as of November 30, 2018. All reporting units with goodwill had fair values that exceeded their carrying values and accordingly, no goodwill impairment was recorded. We performed a quantitative test at our Curtis Palmer reporting unit and qualitative assessments at our Morris and Nipigon reporting units. Curtis Palmer’s fair value exceeded its carrying value by approximately $8.3 million or 9% at November 30, 2018.

2018 – Event-driven test performed in fourth quarter

Williams Lake – Long-lived assets

Williams Lake operates under a PPA that expires June 30, 2019, or September 30, 2019 at the option of BC Hydro, the project’s customer. The near-term expiration of the PPA resulted in a triggering event to test for long-lived asset impairment. We performed the test as of December 31, 2018, six months prior to the earliest contract expiration date. Williams Lake’s asset group for testing of long-lived assets totaled $11.4 million consisting of PPE, net and spare parts inventory.

Because of the uncertainty of our ability to recontract the project, we performed a probability-based approach when determining the weighted average fair value of Williams Lake. This approach considered the cash flows remaining under the current contract assuming a September 30, 2019 expiration date, as well as a modeled hypothetical long-term extension. In February 2019, the office of the Minister of Energy, Mines and Petroleum Resources in British Columbia made recommendations that the government could direct BC Hydro to  pursue renewal transactions for existing biomass plants with expiring contracts. We considered these factors when creating our modeled hypothetical long-term extension. This model incorporates significant judgments and estimates by management when determining outcome likelihood, as

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

well as long-term extension economics. Williams Lake has approximately 20 years of remaining useful life. We believe that Williams Lake provides value to British Columbia based on its positioning as a renewable resource, its synergy with the local forestry industry and its lower $/KW cost than new biomass construction.

Upon testing Williams Lake for long-lived asset impairment, the estimated weighted-average undiscounted cash flows exceeded the carrying value of the asset group. Accordingly, no long-lived asset impairment was recorded at December 31, 2018. Because of the judgmental aspect of estimating a potential contract extension and the near-term expiration of our current contract, we will continue to update this analysis on a quarterly basis and could record a long-lived asset impairment if circumstances indicate a contract extension is unlikely.

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

Curtis Palmer - Goodwill

In applying the goodwill test, the Curtis Palmer reporting unit’s carrying value exceeded its estimated fair value by $14.7 million at November 30, 2017. Accordingly, we recorded a $14.7 million goodwill impairment at Curtis Palmer in the year ended December 31, 2017. Subsequent to the impairment, Curtis Palmer has $14.4 million of goodwill remaining at December 31, 2017. As a hydro facility, Curtis Palmer has substantial useful life beyond the expiration of its PPA in 2027. Estimates of fair value beyond the end of its PPA expiration utilize merchant pricing assumptions and are sensitive to changes in forward power prices. These forward prices declined significantly from those observed in our 2016 test, resulting in a reduction of the fair value from our impairment test performed in the fourth quarter of 2016.

Williams Lake – Long-lived assets

Williams Lake previously operated under a PPA that expired on March 31, 2018 with BC Hydro. BC Hydro elected not to exercise its renewal options under that PPA. Additionally, the Province of British Columbia planned to commence an Integrated Resource Plan Process (IRP) in late 2018. This process is the Province’s long-term plan to meet future electricity demand through conservation, generation and transmission and through upgrades to existing infrastructure. At the time of our assessment, we believed that obtaining a long-term PPA extension prior to the conclusion of the IRP was unlikely. In January 2018, the project entered into a PPA extension that commenced on April 1, 2018 and expires June 30, 2019, or September 30, 2019 at the option of BC Hydro. The project entered into this extension in order to bridge the period of the expiration of the previous PPA in March 2018 until the conclusion of the IRP in order to increase the likelihood for the potential of a future long-term extension. The uncertainty of the results of the IRP resulted in a triggering event to test for long-lived asset impairment. We performed the test as of December 31, 2017 in order to include the economics of the January 2018 extension in our long-term cash flow forecasts as the terms of the extension were known at December 31, 2017. Williams Lake’s asset group for testing of long-lived assets totaled $40.0 million consisting of $39.4 million in PPE, net and a $0.6 million intangible PPA asset.

Because of the uncertainty of the results of the IRP, we performed a probability-based approach when determining the weighted average fair value of Williams Lake. This approach considered the cash flows under the January 2018 extension, as well as a modeled long-term extension post-IRP incorporating similar economics to the 2018 extension with some additional allowances. These factors incorporated significant judgments and estimates by management when determining outcome likelihood, as well as long-term extension economics. Williams Lake has approximately 22 years of remaining useful life. We believe that Williams Lake provides value to the Province’s long-

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

term plan based on its positioning as a renewable resource, its synergy with the local forestry industry and its lower $/KW cost than new biomass construction.

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

The San Diego Projects sold power to San Diego Gas & Electric (“SDG&E”) under PPAs that were scheduled to expire in December 2019. In addition, the three projects supplied steam to the U.S. Navy under agreements that provided these projects with the right to use the property at the respective sites on which each project is located (the "Navy agreements"). In August 2017, we were unsuccessful in obtaining contracts to provide the Navy with energy security that would have provided us with the right to use the Naval Station and North Island sites beyond February 2018. Following notification of the outcome of the Navy solicitation, we determined that it was unlikely that these projects will operate beyond the expiration of the Navy agreements. As a result, we performed long-lived asset impairment tests at each of these projects as of July 31, 2017.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The Moresby Lake reporting units failed step 1 of the two-step test. Accordingly, we performed a step 2 analysis for Moresby Lake and, as a result, recorded a $1.2 million full impairment in the year ended December 31, 2016. Moresby Lake has substantial useful life beyond the expiration of its PPA in 2022. However, Moresby Lake’s fair value is estimated using a discounted cash flow approach and is sensitive to changes in forward power prices. These forward prices had declined significantly over the past several years. Moresby failed step 1 in our event-driven impairment test at July 31, 2016, but recorded no impairment as its implied goodwill exceeded its recorded goodwill. The further decline in forward power prices since our event-driven test resulted in the full impairment recorded at November 30, 2016.

2016 – Event-driven test in the third quarter

In the third quarter of 2016, we performed an event-driven goodwill impairment test as of July 31, 2016. While declining power prices had been observed over the past two years, we identified a significant decrease in the long-term outlook for power prices in the regions where our reporting units operate in the third quarter of 2016. Because the estimated future cash flows of our reporting units are sensitive to fluctuations in forward power prices and these prices are the most impactful input in calculating a reporting unit’s fair value, we determined that it was appropriate to perform an event-driven impairment test. For two of our reporting units (Morris and Nipigon) we performed a qualitative assessment and concluded that it was likely that the fair values significantly exceed the carrying values. These reporting units have aggregate goodwill of $6.9 million and have PPAs with significant remaining time before their expiration and are not significantly impacted by the decrease in the long-term outlook for power prices.

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

Subsequent to recording long-lived asset impairments, we performed the step 2 goodwill impairment test and recorded a $50.2 million full impairment at the Mamquam reporting unit, a $15.4 million partial impairment at the Curtis Palmer reporting unit, a $6.5 million full impairment at the North Bay reporting unit, a $6.7 million full impairment at the Kapuskasing reporting unit and no impairment at the Moresby Lake reporting unit for a total goodwill impairment charge of $78.8 million for the period ended September 30, 2016. At the time of their acquisition in November 2011, the fair value of the assets acquired and liabilities assumed for the Mamquam and Curtis Palmer reporting units were valued assuming a merchant basis for the period subsequent to the expiration of the projects’ original PPAs. The forecasted energy revenue on a merchant basis, in the respective markets in which those plants operate, was higher than the energy prices currently forecasted to be in effect subsequent to the expiration of the reporting unit’s PPA. Power prices, in the respective markets in which those plants operate, have declined from 2011 and from the dates of our previous impairment assessments due to several factors including decreased demand, lower oil prices and lower natural gas prices resulting from an abundance of shale gas. Our forecasts for discounted cash flows also reflect a higher level of uncertainty for re‑contracting at prices than were previously forecasted in 2011. The decline in forward power prices for British Columbia since our last goodwill impairment performed as of November 30, 2015, in particular, had a significant impact on the estimated discounted cash flows of our Mamquam reporting unit and was the primary driver for its

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

recorded goodwill impairment. British Columbia’s peak demand outlook has declined primarily attributable to a reduction in forecasted liquefaction build and need in the region and the associated loss of power demand. The resulting drop in the peak demand reduces the amount of needed capacity and therefore the capacity prices also were reduced. Furthermore, the PPA at the Curtis Palmer reporting unit expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. Based on Curtis Palmer’s cumulative generation through the date of the goodwill impairment test, we anticipate the PPA expiring before December 2027. As a result, the discounted cash flow model for Curtis Palmer utilizes forward power prices for that period that are substantially lower than the prices under the current PPA.

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

The following tables provide a summary of impairment charges by type for the years ended December 31, 2017:

	Year Ended December 31, 2017
	Curtis Palmer	Williams Lake	Naval Station	North Island	Naval Training Center	Total
Goodwill	$14.7	$—	$—	$—	$—	$14.7
Property, plant and equipment	—	28.5	12.1	17.0	10.0	67.6
Power purchase agreement intangible assets	—	0.6	10.4	4.2	3.6	18.8
Total	$14.7	$29.1	$22.5	$21.2	$13.6	$101.1

10. PPAs and other definite-lived intangible assets and liabilities

Other intangible assets and liabilities include PPAs, fuel supply agreements and capitalized development costs.

The following tables summarize the components of our intangible assets and other liabilities subject to amortization at December 31, 2018 and 2017:

Assets

	Other Intangible Assets, Net
	Power Purchase
	Agreements	Total
Gross balances, December 31, 2018	$362.7	$362.7
Less: accumulated amortization	(192.6)	(192.6)
Net carrying amounts, December 31, 2018	$170.1	$170.1

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

	Other Intangible Assets, Net
	Power Purchase	Development
	Agreements	Costs	Total
Gross balances, December 31, 2017	$476.3	$13.0	$489.3
Less: accumulated amortization	(285.1)	(13.0)	(298.1)
Net carrying amounts, December 31, 2017	$191.2	$—	$191.2

Liabilities

	Power Purchase and Fuel Supply Agreement Liabilities, Net
	Power Purchase	Fuel Supply
	Agreements	Agreements	Total
Gross balances, December 31, 2018	$(28.7)	(12.6)	$(41.3)
Less: accumulated amortization	14.0	6.1	20.1
Net carrying amounts, December 31, 2018	$(14.7)	$(6.5)	$(21.2)

	Power Purchase and Fuel Supply Agreement Liabilities, Net
	Power Purchase	Fuel Supply
	Agreements	Agreements	Total
Gross balances, December 31, 2017	$(30.4)	$(12.6)	$(43.0)
Less: accumulated amortization	11.6	7.3	18.9
Net carrying amounts, December 31, 2017	$(18.8)	$(5.3)	$(24.1)

The following table presents amortization expense of intangible assets for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
PPAs	$43.4	$36.5	$63.3
Fuel supply agreements	(0.4)	(0.4)	(0.4)
Total amortization	$43.0	$36.1	$62.9

The following table presents estimated future amortization expense for the next five years:

Year Ended December 31,
2019	$25.9
2020	22.7
2021	20.1
2022	15.8
2023	12.5

The weighted average remaining amortization period related to our intangible assets and liabilities was 9.7 years as of December 31, 2018.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

11. Other long‑term liabilities

Other long‑term liabilities consist of the following at December 31:

	2018	2017
Net pension liability	1.2	1.9
Accrued LTIP and director share units	1.4	2.2
Other	2.4	2.3
	$5.0	$6.4

The following table is a rollforward of asset retirement obligations for the years ended December 31:

	2018	2017
Asset retirement obligations beginning of year	$45.3	$50.3
Accretion and change in estimate of asset retirement obligation	4.3	(6.5)
Acquisition	1.8	—
Costs incurred	(0.5)	—
Translation adjustments	(1.7)	1.5
Asset retirement obligations, end of year	$49.2	$45.3

In the third quarter of 2017, we performed an event-driven long-lived asset impairment test at our Naval Station, North Island and Naval Training Center projects. See Note 9,  Goodwill and long-lived asset impairment for discussion of the facts and circumstances resulting in the impairment. At the time of the assessment, we had not completed our process for estimating decommissioning costs at those facilities. In the fourth quarter of 2017, based on information provided by third parties, we determined that the estimated costs to remove the facilities and return the land to the conditions required under their respective land rights agreements was approximately $1.7 million. Prior to adjustment, we had recorded asset retirement obligations for Naval Station, North Island and Naval Training Center of $6.7 million. These retirement obligations were based on estimates made at the time of their acquisition in November 2011, as well as engineering studies performed at the inception of these projects. These asset retirement obligations were accreted based on inflation and discount rates. As a result of the change in estimate for decommissioning costs, we recorded a $5.0 million decrease to amortization expense in the fourth quarter of 2017. These projects ceased operations in February 2018. Subsequent to their shutdown, we have been actively planning the decommissioning of these facilities. Although the process is not final, changes to both the scope and cost of decommissioning these facilities resulted in a change of estimate of the asset retirement obligation. We increased the asset retirement obligation by $3.5 million and recorded a corresponding decommissioning loss in the consolidated statements of operations for the year ended December 31, 2018. We expect to begin the decommissioning process in 2019 and will further evaluate the asset retirement obligation when both the scope and cost are confirmed and record any changes in estimate as necessary.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

12. Long‑term debt

Long‑term debt consists of the following:

	December 31,	December 31,
	2018	2017	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$450.0	$540.0	LIBOR(2)	plus	2.75%
Senior unsecured notes, due June 2036 (Cdn$210.0)	154.0	167.4			5.95%
Non-Recourse Debt:
Epsilon Power Partners term facility, due 2019 (3)	—	7.2	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (4)	21.0	24.0	LIBOR	plus	1.49%
Other long-term debt	—	0.1	5.50	% -	6.70%
Less: unamortized discount	(9.0)	(12.8)
Less: unamortized deferred financing costs	(7.2)	(10.1)
Less: current maturities	(68.1)	(99.5)
Total long-term debt	$540.7	$616.3

Current maturities consist of the following:

	December 31,	December 31,
	2018	2017	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$65.0	$90.0	LIBOR(2)	plus	2.75%
Epsilon Power Partners term facility, due 2019 (3)	—	6.5	LIBOR	plus	3.125%
Cadillac term loan, due 2025 (4)	3.1	3.0	LIBOR	plus	1.49%
Total current maturities	$68.1	$99.5

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

(2)

LIBOR cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $421.5 million of the $450 million outstanding aggregate borrowings under our Term Loan facility at December 31, 2018. See Note 15, Accounting for derivative instruments and hedging activities for further details. On October 31, 2018, the repricing of the senior secured term loan facility became effective, reducing the interest rate to LIBOR plus 2.75% from 3.00% with no change to the 1.00% LIBOR floor.

(3)	In June 2018, we pre-paid the remaining $5.6 million principal amount originally due in 2018 and 2019.

(4)

We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 15, Accounting for derivative instruments and hedging activities, for further details.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Principal payments on the maturities of our debt due in the next five years and thereafter are as follows:

2019	$68.1
2020	108.1
2021	82.7
2022	78.3
2023	128.3
Thereafter	159.5
$625.0

Credit Facilities

On April 13, 2016, APLP Holdings Limited Partnership (“APLP Holdings”), our wholly-owned subsidiary, entered into new Senior Secured Credit Facilities, comprising $700 million in aggregate principal amount of Senior Secured Term Loan facilities (the “Term Loans”) and $200 million in aggregate principal amount of senior secured credit facilities (the “Revolver” and together with the Term Loans, the “Credit Facilities”). At December 31, 2018,  $450.0 million of the Term Loans is outstanding and letters of credit in an aggregate face amount of $76.9 million are issued (but not drawn) pursuant to the revolving commitments under the Revolver and used (i) to fund a debt service reserve in an amount equivalent to six months of debt service, and (ii) to support contractual credit support obligations of APLP Holdings and its subsidiaries and of certain other affiliates of the Company.

Borrowings under Credit Facilities are available in U.S. dollars and Canadian dollars and, at inception, bore interest at a rate equal to the Adjusted Eurodollar Rate, the Base Rate or the Canadian Prime Rate as applicable, plus an applicable margin between 4.00% and 5.00% that varied depending on whether the loan is a Eurodollar Rate Loan, Base Rate Loan, or Canadian Prime Rate Loan. In April 2017, the repricing of the Credit Facilities became effective reducing the interest rate margin on the term loan and revolver by 0.75% to LIBOR plus 4.25%. In October 2017, a second repricing reduced the interest rate margin on the Credit Facilities by another 0.75% to LIBOR plus 3.50%.  In April 2018, a third repricing reduced the interest rate margin on the Credit Facilities by an additional 0.50% to LIBOR plus 3.00% and in October 2018, a fourth repricing reduced the interest rate margin on the Credit Facilities by 0.25% to LIBOR plus 2.75%.  We also extended the maturity date of the Revolver by one year through April 2022. The Term Loans mature in April 2023.

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

The Credit Facilities are secured by a pledge of the equity interests in APLP Holdings and certain of its subsidiaries, guaranties from certain of the subsidiaries of APLP Holdings (the “Subsidiary Guarantors”), a downstream guarantee from the Company, a limited recourse guaranty from Atlantic Power GP II, Inc., the entity that holds all of the equity interest in APLP Holdings, a pledge of certain material contracts and certain mortgages over material real estate rights, an assignment of all revenues, funds and accounts of APLP Holdings and its subsidiaries (subject to certain exceptions), and certain other assets. The Credit Facilities also have the benefit of a debt service reserve account, which is required to be funded and maintained at the debt service reserve requirement, equal to six months of debt service. The reserve requirement is maintained utilizing a letter of credit. APLP, a wholly-owned, indirect subsidiary of the Company, is a party to an existing indenture governing its Cdn$210 million aggregate principal amount of Medium Term Notes (“MTNs”) that prohibits APLP (subject to certain exceptions) from granting liens on its assets (and those of its material subsidiaries) to secure indebtedness, unless the MTNs are secured equally and ratably with such other indebtedness. Accordingly, in connection with the execution of the Credit Agreement, APLP Holdings has granted an

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

equal and ratable security interest in the collateral package securing the Credit Facilities in favor of the trustee under the indenture governing the MTNs for the benefit of the holders of the MTNs.

The Credit Agreement contains customary representations, warranties, terms and conditions, and covenants. The negative covenants include a requirement that APLP Holdings and its subsidiaries maintain a Leverage Ratio (as defined in the Credit Agreement) ranging from 5.50:1.00 at December 2018 to 4.25:1.00 from June 30, 2020, and an Interest Coverage Ratio (as defined in the Credit Agreement) ranging from 3.00:1.00 at December 31, 2018 to 4.00:1.00 from June 30, 2022. At December 31, 2018, we were in compliance with these covenants. In addition, the Credit Agreement includes customary restrictions and limitations on APLP Holdings’ and its subsidiaries’ ability to (i) incur additional indebtedness, (ii) grant liens on any of their assets, (iii) change their conduct of business or enter into mergers, consolidations, reorganizations, or certain other corporate transactions, (iv) dispose of assets, (v) modify material contractual obligations, (vi) enter into affiliate transactions, (vii) incur capital expenditures, and (viii) make dividend payments or other distributions, in each case subject to certain exceptions and other customary carve-outs and various thresholds. Specifically, APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the new term loan that declines quarterly based on a predetermined specified schedule.

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

Notes of the Partnership

Atlantic Power Limited Partnership (the “Partnership”), a wholly-owned subsidiary acquired on November 5, 2011, has outstanding Cdn$210.0 million   ($153.9 million as of December 31, 2018) aggregate principal amount of 5.95% senior unsecured notes, due June 2036 (MTNs). Interest on the MTNs is payable semi-annually at 5.95%. Pursuant to the terms of the MTNs, we must meet certain financial and other covenants, including a financial covenant generally based on the ratio of debt to capitalization of the Partnership. At December 31, 2018, we were in compliance with these covenants. The MTNs are guaranteed by Atlantic Power Corporation and Atlantic Power Preferred Equity Ltd., an indirect, wholly-owned subsidiary acquired in connection with the acquisition of the Partnership.

Non‑Recourse Debt

Project-level debt at our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue generating contracts of the projects. The loans have certain financial covenants that must be met in order to distribute available cash. At December 31, 2018, all of our projects were in compliance with the covenants contained in project-level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but the debt is not callable or subject to acceleration under the terms of their debt agreements.

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

13. Convertible debentures

The following table provides details related to outstanding convertible debentures:

	December 31,	December 31,
	2018	2017
6.00% Debentures due January 2025 (Series E) (Cdn $115.0 million)	$84.3	$—
5.75% Debentures due June 2019 (Series C)	—	42.5
6.00% Debentures due December 2019 (Series D) (Cdn $24.7 million)	18.1	64.5
Less: Unamortized deferred financing costs	(4.6)	(1.6)
Less: Unamortized discount	(4.0)	—
Total current and long-term convertible debentures	$93.8	$105.4

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The Series E Debentures have a maturity date of January 31, 2025. The Series E Debentures bear interest at a rate of 6.00% per year, and are convertible into our common shares at an initial conversion rate of approximately 238.0952 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$4.20 per common share. The Series E Debentures may not be redeemed by the Company prior to January 31, 2021 (except in certain limited circumstances following a change of control). On and after January 31, 2021 and prior to January 31, 2023, the Series E Debentures may be redeemed by us, in whole or in part from time to time, on not more than 60 days and not less than 30 days prior notice at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date set for redemption, provided that the daily volume-weighted average trading price of our common shares on the Toronto Stock Exchange, averaged for the 20 consecutive trading days ending five trading days prior to the date on which notice of redemption is provided, is not less than 125% of the conversion price at the time notice of redemption is given. On and after January 31, 2023 and prior to the maturity date, the Series E Debentures may be redeemed in whole or in part from time to time, on not more than 60 days and not less than 30 days prior notice, at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date set for redemption. The Series E Debentures are our direct, subordinated, unsecured obligations and rank equally with the other series of debentures and with all other future subordinated unsecured indebtedness and rank subordinate to all of our existing and future senior indebtedness.

On the initial closing date, we received net proceeds from the Series E Debentures offering, after deducting the underwriting fee and expenses, of approximately Cdn$94.7 million. We received an additional Cdn$14.4 million of net proceeds from the exercise of the over-allotment option. On March 2, 2018, we redeemed all of the $42.5 million remaining principal amount of Series C Debentures with the use of a portion of the proceeds from the Series E Debentures Offering. On March 3, 2018, we redeemed Cdn$56.2 million principal amount of the Series D Debentures with the remaining proceeds from the Series E Debentures Offering.

Series D Debentures

At December 31, 2018, we had $18.1 million (Cdn$24.7 million) principal amount outstanding 6.00% Debentures due December 2019 (the “Series D Debentures”). We pay interest semi‑annually on the last day of June and December of each year for the Series D Debentures. They are convertible into our common shares at an initial conversion rate of 68.9655 common shares per Cdn$1,000 principal amount, representing a conversion price of Cdn$14.50 per common share. On March 3, 2018, we redeemed Cdn$56.2 million principal amount of the Series D Debentures with a portion of the proceeds from the Series E Debentures Offering.

Series C Debentures

On March 2, 2018, we redeemed all of the $42.5 million remaining principal amount of Series C Debentures with the use of a portion of the proceeds from the Series E Debentures Offering.

Series E Conversion Option

We assessed the conversion option of the Series E Debentures and determined it should be separated from the host instrument and accounted for as an embedded derivative liability as the conversion option is in a currency different from our functional currency. Changes in the fair value of the conversion option derivative are recorded in the consolidated statements of operation. The conversion option derivative was initially measured at fair value ($4.7 million), with the host contract carried at a value equal to the difference between the carrying value of the Series E Debenture and the fair value of the derivative. Accordingly, no gain or loss was recorded on the initial measurement of the derivative. The fair value of the conversion option derivative was $1.2 million as of December 31, 2018. The portion of the proceeds allocated to the separated derivative also created a discount of $4.7 million, which will be amortized to

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

interest expense over the maturity period of the Series E Debentures. For additional information, see Note 15, Accounting for derivative instruments and hedging activities.

14. Fair value of financial instruments

The estimated carrying values and fair values of our recorded financial instruments related to operations are as follows:

	December 31,
	2018		2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$68.3	$68.3	$78.7	$78.7
Restricted cash	2.1	2.1	6.2	6.2
Derivative assets current	4.2	4.2	2.7	2.7
Derivative assets non-current	0.3	0.3	2.8	2.8
Derivative liabilities current	4.5	4.5	4.4	4.4
Derivative liabilities non-current	15.4	15.4	19.9	19.9
Long-term debt, including current portion	625.0	607.6	738.7	749.3
Convertible debentures	102.4	101.8	107.0	108.1

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of December 31, 2018 and December 31, 2017. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68.3	$—	$—	$68.3
Restricted cash	2.1	—	—	2.1
Derivative instruments asset	—	4.5	—	4.5
Total	$70.4	$4.5	$—	$74.9
Liabilities:
Derivative instruments liability	$—	$18.7	$1.2	$19.9
Total	$—	$18.7	$1.2	$19.9

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$78.7	$—	$—	$78.7
Restricted cash	6.2	—	—	6.2
Derivative instruments asset	—	5.5	—	5.5
Total	$84.9	$5.5	$—	$90.4
Liabilities:
Derivative instruments liability	$—	$24.3	$—	$24.3
Total	$—	$24.3	$—	$24.3

For cash and cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of December 31, 2018, the credit valuation adjustments resulted in a $1.0 million net increase in fair value, which consists of a $0.1 million pre‑tax gain in other comprehensive income and a $0.9 million gain in change in fair value of derivative instruments. As of December 31, 2017, the credit valuation adjustments resulted in a $2.2 million net increase in fair value, which consists of a $0.2 million pre‑tax gain in other comprehensive income and a $2.0 million gain in change in fair value of derivative instruments.

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

The following table reconciles, for the year ended December 31, 2018, the beginning and ending balances for the conversion option derivative liability that is recognized at fair value in the consolidated financial statements, using significant unobservable inputs:

Fair value Measurement Using Significant Unobservable Inputs (Level 3)
Year ended
December 31, 2018

Balance of liability at inception (January 2018)	$4.7
Total unrealized gain	(3.2)
Currency transaction gain	(0.3)
Ending balance of liability at December 31, 2018	$1.2

15. Accounting for derivative instruments and hedging activities

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

Gas purchase and sale agreements

We have a gas purchase agreement at our Nipigon project that expires on December 31, 2022 under which we purchase a minimum of 6,500 Gigajoules (“Gj”) of natural gas per day at a price of Cdn$4.57 per Gj. This agreement does not qualify for the normal purchase normal sales (“NPNS”) exemption and is accounted for as a derivative financial instrument because we could not conclude that it is probable that this contract will not settle net and will result in physical delivery. This derivative financial instrument is recorded in the consolidated balance sheets at fair value and the changes in its fair market value is recorded in the consolidated statements of operations. We also have a corresponding gas sales agreement at Nipigon, whereby of 6,500 Gj of natural gas per day is sold at the spot market price. This contract is not accounted for as a derivative.

We have also entered into various natural gas sales and purchase agreements for approximately 700,000 MMBtu to effectively mitigate seasonal fluctuation of future natural gas price at Morris from January 2019 through February 2019. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2018. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 16.3 million MMBtu of future natural gas purchases at our Orlando project, which is approximately 100% of our share of the expected natural gas purchases in 2019 through 2022. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at December 31, 2018. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

Atlantic Power Limited Partnership Holdings (“APLP Holdings”) has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate. At December 31, 2018, these agreements totaled $421.5 million notional amount of the remaining $450.0 million aggregate principal amount of borrowings under the senior secured term loan facility (“Term Loan Facility”). These interest rate swap agreements expire at various dates through March 31, 2020. Borrowings under the $700.0 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 2.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 3.75% all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount. The weighted average rate of these swap agreements is 1.27%, resulting in an all-in rate of approximately 4.02% for $421.5 million of the Term Loan Facility. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning September 30, 2018 through September 30, 2019, we mitigated exposure to changes in interest rates for $100 million notional amount at a one-month LIBOR fixed rate of 2.18% and for the period beginning October 1, 2019 through December 31, 2020, for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%.

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

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our MTNs. Principal and interest payments for our senior secured term loans as well as our U.S. dollar-denominated convertible debentures are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements. Foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations. As of December 31, 2018, we have no foreign currency forward contracts.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for the NPNS exemption at December 31, 2018 and December 31, 2017:

		December 31,	December 31,
	Units	2018	2017
Natural gas swaps	Natural Gas (Mmbtu)	16.3	9.9
Gas purchase agreements	Natural Gas (Gigajoules)	9.0	9.9
Interest rate swaps	Interest (US$)	616.6	412.6
Foreign currency forward contracts	Dollars (Cdn$)	—	25.0

Fair value of derivative instruments

We have elected to disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	December 31, 2018
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.4
Interest rate swaps long-term	—	1.0
Total derivative instruments designated as cash flow hedges	—	1.4
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	4.2	—
Interest rate swaps long-term	0.3	—
Natural gas swaps current	—	0.1
Natural gas swaps long-term	—	1.4
Gas purchase agreements current	—	2.8
Gas purchase agreements long-term	—	13.0
Convertible debenture conversion option	—	1.2
Total derivative instruments not designated as cash flow hedges	4.5	18.5
Total derivative instruments	$4.5	$19.9

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

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Year Ended December 31, 2018	Swaps
Accumulated OCI balance at January 1, 2018	$1.1
Change in fair value of cash flow hedges	0.4
Realized from OCI during the period	0.1
Accumulated OCI balance at December 31, 2018	$1.6
Settlements expected to be recognized from OCI in expense in the next 12 months, net of $0.2 million of tax	$0.5

Interest Rate
Year Ended December 31, 2017	Swaps
Accumulated OCI balance at January 1, 2017	$0.7
Change in fair value of cash flow hedges	(0.1)
Realized from OCI during the period	0.5
Accumulated OCI balance at December 31, 2017	$1.1

Interest Rate
Year Ended December 31, 2016	Swaps
Accumulated OCI balance at January 1, 2016	$0.2
Change in fair value of cash flow hedges	(0.2)
Realized from OCI during the period	0.7
Accumulated OCI balance at December 31, 2016	$0.7

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Year Ended December 31,
	recognized in income	2018	2017	2016
Gas purchase agreements	Fuel	$4.1	$7.5	$48.5
Natural gas swaps	Fuel	0.3	0.4	4.9
Interest rate swaps	Interest, net	(3.3)	0.9	3.9

The following table summarizes the unrealized gain (loss) resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of (loss) gain	Year ended December 31,
	recognized in income	2018	2017	2016
Natural gas swaps	Change in fair value of derivatives	$(0.5)	$(1.8)	$9.0
Gas purchase agreements	Change in fair value of derivatives	3.7	(5.0)	22.8
Interest rate swaps	Change in fair value of derivatives	(1.0)	8.9	6.1
		2.2	2.1	37.9
Convertible debenture conversion option	Other income, net	(1.2)	—	—
Foreign currency forwards	Foreign exchange (loss) gain	$—	$0.1	$—

16. Income tax expense

The following table summarizes the current and deferred portions of the net income tax expense (benefit):

	Year Ended December 31
	2018	2017	2016
Current income tax expense	$3.8	$4.1	$2.9
Deferred income tax benefit	(3.6)	(62.2)	(17.5)
Total income tax expense (benefit), net	$0.2	$(58.1)	$(14.6)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following is a reconciliation of the income taxes calculated at the Canadian enacted statutory rate of 27% for the years ended December 31, 2018, 2017 and 2016, respectively, to the provision for income taxes in the consolidated statements of operations:

	Year ended December 31,
	2018	2017	2016
Income (loss) before income taxes	$37.4	$(151.1)	$(128.5)
Computed income taxes at 27% Canadian statutory rate	10.1	(39.3)	(33.4)
Decreases resulting from:
Operating countries with different income tax rates	0.1	(20.1)	(2.9)
	10.2	(59.4)	(36.3)
Change in valuation allowance	(6.7)	(34.6)	10.8
	3.5	(94.0)	(25.5)

Dividend withholding tax and other cash taxes	0.5	0.2	(0.4)
Foreign exchange	—	(2.4)	6.9
Changes in tax rates	(3.3)	(1.5)	(1.5)
Remeasurement of deferred tax assets and liabilities	—	28.5	—
Capital loss on intercompany notes	(1.1)	(0.1)	(0.2)
Impairments	—	9.9	22.3
Capital loss recognized on tax restructuring	—	—	(18.0)
Other	0.6	1.3	1.8
	(3.3)	35.9	10.9
Income tax expense (benefit)	$0.2	$(58.1)	$(14.6)
Effective income tax rate	1%	38%	11%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Loss carryforwards	$163.3	$157.7
Capital loss carryforwards	34.4	35.4
Interest expense limitation carryforwards	10.9	—
Finance and share issuance costs	0.5	3.0
Tax credits	1.4	1.4
Stock-based compensation	2.9	2.8
Derivative contracts	3.2	4.0
Other long-term notes	1.5	1.1
Other	—	2.2
Total deferred tax assets	218.1	207.6
Valuation allowance	(139.7)	(151.4)
	78.4	56.2
Deferred tax liabilities:
Intangible assets	(30.0)	(27.9)
Property, plant and equipment	(57.4)	(40.0)
Total deferred tax liabilities	(87.4)	(67.9)
Net deferred tax liability	$(9.0)	$(11.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table summarizes the net deferred tax position as of December 31, 2018 and 2017:

	2018	2017
Long-term deferred liability	$(9.0)	$(11.7)
Net deferred tax liability	$(9.0)	$(11.7)

As of December 31, 2018, we have recorded a valuation allowance of  $139.7 million. This amount is comprised primarily of provisions against available Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. As of December 31, 2018, we have not recorded any tax benefits related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, which were reflected in our 2017 year-end financials, limitation on the deduction of net business interest expense, and base erosion and anti-abuse tax. Based on estimates as of the date of this filing, we will not be subject to the base erosion and anti-abuse tax. Our interest expense deduction may be limited, but it will not have a material impact on cash taxes.

Income tax expense for the year ended December 31, 2018 was $0.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $10.1 million. The primary items impacting the tax rate for the twelve months ended December 31, 2018 were $0.5 million relating to withholding and state taxes and $0.7 million of other permanent differences. These items were offset by a net decrease to our valuation allowance of $6.7 million, consisting of $0.1 million of decreases in Canada due to utilization of net operating losses and $6.6 million decreases in the United States. Based on initiatives recently completed, we determined that sufficient deferred tax liabilities were likely to reverse in a timely manner against certain deferred tax assets, resulting in a reduction of the valuation allowance in the United States. In addition, the rate was further impacted by $3.3 million relating to changes in tax rates and $1.1 million related to capital loss on intercompany notes.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

As of December 31, 2018, we had the following net operating loss carryforwards that are scheduled to expire in the following years:

2027	$4.0
2028	69.1
2029	70.2
2030	25.8
2031	13.4
2032	24.6
2033	145.5
2034	164.4
2035	17.0
2036	35.9
2037	8.4
2038	9.1
$587.4

17. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the years ended December 31, 2018, 2017 and 2016:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2015	1,298,401	2.88
Granted	1,594,954	1.81
Vested and redeemed	(784,806)	2.83
Forfeitures	(7,431)	2.71
Outstanding at December 31, 2016	2,101,118	2.08
Granted	1,817,463	2.38
Vested and redeemed	(1,009,780)	2.22
Forfeitures	(24,227)	2.32
Outstanding at December 31, 2017	2,884,574	2.22
Granted	2,483,237	2.02
Vested and redeemed	(1,388,671)	2.22
Forfeitures	(26,939)	2.09
Outstanding at December 31, 2018	3,952,201	$2.09

The total grant date fair value of all outstanding notional units under the LTIP was $8.3 million, $6.4 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016. The weighted average remaining vesting term for outstanding notional units was 1.8 years at December 31, 2018. Approximately $4.1 million of total unrecognized compensation expense is expected to be recognized over the term of the outstanding LTIP units. Compensation expense related to LTIP was $3.6 million, $3.4 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash payments made for vested notional units were $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Transition Equity Participation Agreement

We also have 539,904 transition notional shares outstanding at December 31, 2018 under the Transition Equity Participation Agreement with James J. Moore, Jr. Fifty percent (269,952) of the transition notional shares granted vested on January 22, 2019, the four-year anniversary of the date of grant and the remaining portion will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50%.

18. Employee benefit plans

Defined benefit pension plan

We sponsor and operate a defined benefit pension plan that is available to certain legacy employees of Atlantic Power Limited. The Atlantic Power Services Canada LP Pension Plan (the “Plan”) is maintained solely for certain eligible legacy Partnership participants. The Plan is a defined benefit pension plan that allows for employee contributions. We expect to contribute $0.3 million to the pension plan in 2019.

The net annual periodic pension cost related to the pension plan for the years ended December 31, 2018, 2017 and 2016 includes the following components:

	2018	2017	2016
Service cost benefits earned	$0.3	$0.5	$0.7
Interest cost on benefit obligation	0.5	0.6	0.7
Expected return on plan assets	(0.7)	(0.9)	(0.9)
Net period benefit cost	$0.1	$0.2	$0.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

A comparison of the pension benefit obligation and related plan assets for the pension plan at December 31 is as follows:

	2018	2017
Project benefit obligation at January 1	$(15.8)	$(17.4)
Service cost	(0.3)	(0.5)
Interest cost	(0.5)	(0.6)
Actuarial loss (gain)	1.4	(0.9)
Employee contributions	(0.1)	(0.1)
Benefits paid	0.8	0.2
Settlements	—	4.5
Foreign currency adjustment	1.3	(1.0)
Projected benefit obligation at December 31	(13.2)	(15.8)
Fair value of plan assets at January 1	$13.9	$16.1
Actual return on plan assets	(0.4)	1.1
Employer contributions	0.4	1.3
Employee contributions	0.1	0.1
Benefits paid	(0.8)	(0.2)
Settlements	—	(5.4)
Foreign currency adjustment	(1.2)	0.9
Fair value of plan assets at December 31	12.0	13.9
Funded status at December 31-excess of obligation over assets	$(1.2)	$(1.9)

Amounts recognized in the balance sheet at December 31 were as follows:

	2018	2017
Non-current liabilities	$1.2	$1.9

Amounts recognized in accumulated OCL that have not yet been recognized as components of net periodic benefit cost were as follows, net of tax:

	2018	2017
Unrecognized loss	$1.4	$1.6

We estimate that there will be no amortization of net loss for the pension plan from accumulated OCI to net periodic cost over the next fiscal year.

The following table presents the balances of significant components of the pension plan:

	2018	2017
Projected benefit obligation	$13.2	$15.8
Accumulated benefit obligation	12.2	14.4
Fair value of plan assets	12.0	13.9

The market‑related value of the pension plan’s assets is the fair value of the assets. Plan assets are invested in a common collective trust which totaled $12.0 million and $13.9 million for the years ended December 31, 2018 and 2017, respectively.

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

The following table presents the significant assumptions used to calculate our benefit obligations:

	2018	2017
Weighted-Average Assumptions
Discount rate	4.0%	3.5%
Rate of compensation increase	2.0%	2.0%

The following table presents the significant assumptions used to calculate our benefit expense:

	2018	2017	2016
Weighted-Average Assumptions
Discount rate	3.5%	4.0%	4.3%
Rate of return on plan assets	5.8%	5.8%	5.8%
Rate of compensation increase	2.0%	2.0%	3.0%

We use December 31 as the measurement date for the Plan, and we set the discount rate assumptions on an annual basis on the measurement date. This rate is determined by management based on information agreed with our actuary. The discount rate assumptions reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The discount rate assumptions used to determine future pension obligations as of the year ended December 31, 2018, 2017 and 2016, were based on the CIA / Natcan curve, which was designed by the Canadian Institute of Actuaries and Natcan Investment Management to provide a means for sponsors of Canadian plans to value the liabilities of their postretirement benefit plans. The CIA / Natcan curve is a hypothetical yield curve represented by extrapolating the corporate AA‑rated yield curve beyond 10 years using yields on provincial AA bonds with a spread added to the provincial AA yields to approximate the difference between corporate AA and provincial AA credit risk. The CIA / Natcan curve utilizes this approach because there are very few corporate bonds rated AA or above with maturities of 10 years or more in Canada.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The pension plan assets weighted average allocations in the common collective trust were as follows:

	2018	2017
Canadian equity	29%	30%
U.S. equity	14%	14%
International equity	13%	14%
Canadian fixed income	41%	39%
Real estate equities	3%	—%
International fixed income	—%	3%
	100%	100%

Our expected future benefit payments for each of the next five years and in the aggregate for the five years thereafter, are as follows in Cdn$:

	2018
2019	Cdn$	0.4
2020		0.4
2021		0.5
2022		0.6
2023		0.7
2024-2028		4.4

Defined Contribution Plans

We maintain a 401(k) retirement savings plan, registered retirement savings plan, and another defined contribution plan for the benefit of our eligible employees. Substantially all of our employees who meet certain service and age requirements are eligible to participate in these plans. Our plan documents provide that any matching contributions by us are discretionary. We have made or accrued matching contributions to these plans of $1.4 million, $1.2 million, and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

19. Common shares

Our common shares have no par value and unlimited authorization. We had 108,341,738 and 115,211,976 common shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.

Stock Repurchase Program

On December 31, 2018, we commenced new NCIBs for our Series D and Series E Debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The new NCIBs expire on December 30, 2019. Under the new NCIBs, we may purchase up to a total of 10,623,464 common shares based on 10% of our public float as of December 17, 2018 and we are limited to daily purchases of 10,300 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the new NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the New York Stock Exchange in compliance with rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

During the year ended December 31, 2018, we repurchased and canceled 7,772,971 common shares at a total cost of approximately $16.6 million. In the year ended December 31, 2017, we repurchased and canceled 93,391 common shares at a total cost of approximately $0.2 million.

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

Shelf Registration

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

20. Preferred shares issued by a subsidiary company

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The Series 1, 2 and 3 Shares are accounted for as a non-controlling interest on our consolidated balance sheets and consolidated statements of operations. The subsidiary company paid aggregate dividends of $8.3 million, $8.7 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, we repurchased and cancelled 475,000 of the Series 1 Shares at Cdn$15.27 per share for Cdn$7.3 million. We also purchased and cancelled 5,000 and 164,790 of the Series 2 and 3 Shares at Cdn$17.99 and Cdn$17.89 per share for Cdn$0.1 million and Cdn$2.9 million, respectively for a total cost of $8.0 million.  A $7.9 million gain on the redemption was recorded as a component of income attributable to preferred shares of a subsidiary company in the year ended December 31, 2018. From December 31, 2018 through February 27, 2019, we purchased the maximum limit of 427,500 shares of Series 1 Preferred Shares, 27,777 of Series 2 Preferred Shares and the maximum limit of 148,311 Series 3 Preferred Shares at a total cost of Cdn$9.2 million.

21. Basic and diluted earnings (loss) per share

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

The following table sets forth the diluted net income and potentially dilutive shares utilized in the per share calculation for the years ended December 31, 2018, 2017 and 2016:

Basic	2018	2017	2016
Numerator:
Income (loss) attributable to Atlantic Power Corporation	$36.8	$(98.6)	$(122.4)
Denominator:
Weighted average basic shares outstanding	112.0	115.1	119.5
Basic earnings (loss) per share attributable to Atlantic Power Corporation	$0.33	$(0.86)	$(1.02)
Diluted
Numerator:
Net income (loss) attributable to Atlantic Power Corporation	36.8	(98.6)	(122.4)
Add: convertible debenture interest expense	4.7	—	—
	41.5	(98.6)	(122.4)
Denominator:
Weighted average basic shares outstanding	112.0	115.1	119.5
Convertible debentures	27.8	—	—
Share-based compensation	2.0	—	—
	141.8	115.1	119.5
Diluted earnings (loss) per share attributable to Atlantic Power Corporation	0.29	(0.86)	(1.02)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The following table summarizes our outstanding instruments that are anti-dilutive and were not included in the computation of our diluted (loss) earnings per share:

	2018	2017	2016
Share-based compensation	—	1.6	1.4
Convertible debentures	—	8.1	13.1
Total	—	9.7	14.5

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

A reconciliation of Project Adjusted EBITDA to net income (loss) is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2018
Project revenues	$158.7	$43.8	$78.9	$0.9	$282.3
Segment assets	585.3	176.0	182.3	80.9	1,024.5
Goodwill	17.7	—	3.6	—	21.3
Capital expenditures	1.3	0.1	0.1	0.3	1.8
Project Adjusted EBITDA	$120.8	$21.9	$41.9	$0.5	$185.1
Change in fair value of derivative instruments	0.4	—	(3.6)	1.0	(2.2)
Depreciation and amortization	46.1	25.0	28.5	0.1	99.7
Interest, net	3.4	—	—	—	3.4
Other project income	—	(4.0)	—	—	(4.0)
Project income (loss)	70.9	0.9	17.0	(0.6)	88.2
Administration	—	—	—	23.9	23.9
Interest expense, net	—	—	—	52.7	52.7
Foreign exchange gain	—	—	—	(22.8)	(22.8)
Other income, net	—	—	—	(3.0)	(3.0)
Net income (loss) before income taxes	70.9	0.9	17.0	(51.4)	37.4
Income tax expense	—	—	—	0.2	0.2
Net income (loss)	$70.9	$0.9	$17.0	$(51.6)	$37.2

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2017
Project revenues	$152.5	$108.9	$168.6	$1.0	$431.0
Segment assets	632.4	189.9	239.6	96.9	1,158.8
Goodwill	17.7	—	3.6	—	21.3
Capital expenditures	4.6	0.1	0.8	—	5.5
Project Adjusted EBITDA	$112.5	$49.1	$125.8	$1.4	$288.8
Change in fair value of derivative instruments	(6.3)	—	6.1	(1.9)	(2.1)
Depreciation and amortization	45.2	35.5	51.9	0.6	133.2
Interest, net	19.2	—	—	—	19.2
Impairment	72.4	85.6	29.1	—	187.1
Other project income	(1.0)	—	(0.1)	(0.1)	(1.2)
Project (loss) income	(17.0)	(72.0)	38.8	2.8	(47.4)
Administration	—	—	—	23.6	23.6
Interest expense, net	—	—	—	64.2	64.2
Foreign exchange loss	—	—	—	16.3	16.3
Other income, net	—	—	—	(0.4)	(0.4)
Net (loss) income before income taxes	(17.0)	(72.0)	38.8	(100.9)	$(151.1)
Income tax benefit	—	—	—	(58.1)	(58.1)
Net (loss) income	$(17.0)	$(72.0)	$38.8	$(42.8)	$(93.0)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Year Ended December 31, 2016
Project revenues	$134.5	$101.3	$162.5	$0.9	$399.2
Segment assets	754.2	313.6	291.8	97.2	1,456.8
Goodwill	32.4	—	3.6	—	36.0
Capital expenditures	6.2	—	0.9	0.1	7.2
Project Adjusted EBITDA	$92.4	$51.2	$58.8	$(0.2)	$202.2
Change in fair value of derivative instruments	(9.2)	—	(25.5)	(3.2)	(37.9)
Depreciation and amortization	44.1	39.4	49.5	0.5	133.5
Interest, net	10.9	—	—	—	10.9
Impairment	15.4	—	70.5	—	85.9
Other project expense	—	—	—	(0.3)	(0.3)
Project income (loss)	31.2	$11.8	$(35.7)	$2.8	10.1
Administration	—	—	—	22.6	22.6
Interest, net	—	—	—	106.0	106.0
Foreign exchange loss	—	—	—	13.9	13.9
Other income, net	—	—	—	(3.9)	(3.9)
Net income (loss) before income taxes	31.2	11.8	(35.7)	(135.8)	(128.5)
Income tax benefit	—	—	—	(14.6)	(14.6)
Net income (loss)	$31.2	$11.8	$(35.7)	$(121.2)	$(113.9)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

The table below provides information, by country, about our consolidated operations for each of the years ended December 31, 2018, 2017 and 2016 and Property, Plant & Equipment as of December 31, 2018 and 2017, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

				Property, Plant and
				Equipment, net of
	Revenue			accumulated depreciation
	2018	2017	2016	2018	2017
United States	$203.4	$262.4	$236.7	$396.5	$426.2
Canada	78.9	168.6	162.5	153.0	176.1
Total	$282.3	$431.0	$399.2	$549.5	$602.3

Niagara Mohawk, Atlantic City Electric, BC Hydro, Georgia Power Company and IESO provided 15.1%,  12.6%,  12.5%,  10.9% and 10.8%, respectively, of total consolidated revenues for the year ended December 31, 2018. IESO, Niagara Mohawk, San Diego Gas & Electric and BC Hydro provided 20.3%,  10.7%,  10.6% and 10.3%, respectively, of total consolidated revenues for the year ended December 31, 2017. OEFC, San Diego Gas & Electric, and BC Hydro provided 29.2%,  11.5%, and 10.9%, respectively, of total consolidated revenues for the year ended December 31, 2016. IESO and OEFC purchase electricity from the Calstock, Nipigon and Tunis projects and previously purchased electricity from our North Bay and Kapuskasing projects in the Canada segment. San Diego Gas & Electric previously purchased electricity from the Naval Station, Naval Training Center, and North Island projects in the West U.S. segment, Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

23. Commitments and contingencies

Commitments

Operating Lease Commitments

We lease our office properties and equipment under operating leases expiring on various dates through 2024. Certain operating lease agreements over their lease term include provisions for scheduled rent increases. We recognize the effects of these scheduled rent increases on a straight‑line basis over the lease term. We also have leased office properties for which we have entered into sub-lease agreements with tenants. The table below nets future rental income from these sub-lease agreements against the future rental expense obligations for the company. Lease expense under operating leases was $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Future minimum lease commitments under operating leases for the years ending after December 31, 2018, are as follows:

2019	$0.6
2020	0.3
2021	0.3
2022	0.3
2023	0.1
Thereafter	—
$1.6

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Management Service Commitments

Our Manchief project is operated by a third party under a contract that expires in April 2022. As of December 31, 2018, our commitments under this agreement are estimated as follows:

2019	$0.4
2020	0.4
2021	0.4
2022	0.2
2023	0.1
Thereafter	—
$1.5

Fuel Supply and Transportation Commitments

We have entered into long‑term contractual arrangements to procure fuel and transportation services for our projects. We have also entered into long-term arrangements for firm gas sales. The commitments listed below include only contracts for fuel contracts that are not reimbursed or passed through under the terms of the relevant PPAs and are presented net of estimated future gas sales. As of December 31, 2018, our commitments under such outstanding agreements are estimated as follows:

2019	$7.5
2020	4.2
2021	4.2
2022	5.1
2023	—
Thereafter	—
$21.0

Acquisition Commitment

On September 20, 2018, we executed an agreement to acquire two biomass plants in South Carolina from EDF Renewables for $13.0 million. Closing of the transaction is expected to occur late in the third quarter or in the fourth quarter of 2019, subject to restructuring of the plants’ ownership structure by EDF Renewables after the end of relevant tax credit recapture periods. We have paid $2.6 million of the purchase price, which will be held in escrow until the closing date. The remainder of the purchase price will be paid at closing. If we do not proceed with the transaction close due to circumstances related to Atlantic Power, we will forfeit the $2.6 million held in escrow to EDF Renewables.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions of U.S. dollars, except per‑share amounts)

Contingencies

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of December 31, 2018.

24. Unaudited selected quarterly financial data

Unaudited selected quarterly financial data are as follows:

	Quarter Ended
	2018
	December 31,	September 30,	June 30,	March 31,	Total
Project revenue	$70.7	$65.4	$66.2	$80.0	$282.3
Project income	20.1	26.2	13.6	28.3	88.2
Net income (loss)	26.7	(4.7)	1.0	14.2	37.2
Net income (loss) attributable to Atlantic Power Corporation	24.7	(3.2)	(0.6)	15.9	36.8

Income (loss) per share attributable to Atlantic Power Corporation	$0.23	$(0.03)	$(0.01)	$0.14	$0.33
Weighted average number of common shares outstanding-basic	109.6	111.1	112.4	114.8	112.0
Diluted income (loss) per share attributable to Atlantic Power Corporation	$0.18	$(0.03)	$(0.01)	$0.12	$0.29
Weighted average number of common shares outstanding-diluted	140.7	111.1	112.4	140.6	141.8

	Quarter Ended
	2017
	December 31,	September 30,	June 30,	March 31,	Total
Project revenue	$100.0	$108.6	$124.0	$98.4	$431.0
Project (loss) income	(39.7)	(20.9)	(12.1)	25.3	(47.4)
Net loss	(38.9)	(33.7)	(19.8)	(0.6)	(93.0)
Net loss attributable to Atlantic Power Corporation	(41.1)	(32.9)	(21.9)	(2.7)	(98.6)

Loss per share attributable to Atlantic Power Corporation	$(0.36)	$(0.29)	$(0.19)	$(0.02)	$(0.86)
Weighted average number of common shares outstanding-basic	115.2	115.3	115.2	114.8	115.1
Diluted loss per share attributable to Atlantic Power Corporation	$(0.36)	$(0.29)	$(0.19)	$(0.02)	$(0.86)
Weighted average number of common shares outstanding-diluted	115.2	115.3	115.2	114.8	115.1

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$42.4	$41.8
Prepayments and other current assets	3.3	1.8
Total current assets	45.7	43.6
Investment in and advances to / from subsidiaries	51.6	46.6
Total assets	$97.3	$90.2

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$3.4	$1.7
Derivative liability	1.2	—
Convertible debentures	18.1	—
Total current liabilities	22.7	1.7
Convertible debentures	80.4	105.5
Other long-term liabilities	1.1	1.3
Total liabilities	104.2	108.5

Shareholders' equity	(6.9)	(18.3)
Total liabilities and shareholders' equity	$97.3	$90.2

See accompanying notes to condensed financial statements.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Administrative and other expenses:
Administrative expense	$5.0	$5.4	$5.9
Interest expense, net	13.5	11.6	7.3
Foreign exchange (gain) loss	(9.4)	4.0	10.6
Other (income) expense	(3.1)	0.2	(3.6)
Loss from parent company	(6.0)	(21.2)	(20.2)

Equity earnings (loss) of subsidiaries, net of income tax benefit	43.2	(71.8)	(93.7)

Net income (loss)	$37.2	$(93.0)	$(113.9)

See accompanying notes to condensed financial statements.

ATLANTIC POWER CORPORATION

SCHEDULE I—CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

	Years Ended December 31,
	2018	2017	2016
Cash provided by operating activities:
Net income (loss)	$37.2	$(93.0)	$(113.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash (earning) losses from subsidiaries, net of taxes	(43.2)	71.8	93.7
Dividends received from subsidiaries	39.0	67.9	33.6
Unrealized foreign exchange (gain) loss	(9.4)	4.0	10.6
Gain on purchase and cancellation of convertible debentures	—	—	(4.7)
Change in fair value of convertible debenture conversion option derivative	(3.2)	—	—
Amortization of debt discount and deferred financing costs	2.6	—	—
Change in other operating balances
Accounts receivable	7.4	(1.1)	11.5
Prepayments and other assets	1.0	1.4	6.0
Accounts payable and accrued liabilities	0.8	0.5	(1.1)
Cash provided by operating activities	32.2	51.5	35.7
Cash (used in) provided by investing activities:
Advances to / from investments in subsidiaries	2.4	(57.8)	216.7
Cash paid for acquisition	(13.6)	—	—
Deposit for acquisition	(2.6)	—	—
Cash (used in) provided by investing activities	(13.8)	(57.8)	216.7
Cash used in financing activities:
Common share repurchases	(16.6)	(0.2)	(19.5)
Repayment of convertible debentures	(88.1)	—	(187.5)
Deferred financing costs	(5.1)	—	—
Proceeds from convertible debenture issuance	92.2	—	—
Payments received from intercompany note	—	—	1.5
Repayment of intercompany note	(0.2)	(0.9)	(9.2)
Cash used in financing activities	(17.8)	(1.1)	(214.7)
Net increase (decrease) in cash and cash equivalents	0.6	(7.4)	37.7
Cash, restricted cash and cash equivalents at beginning of period	41.8	49.2	11.5
Cash, restricted cash and cash equivalents at end of period	$42.4	$41.8	$49.2
Supplemental cash flow information
Interest paid	$4.7	$6.2	$48.3

See accompanying notes to condensed financial statements

ATLANTIC POWER CORPORATION

SCHEDULE I—NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

(in millions of U.S. dollars)

1.	Nature of business

Atlantic Power Corporation (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends (refer to Note 11, “Long-term debt”, to the consolidated financial statements). As of December 31, 2018, total Atlantic Power Corporation shareholders’ deficit was $6.9 million and approximately $5.5 million of net assets at certain subsidiaries constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of these subsidiaries exceeded 80% of our consolidated net assets, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the balance sheets as of December 31, 2018 and 2017, and the statements of operations and cash flows for the years ended December 31, 2018, 2017 and 2016, have been presented on a “Parent-only” basis. In these statements, the Parent Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. We had no undistributed earnings from our unconsolidated investments for the years ended December 31, 2018, 2017 and 2016, respectively.

As disclosed in Note 12 of the consolidated financial statements,  APLP Holdings may be restricted from making dividend payments or other distributions to Atlantic Power Corporation, and APLP and its subsidiaries may be prohibited from making dividends or distributions to Atlantic Power Preferred Equity Limited shareholders in the event of a covenant default or if APLP Holdings fails to achieve a target principal amount on the term loan that declines quarterly based on a predetermined specified schedule. APLP Holdings has made principal payments to meet the targeted debt balance requirement as of December 31, 2018 and is not prohibited from making dividends to the Parent Company. The consolidated equity of APLP Holdings was approximately $62.7 million at December 31, 2018 and includes the subsidiaries with restricted net assets of $5.5 million at December 31, 2018 disclosed above.

The Parent-only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.	Dividends received

The Parent Company received dividends of $39.0 million, $67.9 million and $33.6 million in 2018, 2017 and 2016, respectively, from its consolidated and unconsolidated subsidiaries.

ATLANTIC POWER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(in millions of U.S. dollars)

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at
	Period	Expenses	Other Accounts	Deductions	End of Period
Income tax valuation allowance, deducted from deferred tax assets:
Year ended December 31, 2018	$151.4	$(11.7)	$—	$—	$139.7
Year ended December 31, 2017	186.0	(34.6)	—	—	151.4
Year ended December 31, 2016	175.2	10.8	—	—	186.0