Form 10-Q
period 2019-09-30
ATLANTIC POWER CORP
filed 2019-10-31
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s Common Stock as of October 30, 2019 was 109,328,782.

ATLANTIC POWER CORPORATION

FORM 10‑Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Index

General :		3
	PART I—FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	5
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	7
	Condensed Notes to Consolidated Financial Statements (unaudited)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM 4.	CONTROLS AND PROCEDURES	65
	PART II—OTHER INFORMATION
ITEM 1A.	RISK FACTORS	66
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	66
ITEM 6.	EXHIBITS	68

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$58.1	$68.3
Restricted cash	1.7	2.1
Accounts receivable	35.3	35.7
Current portion of derivative instruments asset (Notes 8 and 9)	0.1	4.2
Inventory	18.2	15.8
Prepayments	5.2	4.0
Income taxes receivable	2.3	0.3
Lease receivable	1.5	—
Other current assets	0.7	5.9
Total current assets	123.1	136.3
Property, plant, and equipment, net	505.7	549.5
Equity investments in unconsolidated affiliates (Note 5)	152.6	140.8
Power purchase agreements and intangible assets, net	151.9	170.1
Goodwill	21.3	21.3
Derivative instruments asset (Notes 8 and 9)	—	0.3
Operating lease right-of-use assets (Note 1)	5.9	—
Insurance recovery receivable (Note 15)	24.2	—
Other assets	3.3	6.2
Total assets	$988.0	$1,024.5
Liabilities
Current liabilities:
Accounts payable	$3.4	$2.5
Accrued interest	3.5	2.3
Other accrued liabilities	19.4	20.2
Current portion of long-term debt (Note 6)	108.1	68.1
Current portion of derivative instruments liability (Notes 8 and 9)	10.8	4.5
Convertible debentures (Note 7)	—	18.1
Operating lease liabilities (Note 16)	1.5	—
Other current liabilities	0.6	0.2
Total current liabilities	147.3	115.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 6)	457.3	540.7
Convertible debentures, net of discount and unamortized deferred financing costs (Note 7)	79.1	75.7
Derivative instruments liability (Notes 8 and 9)	15.5	15.4
Deferred income taxes	6.9	9.0
Power purchase agreements and intangible liabilities, net	20.1	21.2
Asset retirement obligations, net	50.9	49.2
Operating lease liabilities (Note 16)	5.0	—
Other long-term liabilities	3.9	5.0
Total liabilities	786.0	832.1
Equity
Common shares, no par value, unlimited authorized shares; 109,379,611 and 108,341,738 issued and outstanding at September 30, 2019 and December 31, 2018	1,261.3	1,260.9
Accumulated other comprehensive loss (Note 4)	(143.1)	(146.2)
Retained deficit	(1,098.9)	(1,121.6)
Total Atlantic Power Corporation shareholders’ equity	19.3	(6.9)
Preferred shares issued by a subsidiary company (Note 13)	182.7	199.3
Total equity	202.0	192.4
Total liabilities and equity	$988.0	$1,024.5

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Project revenue:
Energy sales (Note 2)	$29.2	$25.0	$102.7	$94.8
Energy capacity revenue (Note 2)	38.0	29.5	99.8	72.9
Other (Note 2)	3.9	10.9	12.9	43.9
	71.1	65.4	215.4	211.6
Project expenses:
Fuel	19.4	16.7	55.2	54.0
Operations and maintenance	19.5	18.0	54.6	66.5
Depreciation and amortization	16.2	21.0	48.5	65.7
	55.1	55.7	158.3	186.2
Project other income (loss):
Change in fair value of derivative instruments (Notes 8 and 9)	1.1	—	(8.3)	3.6
Equity in earnings of unconsolidated affiliates (Note 5)	12.1	10.2	34.4	33.7
Interest, net	(0.3)	(0.4)	(0.9)	(1.4)
Insurance loss (Note 15)	(1.0)	—	(1.0)	—
Other income (expense), net	—	6.7	(1.2)	6.7
	11.9	16.5	23.0	42.6
Project income	27.9	26.2	80.1	68.0
Administrative and other expenses:
Administration	5.5	5.7	17.3	17.9
Interest expense, net	10.9	14.6	33.0	40.7
Foreign exchange (gain) loss	(2.8)	4.5	7.1	(9.1)
Other (income) expense, net	(0.2)	2.5	0.7	0.3
	13.4	27.3	58.1	49.8
Income (loss) from operations before income taxes	14.5	(1.1)	22.0	18.2
Income tax expense (Note 10)	0.2	3.6	2.4	7.7
Net income (loss)	14.3	(4.7)	19.6	10.5
Net income (loss) attributable to preferred shares of a subsidiary company (Note 13)	1.7	(1.5)	(3.1)	(1.6)
Net income (loss) attributable to Atlantic Power Corporation	$12.6	$(3.2)	$22.7	$12.1
Net earnings (loss) per share attributable to Atlantic Power Corporation shareholders: (Note 12)
Basic	$0.12	$(0.03)	$0.21	$0.11
Diluted	0.10	(0.03)	0.19	0.11
Weighted average number of common shares outstanding: (Note 12)
Basic	109.4	111.1	109.4	112.8
Diluted	137.8	111.1	138.3	142.3

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$14.3	$(4.7)	$19.6	$10.5
Other comprehensive income, net of tax:
Unrealized gain on hedging activities	$—	$0.1	$(0.4)	$0.3
Net amount reclassified to earnings	—	0.1	0.2	0.3
Net realized and unrealized (loss) gain on derivatives	—	0.2	(0.2)	0.6
Foreign currency translation adjustments	(1.6)	2.2	3.3	(5.3)
Other comprehensive income (loss), net of tax	(1.6)	2.4	3.1	(4.7)
Comprehensive income (loss)	12.7	(2.3)	22.7	5.8
Less: Comprehensive income (loss) attributable to preferred shares of a subsidiary company	1.7	(1.5)	(3.1)	(1.6)
Comprehensive income (loss) attributable to Atlantic Power Corporation	$11.0	$(0.8)	$25.8	$7.4

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash provided by operating activities:
Net income	$19.6	$10.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.5	65.7
Gain on disposal of fixed assets and inventory	(0.1)	—
Other gain	(0.8)	—
Gain on step acquisition of equity investment	—	(6.7)
Share-based compensation	1.2	1.8
Asset retirement obligation	1.4	—
Insurance loss	1.0	—
Equity in earnings from unconsolidated affiliates	(34.4)	(33.7)
Distributions from unconsolidated affiliates	41.4	37.4
Unrealized foreign exchange loss (gain)	7.3	(8.6)
Change in fair value of derivative instruments	9.8	(3.3)
Amortization of debt discount, deferred financing costs and operating lease right-of-use assets	6.4	7.4
Change in deferred income taxes	(1.8)	5.0
Change in other operating balances
Accounts receivable	4.7	19.7
Inventory	0.3	0.8
Prepayments and other assets	(0.2)	3.2
Accounts payable	(1.3)	(1.0)
Accruals and other liabilities	1.5	(0.4)
Cash provided by operating activities	104.5	97.8
Cash used in investing activities:
Investment in unconsolidated affiliates	(18.7)	—
Cash paid for acquisition, net of cash received	(10.0)	(12.8)
Deposit for acquisition	—	(2.6)
Proceeds from asset sales	1.6	—
Purchase of property, plant and equipment	(0.9)	(1.5)
Cash used in investing activities:	(28.0)	(16.9)
Cash used in financing activities:
Proceeds from convertible debenture issuance	—	92.2
Repayment of convertible debentures	(18.5)	(88.1)
Common share repurchases	(0.8)	(12.3)
Preferred share repurchases	(8.0)	(8.0)
Repayment of corporate and project-level debt	(52.3)	(79.5)
Cash payments for vested LTIP units, including amounts withheld for taxes	(2.0)	(0.8)
Deferred financing costs	—	(5.1)
Dividends paid to preferred shareholders	(5.5)	(6.3)
Cash used in financing activities:	(87.1)	(107.9)
Net decrease in cash, restricted cash and cash equivalents	(10.6)	(27.0)
Cash, restricted cash and cash equivalents at beginning of period	70.4	84.9
Cash, restricted cash and cash equivalents at end of period	$59.8	$57.9
Supplemental cash flow information
Interest paid	$27.0	$30.3
Income taxes paid, net	$3.5	$2.5
Accruals for construction in progress	$0.2	$—

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power is an independent power producer that owns power generation assets in eleven states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of September 30, 2019, our portfolio consisted of twenty-one operating projects with an aggregate electric generating capacity of approximately 1,723 megawatts (“MW”) on a gross ownership basis and approximately 1,327 MW on a net ownership basis. Sixteen of the projects are majority‑owned by the Company.

Atlantic Power is a corporation established under the laws of the Province of Ontario on June 18, 2004 and continued to the Province of British Columbia on July 8, 2005. Our shares trade on the Toronto Stock Exchange (“TSX”) under the symbol “ATP” and on the New York Stock Exchange (“NYSE”) under the symbol “AT.” Our registered office is located at 215-10451 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada and our headquarters is located at 3 Allied Drive, Suite 155, Dedham, Massachusetts 02026, USA. Our telephone number in Dedham is (617) 977‑2400 and the address of our website is www.atlanticpower.com. Information contained on Atlantic Power’s website or that can be accessed through its website is not incorporated into and does not constitute a part of this Quarterly Report on Form 10‑Q. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. We make available on our website, free of charge, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Additionally, we make available on our website our Canadian securities filings, which are not incorporated by reference into our Exchange Act filings.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements present fairly our consolidated financial position as of September 30, 2019, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018, in accordance with U.S. generally accepted accounting policies. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

Use of estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. During the periods presented, we have made a number of estimates and valuation assumptions, including the fair value of assets acquired and liabilities assumed in purchase accounting, the useful lives and recoverability of property, plant and

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

equipment, valuation of goodwill, intangible assets and liabilities related to PPAs and fuel supply agreements, the recoverability of equity investments, the recoverability of deferred tax assets, tax provisions, recovery of expected insurance proceeds, the fair value of financial instruments and derivatives, pension obligations, asset retirement obligations and equity-based compensation. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. These estimates and valuation assumptions are based on present conditions and our planned course of action, as well as assumptions about future business and economic conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Should the underlying valuation assumptions and estimates change, the recorded amounts could change by a material amount.

Recently adopted and issued accounting standards

Accounting Standards Adopted

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued further authoritative guidance to provide an additional transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this transition method. We adopted this guidance and related updates issued in July 2018 and December 2018 on January 1, 2019 and elected certain practical expedients permitted, including the expedient that permits us to retain our existing lease assessment and classification. The Company has elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from associated lease components, for all classes of underlying assets.

As the result of our adoption of the guidance, we recorded $6.4 million and $7.2 million of right-of-use assets and lease liabilities, respectively, in the consolidated balance sheets on January 1, 2019. We have no transitional adjustments to our opening retained earnings or our consolidated statements of operations. See Note 16, Leases for further information.

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

2. Revenue from contracts

Disaggregation of revenue

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate.  Each segment contains various power generation projects and performance obligations as described above.  For more detailed information about reportable segments, see Note 14, Segment and geographical information. Revenue, receivables and contract liabilities by segment consists of following:

	Three Months Ended September 30, 2019
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.2	$3.0	$5.0	$—	$29.2
Energy capacity revenue	17.2	10.2	10.6	—	38.0
Steam energy and capacity revenue	0.2	—	—	—	0.2
Ancillary and transmission services	2.8	—	0.6	—	3.4
Asset management and operation	—	—	—	0.2	0.2
Miscellaneous revenue	—	0.1	—	—	0.1
	41.4	13.3	16.2	0.2	71.1

	Three Months Ended September 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$16.0	$3.3	$5.7	$—	$25.0
Energy capacity revenue	16.6	10.2	2.7	—	29.5
Steam energy and capacity revenue	2.7	—	—	—	2.7
Enhanced dispatch contracts	—	—	6.1	—	6.1
Ancillary and transmission services	1.0	—	0.6	—	1.6
Asset management and operation	—	—	—	0.2	0.2
Miscellaneous revenue	—	0.3	—	—	0.3
	36.3	13.8	15.1	0.2	65.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

	Nine Months Ended September 30, 2019
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$74.4	$8.9	$19.4	$—	$102.7
Energy capacity revenue	43.8	21.7	34.3	—	99.8
Steam energy and capacity revenue	0.1	—	—	—	0.1
Ancillary and transmission services	10.3	—	2.2	—	12.5
Asset management and operation	—	—	—	0.7	0.7
Miscellaneous revenue	—	(0.4)	—	—	(0.4)
	128.6	30.2	55.9	0.7	215.4

	Nine Months Ended September 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$62.9	$10.1	$21.8	$—	$94.8
Energy capacity revenue	41.5	22.9	8.5	—	72.9
Steam energy and capacity revenue	8.9	2.8	—	—	11.7
Waste heat revenue	—	—	0.1	—	0.1
Enhanced dispatch contracts	—	—	21.1	—	21.1
Ancillary and transmission services	3.6	—	6.8	—	10.4
Asset management and operation	—	—	—	0.7	0.7
Miscellaneous revenue	—	(0.1)	—	—	(0.1)
	116.9	35.7	58.3	0.7	211.6

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30,	December 31,
	2019	2018
Accounts receivables	$35.3	$35.7
Contract liabilities	0.8	0.1

Contract liabilities as of September 30, 2019 include a $0.4 million water license fee at Mamquam, which is a pass-through cost, a $0.3 million fuel reserve fund at Dorchester and a $0.1 million steam sale credit at the San Diego plants. Contract liabilities as of December 31, 2018 include a $0.1 million steam sale credit at the San Diego plants, which was settled subsequently. We had no contract assets at September 30, 2019 and December 31, 2018.

3. Acquisitions

2019 Transactions

South Carolina Biomass Plants

On July 31, 2019, we completed the acquisition of two biomass plants in South Carolina from EDF Renewables Inc. The Allendale plant is located in Allendale, South Carolina and has been in service since November 2013.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

The Dorchester plant is located in Harleyville, South Carolina and has been in service since October 2013. The two plants are identical in design and each of the plants has a capacity of 20 megawatts. All of the output of the two plants is sold to Santee Cooper, a state-owned utility, under power purchase agreements that run to 2043. The biomass fuel for the plants consists primarily of mill and harvesting residues. We believe the acquisition represents a meaningful addition to the level and length of our existing contracted cash flows.

The final consideration for the two plants was $12.6 million. In September 2018, we made a $2.6 million down payment for the acquisition of the plants and paid the remaining due at closing, less working capital adjustments and transaction costs, from discretionary cash and cash equivalents. The South Carolina biomass plants are reflected in our East U.S. segment. See Note 14, Segment and geographic information. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Estimated fair values
Cash(1)	$1.4
Accounts receivable	4.3
Inventory	2.9
Property, plant, and equipment	4.0
Intangible assets	2.6
Accounts payable	(2.0)
Accrued liabilities	(0.3)
Other liabilities	(0.3)
Total purchase consideration	$12.6

(1)	The cash acquired was not received until October 2019.

The $2.6 million of intangible assets recorded will be amortized straight-line through the remaining life of each plant’s PPA, which expire on October 31, 2043 (Dorchester) and November 18, 2043 (Allendale).

AltaGas acquisition

On August 13, 2019, we completed our acquisition of the equity ownership interests held by AltaGas Power Holdings (U.S.) Inc. ("AltaGas") in two contracted biomass plants in North Carolina and Michigan. Craven County Wood Energy (“Craven”) is a 48 megawatt (MW) biomass plant in North Carolina that has been in service since October 1990. We acquired a 50% interest in the plant from AltaGas. The remaining 50% interest is held by CMS Energy. Craven has a PPA with Duke Energy Carolinas that will expire on December 31, 2027. The plant burns wood waste, including wood chips, poultry litter, forestry residues, mill waste, bark and sawdust. Grayling Generating Station (“Grayling”) is a 37 MW biomass plant in Michigan that has been in service since June 1992. We acquired a 30% interest in the plant from AltaGas. The remaining interests are held by Fortistar  (20%)  and CMS Energy  (50%). Grayling has a PPA with Consumers Energy, the utility subsidiary of CMS Energy, which will expire on December 31, 2027. The plant burns wood waste from local mills, forestry residues, mill waste and bark. Both plants are operated by an affiliate of CMS Energy. The purchase price totaled $18.7 million in cash consideration inclusive of approximately $0.2 million of acquisition-related transaction costs.

Craven and Grayling are limited partnerships. We do not have financial control of the partnerships because decision making is shared and the partners must agree on all major decisions for each of the entities. Accordingly, we account for our ownership in Craven and Grayling under the equity method of accounting because our ownership is between five and fifty percent resulting in Atlantic Power Corporation maintaining more than minor influence over the partnerships’ operating and financing policies.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

2018 Transaction

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

We recognized a $6.7 million gain recorded in other income in the consolidated statements of operations for the three and nine months ended September 30, 2018 as a result of remeasuring our previous 50% equity interest in Koma.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Estimated fair values
Cash	$0.8
Working capital	0.1
Property, plant, and equipment	1.2
Intangible assets	24.8
Deferred tax liability	(0.5)
Asset retirement obligation	(1.8)
Total purchase consideration	$24.6

The $24.8 million of intangible assets recorded will be amortized straight-line through the remaining life of Koma’s PPA, which expires on March 31, 2037.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

4. Changes in accumulated other comprehensive income (loss) by component

The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation
Balance at beginning of period	$(141.5)	$(141.8)	$(146.4)	$(134.3)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(1.6)	2.2	3.3	(5.3)
Balance at end of period	$(143.1)	$(139.6)	$(143.1)	$(139.6)
Pension
Balance at beginning and end of period	$(1.4)	$(1.6)	$(1.4)	$(1.6)
Cash flow hedges
Balance at beginning of period	$1.4	$1.5	$1.6	$1.1
Other comprehensive income (loss):
Net change from periodic revaluations	—	0.1	(0.4)	0.4
Tax expense	—	—	—	(0.1)
Total Other comprehensive income (loss) before reclassifications, net of tax	—	0.1	(0.4)	0.3
Net amount reclassified to earnings:
Interest rate swaps(2)	—	0.1	0.2	0.4
Tax benefit (expense)	—	—	—	(0.1)
Total amount reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	0.2	0.3
Total other comprehensive income (loss)	—	0.2	(0.2)	0.6
Balance at end of period	$1.4	$1.7	$1.4	$1.7

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings (loss).

This amount was included in interest expense, net on the accompanying consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

(2)

5. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three and nine months ended September 30, 2019 and 2018, respectively, for our proportional ownership interest in equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating results	2019	2018	2019	2018
Revenue
Frederickson	$10.3	$5.9	$26.4	$15.7
Orlando Cogen, LP	15.6	15.1	46.4	44.7
Koma Kulshan Associates (1)	—	—	—	1.2
Chambers Cogen, LP	9.4	10.6	30.0	33.4
Craven County Wood Energy, LP (2)	1.8	—	1.8	—
Grayling Generating Station, LP (2)	0.8	—	0.8	—
	37.9	31.6	105.4	95.0
Project expenses
Frederickson	7.5	4.0	20.0	10.7
Orlando Cogen, LP	6.9	7.3	21.5	21.9
Koma Kulshan Associates (1)	—	—	—	0.6
Chambers Cogen, LP	8.9	9.7	26.1	26.9
Craven County Wood Energy, LP (2)	1.6	—	1.6	—
Grayling Generating Station, LP (2)	0.5	—	0.5	—
	25.4	21.0	69.7	60.1
Project other expenses
Frederickson	—	—	—	—
Orlando Cogen, LP	—	—	—	—
Koma Kulshan Associates (1)	—	—	—	—
Chambers Cogen, LP	(0.4)	(0.4)	(1.3)	(1.2)
Craven County Wood Energy, LP (2)	—	—	—	—
Grayling Generating Station, LP (2)	—	—	—	—
	(0.4)	(0.4)	(1.3)	(1.2)
Project income
Frederickson	2.8	1.9	6.4	5.0
Orlando Cogen, LP	8.7	7.8	24.9	22.8
Koma Kulshan Associates (1)	—	—	—	0.6
Chambers Cogen, LP	0.1	0.5	2.6	5.3
Craven County Wood Energy, LP (2)	0.2	—	0.2	—
Grayling Generating Station, LP (2)	0.3	—	0.3	—
Equity in earnings of unconsolidated affiliates	$12.1	$10.2	$34.4	$33.7

Distributions from equity method investments	(16.0)	(10.1)	(41.4)	(37.4)
(Deficit) surplus of earnings of equity method investments, net of distributions	$(3.9)	$0.1	$(7.0)	$(3.7)

(1)	On July 27, 2018, we purchased the remaining 50% of Koma and consolidated the project.
(2)

On August 13, 2019, we completed the acquisition of the equity ownership interests held by AltaGas Power Holdings (U.S.) Inc. in two contracted biomass plants in North Carolina and Michigan. See Note 3,  Asset acquisitions.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

6. Long‑term debt

Long‑term debt consists of the following:

	September 30,	December 31,
	2019	2018	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2023(1)	$400.0	$450.0	LIBOR(2)	plus	2.75%
Senior unsecured notes, due June 2036 (Cdn$210.0)	158.6	154.0			5.95%
Non-Recourse Debt:
Cadillac term loan, due 2025 (3)	18.7	21.0	LIBOR	plus	1.61%
Less: unamortized discount	(6.6)	(9.0)
Less: unamortized deferred financing costs	(5.3)	(7.2)
Less: current maturities	(108.1)	(68.1)
Total long-term debt	$457.3	$540.7

Current maturities consist of the following:

	September 30,	December 31,
	2019	2018	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2023(1)	$105.0	$65.0	LIBOR(2)	plus	2.75%
Cadillac term loan, due 2025 (3)	3.1	3.1	LIBOR	plus	1.61%
Total current maturities	$108.1	$68.1

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

(2)

London Interbank Offered Rate (“LIBOR”) cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR for $364.7 million of the $400.0 million outstanding aggregate borrowings under our senior secured term loan facility at September 30, 2019. See Note 9, Accounting for derivative instruments and hedging activities for further details.

(3)

We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 9, Accounting for derivative instruments and hedging activities, for further details.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

7. Convertible debentures

Convertible debentures consist of the following:

	September 30,	December 31,
	2019	2018
6.00% Debentures due January 2025 (Series E) (Cdn $115.0 million)	$86.8	$84.3
6.00% Debentures due December 2019 (Series D) (Cdn $24.7 million)	—	18.1
Less: Unamortized deferred financing costs	(4.1)	(4.6)
Less: Unamortized discount	(3.6)	(4.0)
Total current and long-term convertible debentures	$79.1	$93.8

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

Series E Conversion Option

We assessed the conversion option of the Series E Debentures and determined it should be separated from the host instrument and accounted for as an embedded derivative liability as the conversion option is in a currency different from our functional currency. Changes in the fair value of the conversion option derivative are recorded in the consolidated statements of operation. The conversion option derivative was initially measured at fair value ($4.7 million), with the host contract carried at a value equal to the difference between the carrying value of the Series E Debenture and the fair value of the derivative. Accordingly, no gain or loss was recorded on the initial measurement of the derivative. The fair value of the conversion option derivative liability was $2.8 million and $1.2 million at September 30, 2019 and December 31, 2018, respectively. The portion of the proceeds allocated to the separated derivative also created a discount of $4.7 million, which will be amortized to interest expense over the maturity period of the Series E Debentures. For additional information, see Note 9, Accounting for derivative instruments and hedging activities.

8. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2019 and December 31, 2018. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$58.1	$—	$—	$58.1
Restricted cash	1.7	—	—	1.7
Derivative instruments asset	—	0.1	—	0.1
Total	$59.8	$0.1	$—	$59.9
Liabilities:
Derivative instruments liability	$—	$23.5	$2.8	$26.3
Total	$—	$23.5	$2.8	$26.3

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68.3	$—	$—	$68.3
Restricted cash	2.1	—	—	2.1
Derivative instruments asset	—	4.5	—	4.5
Total	$70.4	$4.5	$—	$74.9
Liabilities:
Derivative instruments liability	$—	$18.7	$1.2	$19.9
Total	$—	$18.7	$1.2	$19.9

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2019, the credit valuation adjustments resulted in a $1.1 million net increase in fair value, which consists of a $0.1 million pre‑tax gain in other comprehensive income and a $1.0 million gain in change in fair value of derivative instruments. As of December 31, 2018, the credit valuation adjustments resulted in a $1.0 million net increase in fair value, which consists of a $0.1 million pre‑tax gain in other comprehensive income and a $0.9 million gain in change in fair value of derivative instruments.

The conversion option derivative for the Series E Debentures is classified within Level 3 of the fair value hierarchy. The significant unobservable inputs used in developing fair value include the volatility of our common shares and the fair value of the host contract, which is derived from recent similar convertible debenture offerings from peer companies. A discounted cash flow valuation technique is utilized to calculate the fair value of the conversion option derivative.

The following table reconciles, for the nine months ended September 30, 2019 and 2018, the beginning and ending balances for the conversion option derivative that is recognized at fair value in the consolidated financial statements, using significant unobservable inputs:

Fair value Measurement Using Significant Unobservable Inputs (Level 3)
Nine Months Ended
September 30, 2019

Beginning balance of liability at January 1, 2019	$1.2
Total unrealized loss	1.5
Currency transaction loss	0.1
Ending balance of liability at September 30, 2019	$2.8

Fair value Measurement Using Significant Unobservable Inputs (Level 3)
Nine Months Ended
September 30, 2018

Balance of liability at inception (January 2018)	$4.7
Total unrealized loss	0.2
Ending balance of liability at September 30, 2018	$4.9

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

On April 23, 2019, we also entered into natural gas purchase agreements at our Morris project for approximately 700,000 MMBtu to effectively mitigate seasonal fluctuations of future natural gas prices from January 2020 through February 2020. This contract is accounted for as a derivative financial instrument and is recorded in the consolidated balance sheet at fair value. Changes in the fair market value of this contract are recorded in the consolidated statement of operations.

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

We have entered into various natural gas swaps to effectively fix the price of 17.4 million Mmbtu of future natural gas purchases at our Orlando project, which is approximately 100% of our share of the expected natural gas purchases in 2019 through 2023. These contracts are accounted for as derivative financial instruments and are recorded in the consolidated balance sheet at fair value at September 30, 2019. Changes in the fair market value of these contracts are recorded in the consolidated statement of operations.

Interest rate swaps

Atlantic Power Limited Partnership Holdings (“APLP Holdings”) has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate. At September 30, 2019, these agreements totaled $364.7 million notional amount of the remaining $400.0 million aggregate principal amount of borrowings under the senior secured term loan facility (“Term Loan Facility”). These interest rate swap agreements expire at various dates through March 31, 2022.  Borrowings under the $700.0 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 2.75%. Based on the terms of the Credit Agreement, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 3.75% all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount. The weighted average rate of these swap agreements is 1.27%, resulting in an all-in rate of approximately 4.02% for $364.7 million of the Term Loan Facility. In January 2018, APLP Holdings entered into additional interest rate swap agreements. For the period beginning October 1, 2019 through December 31, 2020, we mitigated exposure to changes in interest rates for $200 million notional amount at a one-month LIBOR fixed rate of 2.42%. In May 2019, APLP Holdings entered into additional interest rate swap agreements. For the period beginning December 31, 2019 through December 31, 2020, we mitigated exposure to changes in interest rates for $60 million notional amount at a one-month LIBOR fixed rate of 2.17% and for

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

the period beginning December 31, 2020 through March 31, 2022, we mitigated exposure to changes in interest rates for $80 million notional amount at a one-month LIBOR fixed rate of 1.97%.

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

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes due June 23, 2036 (“MTNs”). Principal and interest payments for our senior secured term loans are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements. Foreign currency forward contracts are not designated as hedges, and changes in their market value are recorded in foreign exchange on the consolidated statements of operations. As of September 30, 2019, we have no foreign currency forward contracts.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for NPNS exemption at September 30, 2019 and December 31, 2018:

		September 30,	December 31,
	Units	2019	2018
Natural gas swaps	Natural Gas (MMbtu)	17.4	16.3
Gas purchase agreements	Natural Gas (Gigajoules)	7.0	9.0
Interest rate swaps	Interest (US$)	476.7	616.6

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

Fair value of derivative instruments

We disclose derivative instrument assets and liabilities on a trade‑by‑trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.5
Interest rate swaps long-term	—	1.2
Total derivative instruments designated as cash flow hedges	—	1.7
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current		1.4
Interest rate swaps long-term	—	2.4
Natural gas swaps current	0.1	1.5
Natural gas swaps long-term	—	3.6
Gas purchase agreements current	—	4.6
Gas purchase agreements long-term	—	8.3
Convertible debenture conversion option	—	2.8
Total derivative instruments not designated as cash flow hedges	0.1	24.6
Total derivative instruments	$0.1	$26.3

	December 31, 2018
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.4
Interest rate swaps long-term	—	1.0
Total derivative instruments designated as cash flow hedges	—	1.4
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	4.2	—
Interest rate swaps long-term	0.3	—
Natural gas swaps current	—	0.1
Natural gas swaps long-term	—	1.4
Gas purchase agreements current	—	2.8
Gas purchase agreements long-term	—	13.0
Convertible debenture conversion option	—	1.2
Total derivative instruments not designated as cash flow hedges	4.5	18.5
Total derivative instruments	$4.5	$19.9

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended September 30, 2019	Swaps
Accumulated OCI balance at July 1, 2019	$1.4
Change in fair value of cash flow hedges	—
Realized from OCI during the period	—
Accumulated OCI balance at September 30, 2019	$1.4

Interest Rate
Three Months Ended September 30, 2018	Swaps
Accumulated OCI balance at July 1, 2018	$1.5
Change in fair value of cash flow hedges	0.1
Realized from OCI during the period	0.1
Accumulated OCI balance at September 30, 2018	$1.7

Interest Rate
Nine Months Ended September 30, 2019	Swaps
Accumulated OCI balance at January 1, 2019	$1.6
Change in fair value of cash flow hedges	(0.4)
Realized from OCI during the period	0.2
Accumulated OCI balance at September 30, 2019	$1.4

Interest Rate
Nine Months Ended September 30, 2018	Swaps
Accumulated OCI balance at January 1, 2018	$1.1
Change in fair value of cash flow hedges	0.3
Realized from OCI during the period	0.3
Accumulated OCI balance at September 30, 2018	$1.7

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2019	2018	2019	2018
Gas purchase agreements	Fuel	$2.1	$0.8	6.1	$2.5
Natural gas swaps	Fuel	0.6	0.1	0.5	0.9
Interest rate swaps	Interest, net	(0.9)	(0.6)	(4.6)	(1.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

The following table summarizes the unrealized (loss) gain resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of (loss) gain	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2019	2018	2019	2018
Natural gas swaps	Change in fair value of derivatives	$(1.0)	$(0.2)	$(3.5)	$(0.7)
Gas purchase agreements	Change in fair value of derivatives	3.7	0.5	3.5	2.1
Interest rate swaps	Change in fair value of derivatives	(1.6)	(0.3)	(8.3)	2.2
		$1.1	$—	(8.3)	3.6
Convertible debenture conversion option	Other (income) expense, net	(0.3)	(2.6)	1.5	(0.2)
Foreign currency forwards	Foreign exchange (gain) loss	$—	$(0.4)	$—	$0.2

X

10. Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax expense	$1.3	$0.6	$4.2	$2.8
Deferred income tax (benefit) expense	(1.1)	3.0	(1.8)	4.9
Total income tax expense, net	$0.2	$3.6	$2.4	$7.7

For the three and nine months ended September 30, 2019 and 2018

Income tax expense for the three months ended September 30, 2019 was $0.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $3.9 million. The primary items impacting the tax rate for the three months ended September 30, 2019 was a net decrease to our valuation allowances of $4.4 million, consisting of $1.0 million of decreases in Canada and $3.4 million of decreases in the United States due to the utilization of net operating losses. These items were partially offset by $0.5 million relating to withholding and state taxes and $0.2 million of other permanent differences.

Income tax expense for the three months ended September 30, 2018 was $3.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 27%, was $0.3 million. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 which have been reflected in our 2017 year-end financials, limitation on the deduction of net business interest expense, and base erosion and anti-abuse tax. Based on estimates as of the date of this filing, we will not be subject to the base erosion and anti-abuse tax. Our interest expense deduction may be limited, but will not have a material impact on cash taxes. The primary items impacting the tax rate for the three months ended September 30, 2018 were $0.2 million relating to foreign exchange and a net increase to the Company's valuation allowances of $3.7 million, consisting of $3.7 million of increases in Canada due to losses and no changes in the United States for the period.

Income tax expense for the nine months ended September 30, 2019 was $2.4 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $5.9 million. The primary items impacting the tax rate for the three months ended September 30, 2019 was a net decrease to our valuation allowances of $4.5 million, consisting of $4.4 million of increases in Canada and $8.9 million of decreases in the United States due to the utilization of net operating losses. In addition, the rate was further impacted by $1.0 million relating to foreign

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

exchange. These items were partially offset by  $1.3 million relating to withholding and state taxes and $0.7 million of other permanent differences.

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

As of September 30, 2019, we have recorded a valuation allowance of $135.2 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected timing on the reversal of deferred tax liabilities and future taxable income in the United States and in Canada and available tax planning strategies.

11. Equity compensation plans

Long‑term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional units during the nine months ended September 30, 2019:

		Grant Date
		Weighted-Average
	Units	Fair Value per Unit
Outstanding at December 31, 2018	3,952,201	2.09
Granted	1,724,081	2.72
Vested and redeemed	(1,864,989)	2.06
Forfeitures	(15,108)	2.22
Outstanding at September 30, 2019	3,796,185	$2.39

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

Cash payments made for vested notional units for the nine months ended September 30, 2019 and 2018 were $2.0 million and $0.8 million, respectively. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $1.1 million and $3.1 million for the three and nine months ended September 30, 2019 and $1.1 million and $2.6 million for the three and nine months ended September 30, 2018, respectively.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

Transition Equity Participation Agreement

We also have 269,902 transition notional shares outstanding at September 30, 2019 under the Transition Equity Participation Agreement with James J. Moore, Jr. These notional shares will vest on or any time after the two-year anniversary of the grant if the weighted average Canadian dollar closing price of our common shares on the TSX for at least three consecutive calendar months has exceeded the market price per common share determined as of January 22, 2015 (Cdn$3.18) by at least 50% (Cdn$4.77).

12. Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Atlantic Power Corporation by weighted average common shares outstanding during their respective periods. Shares issued and shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The dilutive effect of our convertible debentures is calculated using the “if-converted method.” Under the if-converted method, the debentures are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings (loss) per share calculation for the entire period being presented. Interest expense, net of any income tax effects, would be added back to the numerator for purposes of the if-converted calculation. The outstanding equity compensation for non-vested LTIP and Transition Equity Participation Agreement notional shares are not considered outstanding for purposes of computing basic earnings per share. However, these instruments are included in the denominator, when dilutive, for purposes of computing diluted earnings per share under the treasury stock method.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2019	2018	2019	2018
Numerator:
Income (loss) attributable to Atlantic Power Corporation	$12.6	$(3.2)	$22.7	$12.1
Denominator:
Weighted average basic shares outstanding	109.4	111.1	109.4	112.8
Basic earnings (loss) per share attributable to Atlantic Power Corporation	$0.12	$(0.03)	$0.21	$0.11
Diluted
Numerator:
Net income (loss) attributable to Atlantic Power Corporation	$12.6	$(3.2)	$22.7	$12.1
Add: convertible debenture interest expense	1.0	—	3.1	3.5
	13.6	(3.2)	25.8	15.6
Denominator:
Weighted average basic shares outstanding	109.4	111.1	109.4	112.8
Convertible debentures	27.4	—	27.9	27.3
Share-based compensation	1.0	—	1.0	2.2
	137.8	111.1	138.3	142.3
Diluted earnings (loss) per share attributable to Atlantic Power Corporation	$0.10	$(0.03)	$0.19	$0.11

The following table summarizes our outstanding instruments that are anti-dilutive and were not included in the computation of our diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation	—	2.2	—	—
Convertible debentures	—	29.1	—	—
Total	—	31.3	—	—

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

13. Equity

The following tables provide reconciliations of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company and total equity for the three and nine months ended September 30, 2019 and 2018:

			Accumulated	Preferred
			Other	Shares of a	Total
	Common	Retained	Comprehensive	Subsidiary	Shareholders’
	Shares	Deficit	(loss) income	Company	Equity
Balance at June 30, 2019	$1,260.9	$(1,111.5)	$(141.5)	$182.9	$190.8
Net income	—	12.6	—	1.7	14.3
Share-based compensation	0.4	—	—	—	0.4
Common share repurchases	—	—	—	—	—
Preferred share repurchases	—	—	—	(0.1)	(0.1)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.303125 per share)	—	—	—	(0.8)	(0.8)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$0.348125 per share)	—	—	—	(0.6)	(0.6)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$0.364858 per share)	—	—	—	(0.4)	(0.4)
Realized and unrealized loss on hedging activities, net of tax	—	—	—	—	—
Foreign currency translation adjustments	—	—	(1.6)	—	(1.6)
Balance at September 30, 2019	$1,261.3	$(1,098.9)	$(143.10)	$182.7	$202.0

			Accumulated	Preferred
			Other	Shares of a	Total
	Common	Retained	Comprehensive	Subsidiary	Shareholders’
	Shares	Deficit	(loss) income	Company	Equity
Balance at June 30, 2018	$1,266.8	$(1,143.2)	$(141.9)	$206.3	$187.9
Net (loss) income	—	(3.2)	—	(1.5)	(4.7)
Share-based compensation	0.7	—	—	—	0.7
Common share repurchases	(3.1)	—	—	—	(3.1)
Preferred share repurchases	—	—	—	(3.5)	(3.5)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.303125 per share)	—	—	—	(1.0)	(1.0)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$0.348125 per share)	—	—	—	(0.6)	(0.6)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$0.333654 per share)	—	—	—	(0.4)	(0.4)
Realized and unrealized gain on hedging activities, net of tax	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	2.2	—	2.2
Balance at September 30, 2018	$1,264.5	$(1,146.5)	$(139.5)	$199.3	$177.8

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

			Accumulated	Preferred
			Other	Shares of a	Total
	Common	Retained	Comprehensive	Subsidiary	Shareholders’
	Shares	Deficit	(loss) income	Company	Equity
Balance at January 1, 2019	$1,260.9	$(1,121.6)	$(146.2)	$199.3	$192.4
Net income (loss)	—	22.7	—	(3.1)	19.6
Share-based compensation	1.2	—	—	—	1.2
Common share repurchases	(0.8)	—	—	—	(0.8)
Preferred share repurchases	—	—	—	(8.0)	(8.0)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.909375 per share)	—	—	—	(2.6)	(2.6)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$1.044375 per share)	—	—	—	(1.8)	(1.8)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$1.091448 per share)	—	—	—	(1.1)	(1.1)
Realized and unrealized loss on hedging activities, net of tax	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	3.3	—	3.3
Balance at September 30, 2019	$1,261.3	$(1,098.9)	$(143.1)	$182.7	$202.0

			Accumulated	Preferred
			Other	Shares of a	Total
	Common	Retained	Comprehensive	Subsidiary	Shareholders’
	Shares	Deficit	(loss) income	Company	Equity
Balance at January 1, 2018	$1,274.8	$(1,158.4)	$(134.8)	$215.2	$196.8
Net income (loss)	—	12.1	—	(1.6)	10.5
Share-based compensation	1.8	—	—	—	1.8
Common share repurchases	(12.3)	—	—	—	(12.3)
Preferred share repurchases	—	—	—	(8.0)	(8.0)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.909375 per share)	—	—	—	(3.2)	(3.2)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$1.044375 per share)	—	—	—	(1.9)	(1.9)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$0.977188 per share)	—	—	—	(1.2)	(1.2)
Realized and unrealized gain on hedging activities, net of tax	—	—	0.6	—	0.6
Foreign currency translation adjustments	—	—	(5.3)	—	(5.3)
Balance at September 30, 2018	$1,264.5	$(1,146.5)	$(139.5)	$199.3	$177.8

Share Repurchase Program

On December 31, 2018, we commenced a new Normal Course Issuer Bid (“NCIB”) for each of our Series D and Series E Debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The NCIBs expire on December 30, 2019 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the NCIB, we may purchase up to a total of 10,623,464 common shares based on 10% of our public float as of December 17, 2018 and we are limited to daily purchases of 10,300 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the New York Stock Exchange (NYSE) in compliance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval. For the nine months ended September 30, 2019, we repurchased and cancelled 0.4 million common shares.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

In the nine months ended September 30, 2019, we repurchased and cancelled 427,500 shares of 4.85% Cumulative Redeemable Preferred Shares, Series 1 (the “Series 1 Shares”), 100,377 shares of 7.0% Cumulative Rate Preferred Shares Series 2 (the “Series 2 Shares”) and 148,311 shares of Cumulative Floating Rate Preferred Shares, Series 3 (the “Series 3 Shares”) of APPEL at a total cost of $8.0 million. With these repurchases, we reached the 10% limit on Series 1 and Series 3 repurchases under this NCIB. As a result of the repurchase, an $8.6 million loss was attributed to the preferred shares of a subsidiary company in the Consolidated Statements of Operations for the nine months ended September 30, 2019.

The NCIB permits the Company to repurchase common and preferred shares and convertible debentures. In addition to the current NCIBs, from time to time we may repurchase our securities, including our common shares, our convertible debentures and our APPEL preferred shares through open market purchases, including pursuant to one or more “Rule 10b5-1 plans” pursuant to such provision under the U.S. Securities Exchange Act of 1934, as amended, NCIBs, issuer self tender or substantial issuer bids, or in privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions, other market opportunities and other factors. Any share repurchases outside of previously authorized NCIBs would be effected after taking into account our then current cash position and then anticipated cash obligations or business opportunities.

14. Segment and geographic information

We have four reportable segments: East U.S., West U.S., Canada and Un-Allocated Corporate. We analyze the performance of our operating segments based on Project Adjusted EBITDA, which is defined as project income (loss) plus interest, taxes, depreciation and amortization,  impairment charges, insurance loss (gain), other (income) expenses and changes in fair value of derivative instruments. We use Project Adjusted EBITDA to provide comparative information about segment performance without considering how projects are capitalized or whether they contain derivative contracts that are required to be recorded at fair value. Our equity investments in unconsolidated affiliates are presented as proportionately consolidated based on our ownership percentage in the reconciliation of Project Adjusted EBITDA to project income.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

A reconciliation of Project Adjusted EBITDA to net income for the three and nine months ended September 30, 2019 and 2018 is included in the tables below:

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended September 30, 2019
Project revenues	$41.4	$13.3	$16.2	$0.2	$71.1
Segment assets	588.6	157.4	176.4	65.6	988.0
Project Adjusted EBITDA	$31.4	$11.6	$6.1	$(0.2)	$48.9
Change in fair value of derivative instruments	1.1		(3.7)	1.6	(1.0)
Depreciation and amortization	11.7	5.7	2.8	—	20.2
Interest, net	0.8	—	—	—	0.8
Insurance loss	1.0	—	—	—	1.0
Other project (income) expense	—	—	(0.1)	0.1	—
Project income (loss)	16.8	5.9	7.1	(1.9)	27.9
Administration	—	—	—	5.5	5.5
Interest expense, net	—	—	—	10.9	10.9
Foreign exchange gain	—	—	—	(2.8)	(2.8)
Other income, net	—	—	—	(0.2)	(0.2)
Income (loss) before income taxes	16.8	5.9	7.1	(15.3)	14.5
Income tax expense	—	—	—	0.2	0.2
Net income (loss)	$16.8	$5.9	$7.1	$(15.5)	$14.3

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Three Months Ended September 30, 2018
Project revenues	$36.3	$13.8	$15.1	$0.2	$65.4
Segment assets	607.2	182.2	194.9	74.3	1,058.6
Project Adjusted EBITDA	$25.5	$11.5	$8.3	$0.1	$45.4
Change in fair value of derivative instruments	0.5	—	(0.8)	0.3	—
Depreciation and amortization	11.6	5.5	7.9	—	25.0
Interest, net	0.7	(1.3)	—	—	(0.6)
Other project (income) expense	—	(5.3)	—	0.1	(5.2)
Project income (loss)	12.7	12.6	1.2	(0.3)	26.2
Administration	—	—	—	5.7	5.7
Interest expense, net	—	—	—	14.6	14.6
Foreign exchange loss	—	—	—	4.5	4.5
Other expense, net	—	—	—	2.5	2.5
Income (loss) before income taxes	12.7	12.6	1.2	(27.6)	(1.1)
Income tax expense	—	—	—	3.6	3.6
Net income (loss)	$12.7	$12.6	$1.2	$(31.2)	$(4.7)

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Nine Months Ended September 30, 2019
Project revenues	$128.6	$30.2	$55.9	$0.7	$215.4
Segment assets	588.6	157.4	176.4	65.6	988.0
Project Adjusted EBITDA	$100.8	$24.5	$28.0	$(0.1)	$153.2
Change in fair value of derivative instruments	3.4	—	(3.3)	8.2	8.3
Depreciation and amortization	34.8	17.3	8.4	0.1	60.6
Interest, net	2.3	(0.3)	—	—	2.0
Insurance loss	1.0	—	—	—	1.0
Other project expense	—	1.2	—	—	1.2
Project income (loss)	59.3	6.3	22.9	(8.4)	80.1
Administration	—	—	—	17.3	17.3
Interest expense, net	—	—	—	33.0	33.0
Foreign exchange loss	—	—	—	7.1	7.1
Other expense, net	—	—	—	0.7	0.7
Net income (loss) before income taxes	59.3	6.3	22.9	(66.5)	22.0
Income tax expense	—	—	—	2.4	2.4
Net income (loss)	$59.3	$6.3	$22.9	$(68.9)	$19.6

				Un-Allocated
	East U.S.	West U.S.	Canada	Corporate	Consolidated
Nine Months Ended September 30, 2018
Project revenues	$116.9	$35.7	$58.3	$0.7	$211.6
Segment assets	607.2	182.2	194.9	74.3	1,058.6
Project Adjusted EBITDA	$89.8	$16.9	$31.5	$0.3	$138.5
Change in fair value of derivative instruments	0.8	—	(2.2)	(2.1)	(3.5)
Depreciation and amortization	34.8	19.2	23.9	0.1	78.0
Interest, net	2.7	—	—	—	2.7
Other project income	—	(6.7)	—	—	(6.7)
Project income	51.5	4.4	9.8	2.3	68.0
Administration	—	—	—	17.9	17.9
Interest expense, net	—	—	—	40.7	40.7
Foreign exchange gain	—	—	—	(9.1)	(9.1)
Other expense, net	—	—	—	0.3	0.3
Net income (loss) before income taxes	51.5	4.4	9.8	(47.5)	$18.2
Income tax expense	—	—	—	7.7	7.7
Net income (loss)	$51.5	$4.4	$9.8	$(55.2)	$10.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

The table below provides information, by country, about our consolidated operations for each of the three and nine months ended September 30, 2019 and 2018 and Property, Plant & Equipment as of September 30, 2019 and December 31, 2018, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project Revenue		Project Revenue		Property, Plant and
	Three Months Ended		Nine Months Ended		Equipment, net of
	September 30,		September 30,		accumulated depreciation
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
United States	$54.9	$50.3	$159.5	$153.3	$354.9	$396.5
Canada	16.2	15.1	55.9	58.3	150.8	153.0
Total	$71.1	$65.4	$215.4	$211.6	$505.7	$549.5

Concentration risk

Georgia Power Company, Independent Electricity System Operator (“IESO”), Southern California Edison and Equistar Chemicals, LP provided 16.2%,  11.2%,  10.5% and 10.4%, respectively, of total consolidated revenues for the three months ended September 30, 2019. Georgia Power Company, Southern California Edison and Equistar Chemicals, LP provided 17.2%,  12.7% and 12.4%, respectively, of total consolidated revenues for the three months ended September 30, 2018.

Niagara Mohawk, Georgia Power Company, IESO and Equistar Chemicals, LP provided 18.4%,  12.1%,  12.1% and 11.6%,  respectively, of total consolidated revenues for the nine months ended September 30, 2019. Niagara Mohawk, BC Hydro, Georgia Power Company and Equistar Chemicals, LP provided 13.8%,  12.6%,  12.0% and 11.8%, respectively, of total consolidated revenues for the nine months ended September 30, 2018.

Niagara Mohawk purchases electricity from the Curtis Palmer project in the East U.S. segment, IESO purchases electricity from the Calstock, Tunis and Nipigon projects in the Canada segment, Southern California Edison purchases electricity from the Oxnard project in the West U.S. segment, Equistar Chemicals, LP purchases electricity from the Morris project in the East U.S. segment, Georgia Power Company purchases electricity from the Piedmont project in the East U.S. segment, and BC Hydro purchases electricity from the Mamquam, Moresby Lake, and Williams Lake projects in the Canada segment.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

Contingencies

Fire at Cadillac project

On September 22, 2019, the Cadillac project experienced a malfunction in its steam turbine that began a cascade of events, sparking a fire. The fire was contained by the local fire department and did not result in any injuries or known environmental violations.

Physical Damage

The biomass plant suffered significant damage to the turbine, generator and other components in that area of the plant as a result of the fire. The boiler, cooling tower, fuel pile and fuel handling equipment were not affected. Cadillac is expected to be offline for an extended period. We are currently working to ascertain the full scope of damage to the plant and the cause of the fire. Our insurance covers the repair or replacement of the assets that experienced loss or damage. The property damage deductible under the policies insuring the Cadillac assets is $1.0 million. Based on current estimates to date, losses have exceeded the deductible under these insurance policies.

Business Interruption

Our insurance policies also provide coverage for interruption to Cadillac’s business, including lost profits. The policies also reimburse for other expenses and costs it has incurred relating to the damages and loss it has suffered. The policies provide for coverage during the reconstruction period. At this time, we are unable to determine the Cadillac plant’s expected return to service date. The business interruption deductible under the policies insuring the Cadillac assets is 45 days of lost production, which we estimate is an approximate $1.5 million impact to cash flows from operations.

Impact

The fire resulted in a triggering event to test the Cadillac’s asset group for long-lived asset impairment. Based on our expectation of insurance recoveries and a full repair of the plant, we did not record an impairment at Cadillac because its estimated undiscounted future cash flows exceed the carrying value of the asset group at September 30, 2019.

Because the plant experienced significant damage and it is probable that insurance proceeds will be received in order to repair the facility, we applied accounting for gains and losses on involuntary conversions.  Based on current loss estimates and expenses incurred through quarter-end, we recorded a $25 million write-down of Cadillac’s property, plant and equipment and a $0.2 million write-down of capital spares inventory. This is our best estimate at the time the loss was incurred, but may be subject to future adjustments based on actual experience of replacement cost. We also recorded a corresponding insurance receivable  ($24.2 million) as a component of other assets, less the $1.0 million property damage deductible, which was recorded as a charge to other project income, because we believe that it is probable we will receive insurance recoveries up to our estimated plant write-down. As the plant is repaired, any costs incurred will be capitalized to property, plant and equipment. Insurance proceeds in excess of the net book value of the PP&E write-down, if any, would be recorded as a gain in the period those proceeds are received. We will begin to record business interruption insurance as a gain contingency after the 45-day deductible period expires and we either receive proceeds from our insurer or confirmation of pending proceeds. The Cadillac biomass plant is reflected in our East U.S. segment.

General

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2019.

16. Leases

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

On January 1, 2019, we implemented FASB ASU No. 2016-02, Leases (Topic 842). To calculate lease liabilities on the implementation date, we utilized an incremental borrowing rate of 3.75%, which is our minimum all-in rate on the Term Loan Facility for the non-swapped portion of the remaining principal amount.

	Operating Leases
	Operating Lease Liability As of September 30, 2019	Months remaining on the Lease	Weighted average in months

Real Estate and Equipment leases	$6.5	151.0	48.4

The following table presents the components of lease expense.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease cost: (1)
Operating lease cost	$0.5	$1.3
Sublease income	(0.3)	(0.9)
Total lease cost	$0.2	$0.4

(1)	Short-term lease costs and finance lease costs are immaterial to the Company.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per‑share amounts)

(Unaudited)

The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	Lease	Income from	Net lease
	Payments	subleasing	payments
2019	$0.5	$(0.3)	$0.2
2020	1.7	(1.1)	0.6
2021	1.7	(1.1)	0.6
2022	1.7	(1.1)	0.6
2023	1.2	(0.7)	0.5
Thereafter	0.1	—	0.1
Total operating lease payments	$6.9	$(4.3)	$2.6
Less: present value discount	(0.4)
Total operating lease liabilities	$6.5

Other Information:
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	$0.5
(1) Cash flows from finance leases are immaterial to the Company

Lease assets obtained in exchange for new lease liabilities (non-cash):
Operating	$0.7
Finance	0.1

Weighted average remaining lease term (in years):
Operating leases	4.0
Finance leases	2.7
Weighted average discount rate - operating leases	3.87%
Weighted average discount rate - finance leases	3.75%

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

As of September 30, 2019, we have twelve PPAs accounted for as operating leases and one PPA accounted as a direct financing lease among our twenty-one projects in operation. No extension terms exist for our PPAs accounted for as leases and the remaining lease term varies from eight months to twenty-four years. At September 30, 2019, a net investment in lease of $1.5 million is recorded in current assets on the consolidated balance sheets for our direct financing lease. The following table provides lease income recorded as energy and capacity sales by segment from PPAs accounted for as operating leases:

	Rental Income from operating leases		Rental Income from operating leases
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

East U.S.	$27.1	$20.6	$83.1	$68.5

West U.S.	5.7	5.9	17.0	15.3

Mamquam	2.4	2.5	8.4	9.6
Moresby Lake	—	0.1	0.8	1.2
Williams Lake	2.4	3.2	10.2	15.9
Calstock	3.5	3.3	10.6	10.4
Tunis	1.2	—	3.3	—
Canada	9.5	9.0	33.3	37.1

	$42.3	$35.5	$133.4	$120.9

For certain of our PPAs accounted for as leases, the lessee has the option to purchase the plant. In May 2019, we entered into an agreement to sell Manchief to Public Service Company of Colorado (“PSCo”) following the expiration of the PPA in April 2022 for $45.2 million subject to working capital and other customary adjustments. BC Hydro has an option to purchase Mamquam that is exercisable in November 2021 and every five-year anniversary thereafter.

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

•	our ability to renew or enter into new PPAs on favorable terms or at all after the expiration of our current agreements;

•	our ability to meet the financial covenants under our senior secured term loans and other indebtedness;

•	our ability to ensure that our plants operate safely and effectively;

•	expectations regarding maintenance and capital expenditures;

•	the impact of legislative, regulatory, competitive and technological changes;

•	our belief that asset acquisitions represent a meaningful addition to the level and length of our existing contracted cash flows;

•	our belief that it is probable that insurance proceeds will cover the estimated plant write-down for the damage to the Cadillac project; and

•

our plan to undertake several major maintenance projects at Williams Lake that will result in a higher level of maintenance expense for the plant in 2020 and 2021, and our belief that these projects may be commenced in the fourth quarter of 2019 and are expected to be completed in 2021.

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

•	our indebtedness and financing arrangements and the terms, covenants and restrictions included in our senior secured term loans;

•	exchange rate fluctuations;

•	the impact of downgrades in our credit rating or the credit rating of our outstanding debt securities, and changes in our creditworthiness;

•	unstable capital and credit markets;

•	the dependence of our projects on their electricity and thermal energy customers;

•	exposure of certain of our projects to fluctuations in the price of electricity or natural gas;

•	the dependence of our projects on third-party suppliers;

•	projects not operating according to plan;

•	the effects of weather, which affects demand for electricity and fuel as well as operating conditions;

•	U.S., Canadian and/or global economic conditions and uncertainty;

•	risks beyond our control, including but not limited to geopolitical crisis, acts of terrorism or related acts of war, natural disasters or other catastrophic events;

•	the adequacy of our insurance coverage, the timeliness of our insurance payouts, and our estimates of insurance coverage;

•	the impact of significant energy, environmental and other regulations on our projects;

•	the impact of impairment of goodwill, long‑lived assets or equity method investments;

•	the impact of failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	increased competition, including for acquisitions;

•	our limited control over the operation of certain minority‑owned projects;

•	transfer restrictions on our equity interests in certain projects;

•	risks inherent in the use of derivative instruments;

•	labor disruptions;

•	the impact of hostile cyber intrusions;

•	the impact of our failure to comply with the U.S. Foreign Corrupt Practices Act and/or Canadian Corruption of Foreign Public Officials Act; and

•	our ability to retain, motivate and recruit executives and other key employees.

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

OVERVIEW

Atlantic Power is an independent power producer that owns power generation assets in eleven states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long‑term PPAs, which seek to minimize exposure to changes in commodity prices. As of September 30, 2019, our portfolio consisted of twenty-one operating projects with an aggregate electric generating capacity of approximately 1,723 megawatts (“MW”) on a gross ownership basis and approximately 1,327 MW on a net ownership basis. Sixteen of the projects are majority‑owned by the Company.

We sell the majority of the capacity and energy from our power generation projects under PPAs to a variety of utilities and other parties. Under the PPAs, we receive payments for electric energy sold to our customers (known as energy payments), in addition to payments for electric generation capacity (known as capacity payments). Our PPAs have expiration dates ranging from May 2020 (Oxnard) to November 2043 (Allendale). We also sell steam from a number of our projects to industrial purchasers under steam sales agreements. Sales of electricity are generally higher during the summer and winter months, when temperature extremes create demand for either summer cooling or winter heating.

We directly operate and maintain sixteen of our operating power generation projects. We also partner with recognized leaders in the independent power industry to operate and maintain our other projects. Under these operation, maintenance and management agreements, the operator is typically responsible for operations, maintenance and repair services.

RECENT DEVELOPMENTS

Williams Lake EPA

 We executed a new ten-year Energy Purchase Agreement (EPA) with BC Hydro for the Williams Lake biomass plant in British Columbia, Canada. The new EPA is effective October 1, 2019. The plant had been operating under a short-term EPA since April 2, 2018, which expired on September 30, 2019. Under the new EPA, Williams Lake will receive a fixed price per megawatt-hour for energy produced, up to the maximum level of generation permitted under the EPA. This price escalates annually with the British Columbia CPI. The EPA does not provide for a capacity payment and the energy payment structure does not include a fuel cost pass-through.

We plan to undertake several major maintenance projects at Williams Lake that will result in a higher level of maintenance expense for the plant in 2020 and 2021. These projects may be commenced as early as the fourth quarter of 2019 and are expected to be completed in 2021.

Fire at Cadillac project

On September 22, 2019, the Cadillac project experienced a malfunction in its steam turbine that began a cascade of events, sparking a fire that resulted in significant damage to the turbine, generator and other components in that area of the plant. The fire was contained by the local fire department and did not result in any injuries or known environmental violations. The boiler, cooling tower, fuel pile and fuel handling areas of the plant were not affected. The plant will be offline for an extended period and the cause of the fire, extent of the damage, and time required to repair the facility are unknown at this time. Based on our best estimates and expenses incurred through quarter-end, we recorded a $25 million write-down of Cadillac’s property, plant and equipment and a  $0.3 million write-down of capital spares inventory. These amounts are subject to future adjustments based on actual experience of replacement cost. We also recorded a corresponding insurance receivable ($24.3 million) as a component of other assets less the $1.0 million property damage deductible, which was recorded as  an insurance loss charged to other project income because we believe that it is probable we will receive insurance recoveries up to the replacement cost of the plant, less the deductible.

AltaGas acquisition

On May 14, 2019, we executed an agreement to acquire, for $18.7 million, the equity ownership interests held by AltaGas Power Holdings (U.S.) Inc. (“AltaGas”) in two contracted biomass plants in North Carolina and Michigan. The transaction closed on August 13, 2019. Craven County Wood Energy (“Craven”) is a 48 MW biomass plant in North Carolina that has been in service since October 1990. We acquired a 50% interest in the plant from AltaGas. The remaining 50% interest is held by CMS Energy. Craven County has a PPA with Duke Energy Carolinas that will expire on December 31, 2027. The plant burns wood waste, including wood chips, poultry litter, forestry residues, mill waste, bark and sawdust. Grayling Generating Station (“Grayling”) is a 37 MW biomass plant in Michigan that has been in service since June 1992. We acquired a 30% interest in the plant from AltaGas. The remaining interests are held by Fortistar (20%) and CMS Energy (50%). Grayling has a PPA with Consumers Energy, the utility subsidiary of CMS Energy, which will expire on December 31, 2027. The plant burns wood waste from local mills, forestry residues, mill waste and bark. Both plants are operated by an affiliate of CMS Energy. We account for our ownership in Craven and Grayling under the equity method of accounting.

South Carolina biomass plants acquisition

On July 31, 2019, we completed our acquisition of two biomass plants in South Carolina from EDF Renewables Inc. for $12.6 million. In September 2018, we made a $2.6 million down payment for the acquisition of the plants and paid the remaining due at closing, less working capital adjustments and transaction costs, from discretionary cash and cash equivalents..  The Allendale plant is located in Allendale, South Carolina and has been in service since November 2013. The Dorchester plant is located in Harleyville, South Carolina and has been in service since October 2013.  Each of the plants has a capacity of 20 MW, and all of the output of the two plants is sold to Santee Cooper, a state-owned utility, under power purchase agreements that run to 2043.

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of October 30, 2019, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment‑grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment‑grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment‑grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a rating agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)
East U.S. Segment
Orlando(1)	Florida	Natural Gas	129	50.00%	65	Progress Energy Florida	December 2023	A-
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September 2032	A-
Morris (2)	Illinois	Natural Gas	177	100.00%	100	Merchant	N/A	NR
					77	Equistar Chemicals, LP (3)	December 2034	BBB+ (4)
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June 2028	BBB+
Grayling	Michigan	Biomass	37	30.00%	11	Consumers Energy	December 2027	BBB+
Chambers(1)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric (5)	March 2024	A-
					16	Chemours Co.	March 2024	BB
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2021 (6)	AA
Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027 (7)	A-
Craven	North Carolina	Biomass	48	50.00%	24	Duke Energy Carolinas, LLC	December 2027	A-
Allendale	South Carolina	Biomass	20	100.00%	20	South Carolina Public Service Authority	November 2043	A
Dorchester	South Carolina	Biomass	20	100.00%	20	South Carolina Public Service Authority	October 2043	A
West U.S. Segment
Oxnard	California	Natural Gas	49	100.00%	49	Southern California Edison	May 2020 (8)	BBB
Manchief (9)	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A-
Frederickson(1)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA-
					45	Grays Harbor PUD	August 2022	A+
					30	Franklin Co. PUD	August 2022	A+
Koma Kulshan	Washington	Hydro	13	100.00%	13	Puget Sound Energy	March 2037	BBB
Canada Segment
Mamquam(10)	British Columbia	Hydro	50	100.00%	50	British Columbia Hydro and Power Authority	September 2027	AAA
Moresby Lake	British Columbia	Hydro	6	100.00%	6	British Columbia Hydro and Power Authority	August 2022	AAA
Williams Lake(11)	British Columbia	Biomass	66	100.00%	66	British Columbia Hydro and Power Authority	September 2029	AAA
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	June 2020	AA
Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022	AA
Tunis	Ontario	Natural Gas	37	100.00%	37	Independent Electricity System Operator	October 2033	AA

(1)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(2)	Equistar has an option to purchase Morris that is exercisable in December 2020 and in December 2027.

(3)	Equistar has the right under the PPA to take up to 77 MW, but on average has taken approximately 50 MW.

(4)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

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

(7)

The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through September 30, 2019, the facility has generated 7,947 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

(8)	Oxnard’s steam sales agreement expires in February 2020.

(9)	In May 2019, we entered into an agreement to sell Manchief to PSCo following the expiration of the PPA in April 2022 for $45.2 million subject to working capital and other customary adjustments.

(10)	BC Hydro has an option to purchase Mamquam that is exercisable in November 2021 and every five-year anniversary thereafter.

(11)	The Williams Lake PPA with BC Hydro is replaced with the long-term contract expiring on September 30, 2029.

The following table outlines our power generating assets not currently in operation or under contract:

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)
West U.S. Segment
Naval Station	California	Natural Gas	47	100.00%	47	N/A	(1)	N/A
Naval Training Center	California	Natural Gas	25	100.00%	25	N/A	(1)	N/A
North Island	California	Natural Gas	40	100.00%	40	N/A	(1)	N/A
Canada Segment
Kapuskasing	Ontario	Natural Gas	40	100.00%	40	N/A	N/A	N/A
North Bay	Ontario	Natural Gas	40	100.00%	40	N/A	N/A	N/A

(1)

We are in the process of decommissioning all three sites, which is a requirement of our land use agreements with the Navy. Our current estimate is a total cost of $6.6 million, of which $852 thousand was spent in the third quarter and $1.5 million has been spent to date. We have realized a total of $1.8 million of salvage proceeds to date, most of which was received in January 2019. The net cash outlay is thus expected to be approximately $5 million. These estimates are subject to adjustment pending receipt of final bids for the demolition work.

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, which are analyzed in greater detail below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Project revenue	$71.1	$65.4	$215.4	$211.6
Project income	27.9	26.2	80.1	68.0
Net income (loss) attributable to Atlantic Power Corporation	12.6	(3.2)	22.7	12.1
Net cash provided by operating activities	36.6	28.1	104.5	97.8
Net cash used in investing activities	(29.2)	(1.3)	(28.0)	(16.9)
Net cash used in financing activities	(20.4)	(32.5)	(87.1)	(107.9)
Earnings (loss) per share attributable to Atlantic Power Corporation—basic	0.11	(0.03)	0.20	0.11
Earnings (loss) per share attributable to Atlantic Power Corporation—diluted	0.10	(0.03)	0.19	0.11
Project Adjusted EBITDA(1)	48.9	45.4	153.2	138.5

(1)	See reconciliation and definition in Supplementary Non‑GAAP Financial Information.

Project revenue increased by $5.7 million to $71.1 million in the three months ended September 30, 2019 from $65.4 million in the three months ended September 30, 2018. The primary drivers of the increase are as follows:

•	Allendale and Dorchester – the Allendale and Dorchester projects were purchased on July 31, 2019 and contributed $4.5 million of revenue in the three months ended September 30, 2019;
•	Curtis Palmer – higher water flows resulted in a $1.5 million increase in revenue from the comparable 2018 period;

•	Tunis – the project commenced its restart in October 2018 and recorded $1.2 million of revenue in the three months ended September 30, 2019; and

•	Koma Kulshan – the project was consolidated in July 2018 and recorded $1.1 million of revenue in the three months ended September 30, 2019.

These increases in project revenue were partially offset by a decrease in project revenue resulting from:

•	Morris – the project underwent a maintenance outage and recorded a $1.1 million decrease in revenue in the three months ended September 30, 2019.

Consolidated project income increased by $1.7 million to $27.9 million in the three months ended September 30, 2019 from $26.2 million in the three months ended September 30, 2018. The primary drivers of the increase are as follows:

•	Project revenue – project revenue increased $5.7 million as discussed above; and
•

Depreciation and amortization expense – depreciation and amortization expense decreased by $4.8 million from the comparable 2018 period primarily due to a decrease of $5.3 million at our Nipigon project resulting from the PPA intangible asset being fully amortized in 2018.

These increases in project income were partially offset by a decrease in project income resulting from:

•

Step-up gain – we recorded a $6.7 million gain in the comparable 2018 period related to the remeasurement of our previous 50% equity ownership of Koma to fair value resulting from the acquisition of the remaining 50% in July of 2018; and

•	Insurance loss – we recorded a $1.0 million loss at our Cadillac project related to the deductible of the insurable loss due to the September 2019 fire at the facility.

Project revenue increased by $3.8 million to $215.4 million in the nine months ended September 30, 2019 from $211.6 million in the nine months ended September 30, 2018. The primary drivers of the increase are as follows:

•	Curtis Palmer – higher water flows resulted in a $10.1 million increase in revenue from the comparable 2018 period;

•	Allendale and Dorchester – the Allendale and Dorchester projects were purchased on July 31, 2019 and contributed $4.5 million of revenue in the nine months ended September 30, 2019;

•	Tunis – the project commenced its restart in October 2018 and recorded $3.3 million of revenue in the nine months ended September 30, 2019; and

•	Koma Kulshan – the project was consolidated in July 2018 and recorded $1.9 million of revenue in the nine months ended September 30, 2019 as compared to $0.3 million in the comparative 2018 period.

These increases in project revenue were partially offset by decreases in project revenue resulting from:

•	San Diego projects – the Naval Station, Naval Training Center and North Island projects ceased operations in February 2018. This resulted in a $7.4 million decrease in project revenue in 2019;

•

Williams Lake – the extension of the energy purchase agreement became effective in April 2018, which provides lower pass-through of costs than the previous contract. The project also had lower dispatch than the comparable 2018 period. These factors resulted in a $5.7 million decrease in project revenue;

•	Kenilworth – decrease of revenue by $2.1 million from the comparable 2018 period, primarily due to a steam revenue adjustment; and

Consolidated project income increased by $12.1 million to $80.1 million in the nine months ended September 30, 2019 from $68.0 million in the nine months ended September 30, 2018. The primary drivers of the increase are as follows:

•	Project revenue – project revenue increased $3.8 million as discussed above;

•

Operation and maintenance expenses – operation and maintenance expenses decreased by $11.9 million from the comparable 2018 period primarily due to a decrease of $7.4 million of maintenance expense at our Manchief project where a turbine overhaul was performed in the comparable 2018 period, a decrease of $3.5 million of maintenance expense at our Tunis project where costs were incurred in the comparable 2018 period in preparation for the commencement of its commercial operation, and a $4.6 million decrease at the San Diego projects, which ceased operations in February 2018;  and

•

Depreciation and amortization expense – depreciation and amortization expense decreased by $17.2 million from the comparable 2018 period primarily due to a decrease of $16.1 million at our Nipigon project resulting from the PPA intangible asset being fully amortized in 2018 and a $2.6 million decrease at the San Diego projects, which ceased operations in February 2018.

These increases in project income were partially offset by decreases in project income resulting from:

•	Derivative instruments – the fair value of our derivative instruments decreased $11.9 million from the comparable 2018 period; and

•

Step-up gain – we recorded a $6.7 million gain in the comparable 2018 period related to the remeasurement of our previous 50% equity ownership of Koma to fair value resulting from the acquisition of the remaining 50% in July of 2018.

A detailed discussion of project income by segment is provided in Consolidated Overview and Results of Operations below. The discussion of Project Adjusted EBITDA by segment begins on page 57.

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table provides our consolidated results of operations:

	Three months ended September 30,
	2019	2018	$ change	% change
Project revenue:
Energy sales	$29.2	$25.0	$4.2	16.8%
Energy capacity revenue	38.0	29.5	8.5	28.8%
Other	3.9	10.9	(7.0)	(64.2)%
	71.1	65.4	5.7	8.7%
Project expenses:
Fuel	19.4	16.7	2.7	16.2%
Operations and maintenance	19.5	18.0	1.5	8.3%
Depreciation and amortization	16.2	21.0	(4.8)	(22.9)%
	55.1	55.7	(0.6)	(1.1)%
Project other income (expense):
Change in fair value of derivative instruments	1.1	—	1.1	NM (1)
Equity in earnings of unconsolidated affiliates	12.1	10.2	1.9	18.6%
Interest expense, net	(0.3)	(0.4)	0.1	(25.0)%
Insurance loss	(1.0)	—	(1.0)	NM
Other income, net	—	6.7	(6.7)	(100.0)%
	11.9	16.5	(4.6)	(27.9)%
Project income	27.9	26.2	1.7	6.5%
Administrative and other expenses:
Administration	5.5	5.7	(0.2)	(3.5)%
Interest expense, net	10.9	14.6	(3.7)	(25.3)%
Foreign exchange (gain) loss	(2.8)	4.5	(7.3)	NM
Other (income) expense, net	(0.2)	2.5	(2.7)	NM
	13.4	27.3	(13.9)	(50.9)%
Income (loss) from operations before income taxes	14.5	(1.1)	15.6	NM
Income tax expense	0.2	3.6	(3.4)	(94.4)%
Net income (loss)	14.3	(4.7)	19.0	NM
Net income (loss) attributable to preferred shares of a subsidiary company	1.7	(1.5)	3.2	NM
Net income (loss) attributable to Atlantic Power Corporation	$12.6	$(3.2)	$15.8	NM

(1)	NM is defined as “not meaningful” and includes changes greater than 100%.

	Three months ended September 30, 2019
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$21.2	$3.0	$5.0	$—	$29.2
Energy capacity revenue	17.2	10.2	10.6	—	38.0
Other	3.0	0.1	0.6	0.2	3.9
	41.4	13.3	16.2	0.2	71.1
Project expenses:
Fuel	12.8	2.2	4.4	—	19.4
Operations and maintenance	9.4	3.9	5.7	0.5	19.5
Depreciation and amortization	9.2	4.2	2.8	—	16.2
	31.4	10.3	12.9	0.5	55.1
Project other income (expense):
Change in fair value of derivative instruments	(1.1)	—	3.8	(1.6)	1.1
Equity in earnings of unconsolidated affiliates	9.2	2.9	—	—	12.1
Interest expense, net	(0.3)	—	—	—	(0.3)
Insurance loss	(1.0)	—	—	—	(1.0)
Other income, net	—	—	—	—	—
	6.8	2.9	3.8	(1.6)	11.9
Project income (loss)	$16.8	$5.9	$7.1	$(1.9)	$27.9

	Three months ended September 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$16.0	$3.3	$5.7	$—	$25.0
Energy capacity revenue	16.6	10.2	2.7	—	29.5
Other	3.7	0.3	6.7	0.2	10.9
	36.3	13.8	15.1	0.2	65.4
Project expenses:
Fuel	12.2	2.1	2.4	—	16.7
Operations and maintenance	9.7	3.7	4.4	0.2	18.0
Depreciation and amortization	9.1	4.0	7.9	—	21.0
	31.0	9.8	14.7	0.2	55.7
Project other income (expense):
Change in fair value of derivative instruments	(0.5)	—	0.8	(0.3)	—
Equity in earnings of unconsolidated affiliates	8.3	1.9	—	—	10.2
Interest expense, net	(0.4)	—	—	—	(0.4)
Other income, net	—	6.7	—	—	6.7
	7.4	8.6	0.8	(0.3)	16.5
Project income (loss)	$12.7	$12.6	$1.2	$(0.3)	$26.2

East U.S.

Project income for the three months ended September 30, 2019 increased $4.1 million from the comparable 2018 period primarily due to:

•	increased project income of $1.5 million at Curtis Palmer primarily due to higher water flows than the comparable 2018 period;

•	increased project income of $0.9 million at Kenilworth primarily due to lower maintenance costs than the comparable 2018 period. Kenilworth underwent a maintenance outage in the 2018 period; and

•	increased project income of $1.5 million combined from Craven, Grayling, Allendale and Dorchester, which were acquired in the three months ended September 30, 2019.

West U.S.

Project income for the three months ended September 30, 2019 decreased $6.7 million from the comparable 2018 period primarily due to:

•

decreased project income of $7.0 million at Koma primarily due to a $6.7 million step-up gain recognized from a step acquisition of the 50% remaining interest in Koma in the comparable 2018 period; and

•	decreased project income of $1.6 million at Oxnard primarily due to a forced outage for turbine repairs during the three months ended September 30, 2019.

These decreases were partially offset by:

•	increased project income of $1.0 million at Frederickson primarily due to higher dispatch than the comparable 2018 period.

Canada

Project income for the three months ended September 30, 2019 increased $5.9 million from the comparable 2018 period primarily due to:

•

increased project income of $7.0 million at Nipigon primarily due to a $5.3 million decrease in amortization expense from accelerated amortization of the intangible PPA asset in the comparable 2018 period.

These increases were partially offset by:

•	decreased project income of $1.7 million at Williams Lake primarily due to lower dispatch than the comparable 2018 period.

Un‑allocated Corporate

Project loss for the three months ended September 30, 2019 decreased $1.6 million from the comparable 2018 period due to the decrease in the fair value of interest rate swap agreements related to the senior secured credit facility.

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

Administration

Administration expense did not change materially from the comparable 2018 period.

Interest expense, net

Interest expense decreased by $3.7 million to $10.9 million in the three months ended September 30, 2019 from $14.6 million in the comparable 2018 period primarily due to lower outstanding debt.

Foreign exchange loss (gain)

Foreign exchange loss decreased by $7.3 million to a $2.8 million gain in the three months ended September 30, 2019 from a $4.5 million loss in the comparable 2018 period, due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and convertible debentures). The Canadian dollar depreciated 1.2% against the U.S. dollar from June 30, 2019 to September 30, 2019, as compared to a 1.7% appreciation in the comparable 2018 period.

Other income, net

Other expense decreased by $2.7 million from the comparable 2018 period to other income of $0.2 million primarily due to a $2.8 million increase in the fair value of the convertible debenture conversion option.

Income tax expense

Income tax expense for the three months ended September 30, 2019 was $0.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $3.9 million. The primary items impacting the tax rate for the three months ended September 30, 2019 was a net decrease to the Company's valuation allowances of $4.4 million, consisting of $1.0 million of decreases in Canada and $3.4 million of decreases in the United States due to the utilization of net operating losses. These items were partially offset by $0.5 million relating to withholding and state taxes and $0.2 million of other permanent differences.

Income tax expense for the three months ended September 30, 2018 was $3.6 million. Expected income tax benefit for the same period, based on the Canadian enacted statutory rate of 27%, was $0.3 million. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 which have been reflected in our 2017 year-end financials, limitation on the deduction of net business interest expense, and base erosion and anti-abuse tax. Based on estimates as of the date of this filing, we will not be subject to the base erosion and anti-abuse tax. Our interest expense deduction may be limited, but will not have a material impact on cash taxes. The primary items impacting the tax rate for the three months ended September 30, 2018 were $0.2 million relating to foreign exchange and a net increase to the Company's valuation allowances of $3.7 million, consisting of $3.7 of million increases in Canada due to losses and no changes in the United States for the period.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2019	2018	$ change	% change
Project revenue:
Energy sales	$102.7	$94.8	$7.9	8.3%
Energy capacity revenue	99.8	72.9	26.9	36.9%
Other	12.9	43.9	(31.0)	(70.6)%
	215.4	211.6	3.8	1.8%
Project expenses:
Fuel	55.2	54.0	1.2	2.2%
Operations and maintenance	54.6	66.5	(11.9)	(17.9)%
Depreciation and amortization	48.5	65.7	(17.2)	(26.2)%
	158.3	186.2	(27.9)	(15.0)%
Project other expense:
Change in fair value of derivative instruments	(8.3)	3.6	(11.9)	NM
Equity in earnings of unconsolidated affiliates	34.4	33.7	0.7	2.1%
Interest expense, net	(0.9)	(1.4)	0.5	(35.7)%
Insurance loss	(1.0)	—	(1.0)	NM
Other (expense) income, net	(1.2)	6.7	(7.9)	NM
	23.0	42.6	(19.6)	(46.0)%
Project income	80.1	68.0	12.1	17.8%
Administrative and other expenses (income):
Administration	17.3	17.9	(0.6)	(3.4)%
Interest expense, net	33.0	40.7	(7.7)	(18.9)%
Foreign exchange loss (gain)	7.1	(9.1)	16.2	NM
Other expense, net	0.7	0.3	0.4	NM
	58.1	49.8	8.3	16.7%
Income from operations before income taxes	22.0	18.2	3.8	20.9%
Income tax expense	2.4	7.7	(5.3)	(68.8)%
Net income	19.6	10.5	9.1	86.7%
Net loss attributable to preferred shares of a subsidiary company	(3.1)	(1.6)	(1.5)	93.8%
Net income attributable to Atlantic Power Corporation	$22.7	$12.1	$10.6	87.6%

	Nine months ended September 30, 2019
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$74.4	$8.9	$19.4	$—	$102.7
Energy capacity revenue	43.8	21.7	34.3	—	99.8
Other	10.4	(0.4)	2.2	0.7	12.9
	128.6	30.2	55.9	0.7	215.4
Project expenses:
Fuel	37.5	5.7	12.0	—	55.2
Operations and maintenance	26.9	11.0	15.9	0.8	54.6
Depreciation and amortization	27.4	12.6	8.4	0.1	48.5
	91.8	29.3	36.3	0.9	158.3
Project other income (expense):
Change in fair value of derivative instruments	(3.4)	—	3.3	(8.2)	(8.3)
Equity in earnings of unconsolidated affiliates	27.9	6.5	—	—	34.4
Interest (expense) income, net	(1.0)	0.1	—	—	(0.9)
Insurance loss	(1.0)	—	—	—	(1.0)
Other income (expense), net	—	(1.2)	—	—	(1.2)
	22.5	5.4	3.3	(8.2)	23.0
Project income (loss)	$59.3	$6.3	$22.9	$(8.4)	$80.1

	Nine months ended September 30, 2018
				Un-Allocated	Consolidated
	East U.S.	West U.S.	Canada	Corporate	Total
Project revenue:
Energy sales	$62.9	$10.1	$21.8	$—	$94.8
Energy capacity revenue	41.5	22.9	8.5	—	72.9
Other	12.5	2.7	28.0	0.7	43.9
	116.9	35.7	58.3	0.7	211.6
Project expenses:
Fuel	36.4	8.9	8.7	—	54.0
Operations and maintenance	27.6	20.4	18.1	0.4	66.5
Depreciation and amortization	27.3	14.3	24.0	0.1	65.7
	91.3	43.6	50.8	0.5	186.2
Project other income (expense):
Change in fair value of derivative instruments	(0.8)	—	2.3	2.1	3.6
Equity in earnings of unconsolidated affiliates	28.1	5.6	—	—	33.7
Interest expense, net	(1.4)	—	—	—	(1.4)
Other income, net	—	6.7	—	—	6.7
	25.9	12.3	2.3	2.1	42.6
Project income	$51.5	$4.4	$9.8	$2.3	$68.0

East U.S.

Project income for the nine months ended September 30, 2019 increased $7.8 million from the comparable 2018 period primarily due to:

•	increased project income of $10.1 million at Curtis Palmer primarily due to higher water flows than the comparable 2018 period; and

•	increased project income of $1.5 million combined from Craven, Grayling, Allendale and Dorchester, which were acquired in the three months ended September 30, 2019.

These increases were partially offset by:

•	decreased project income of $2.7 million at Chambers primarily due to lower energy and steam sales and lower prices on excess energy than the comparable 2018 period; and

•	decreased project income of $1.0 million at Orlando primarily due to a $2.8 million increase in the fair value of natural gas swaps, partially offset by a capacity rate escalation under the PPA.

West U.S.

Project income for the nine months ended September 30, 2019 increased $1.9 million from the comparable 2018 period primarily due to:

•	increased project income of $7.5 million at Manchief primarily due to a $7.4 million decrease in maintenance expense from a turbine overhaul in the comparable 2018 period;

•	increased project income of $2.7 million at our San Diego projects, which ceased operations in February 2018 and recorded higher asset retirement obligations in the comparable 2018 period; and

•	increased project income of $1.4 million at Frederickson primarily due to higher dispatch than the comparable 2018 period.

These increases were partially offset by:

•

decreased project income of $7.3 million at Koma primarily due to a $6.7 million step-up gain recognized from a step acquisition of the 50% remaining interest in Koma; in the comparable 2018 period; and

•	decreased project income of $2.7 million at Oxnard due to a $2.0 million increase in maintenance expense related to a forced outage for turbine repairs.

Canada

Project income for the nine months ended September 30, 2019 increased $13.1 million from the comparable 2018 period primarily due to:

•

increased project income of $16.1 million at Nipigon primarily due to a $16.0 million decrease in amortization expense from accelerated amortization of the intangible PPA asset in the comparable 2018 period; and

•

increased project income of $5.9 million at Tunis, primarily due to a $3.5 million decrease in maintenance expense incurred in preparation for commencing operations in October 2018 and a $3.3 million increase in project revenue.

These increases were partially offset by:

•

decreased project income of $6.5 million at Williams Lake primarily due to the extension of the energy purchase agreement that became effective in April 2018, which provides lower pass-through of costs than the previous contract. The project also had lower dispatch than the comparable 2018 period. These factors resulted in a $5.7 million decrease in project revenue; and

•	decreased project income of $1.3 million at Mamquam primarily due to lower water flows than the comparable 2018 period.

Un‑allocated Corporate

Project income for the nine months ended September 30, 2019 decreased $10.7 million to a project loss from the comparable 2018 period primarily due to a $10.4 million decrease in the fair value of interest rate swap agreements related to the senior secured credit facility.

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

Administration

Administration expense for the nine months ended September 30, 2019 did not change materially from the nine months ended September 30, 2018.

Interest expense, net

Interest expense decreased by $7.7 million to $33.0 million in the nine months ended September 30, 2019 from $40.7 million in the comparable period in 2018, primarily due to lower outstanding debt balances, as well as a lower interest rate on our senior secured credit facility.

Foreign exchange loss (gain)

Foreign exchange loss increased by $16.2 million to a $7.1 million loss in the nine months ended September 30, 2019 from a $9.1 million gain in the comparable 2018 period, due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and convertible debentures). The Canadian dollar appreciated 2.9% against the U.S. dollar from December 31, 2018 to September 30, 2019, as compared to a 3.2% depreciation in the comparable 2018 period.

Other expense, net

Other expense for the nine months ended September 30, 2019 did not change materially from the nine months ended September 30, 2018.

Income tax expense

Income tax expense for the nine months ended September 30, 2019 was $2.4 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $5.9 million. The primary items impacting the tax rate for the nine months ended September 30, 2019 was a net decrease to the Company's valuation allowances of $4.5 million, consisting of $4.4 million of increases in Canada and $8.9 million of decreases in the United States due to the utilization of net operating losses. In addition, the rate was further impacted by $1.0 million relating to foreign exchange. These items were partially offset by $1.3 million relating to withholding and state taxes and $0.7 million of other permanent differences.

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

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours (“MWh”). Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and nine months ended September 30, 2019. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in net Gigawatt hours (“net GWh”).

Generation

	Generation
	Three months ended September 30,
			% change
(in Net GWh)	2019	2018	2019 vs. 2018
Segment
East U.S.	696.5	573.9	21.4%
West U.S.	422.1	435.8	(3.1)%
Canada	149.7	224.9	(33.4)%
Total	1,268.3	1,234.6	2.7%

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Aggregate power generation for the three months ended September 30, 2019 increased 2.7% from the comparable 2018 period primarily due to:

•

increased generation in the East U.S. segment primarily due to increases of 28.9 net GWh, 9.0 net GWh, 28.1 net GWh and 27.6 net GWh in generation at Craven, Grayling, Dorchester and Allendale, respectively, as these projects were acquired in the current reporting period, an 18.3 net GWh increase in generation at Morris due to higher merchant pricing and an 11.9 net GWh increase in generation at Curtis Palmer due to higher water flows than the comparable 2018 period.

These increases were partially offset by:

•	decreased generation in the Canada segment primarily due to an 82.6 net GWh decrease in generation at Williams Lake due to lower wood fuel inventory; and

•

decreased generation in the West U.S. segment primarily due to a 32.0 net GWh decrease in generation at Manchief due to higher dispatch in the comparable 2018 period, partially offset by an 18.7 net GWh increase in generation at Frederickson due to higher dispatch than the comparable 2018 period.

	Generation
	Nine months ended September 30,
			% change
(in Net GWh)	2019	2018	2019 vs. 2018
Segment
East U.S.	1,971.4	1,834.0	7.5%
West U.S.	895.9	777.9	15.2%
Canada	632.1	723.1	(12.6)%
Total	3,499.4	3,335.0	4.9%

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Aggregate power generation for the nine months ended September 30, 2019 increased 4.9% from the comparable 2018 period primarily due to:

•

increased generation in the West U.S. segment primarily due to a 204.2 net GWh increase in generation at Frederickson due to higher dispatch than the comparable 2018 period, partially offset by a combined 95.5 net GWh decrease in generation at Naval Station, Naval Training Center and North Island, which ceased operations in February 2018; and

•

increased generation in the East U.S. segment primarily due to a 74.3 GWh increase in generation at Curtis Palmer due to higher water flows than the comparable 2018 period and increases of 28.1 net GWh, 27.6 net GWh and 28.9 GWh at Dorchester, Allendale and Craven, respectively, as these projects were acquired in the current reporting period, partially offset by a 31.3 GWh decrease in generation at Chambers due to lower dispatch than the comparable 2018 period.

These increases were partially offset by:

•

decreased generation in the Canada segment primarily due to a 73.1 net GWh decrease in generation at Williams Lake due to lower wood fuel inventory and a 27.2 net GWh decrease in generation at Mamquam due to lower water flows.

Availability

	Availability
	Three months ended September 30,
			% change
	2019	2018	2019 vs. 2018
Segment
East U.S.	98.8%	94.0%	4.8%
West U.S. (1)	97.8%	97.8%	—%
Canada	79.9%	90.2%	(10.3)%
Weighted average	95.1%	94.3%	0.8%

(1)	The San Diego projects, which ceased operations in February 2018, have been excluded from availability in both 2019 and 2018.

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Aggregate power availability for the three months ended September 30, 2019 increased 0.8% from the comparable 2018 period primarily due to:

•	increased availability in the East U.S. segment primarily due to maintenance outages at Cadillac, Morris and Piedmont in the comparable 2018 period.

This increase was partially offset by:

•	decreased availability in the Canada segment primarily due to a forced outage at Moresby Lake and a maintenance outage at Mamquam in the 2019 period.

	Availability
	Nine months ended September 30,
			% change
	2019	2018	2019 vs. 2018
Segment
East U.S.	98.0%	95.8%	2.2%
West U.S. (1)	94.6%	94.6%	—%
Canada	90.1%	95.4%	(5.3)%
Weighted average	95.8%	95.4%	0.4%

(1)	The San Diego projects, which ceased operations in February 2018, have been excluded from availability in both 2019 and 2018.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Aggregate power availability for the nine months ended September 30, 2019 increased 0.4% from the comparable 2018 period primarily due to:

•	increased availability in the East U.S. segment primarily due to maintenance outages at Kenilworth, Cadillac and Piedmont in the comparable 2018 period.

This increase was partially offset by:

•	decreased availability in the Canada segment primarily due to a forced outage at Moresby Lake and a maintenance outage at Mamquam in the 2019 period.

Supplementary Non‑GAAP Financial Information

The key measurement we use to evaluate the results of our business is Project Adjusted EBITDA. Project Adjusted EBITDA is defined as project income (loss) plus interest, taxes, depreciation and amortization,  impairment charges, insurance loss (gain), other (income) expenses and changes in fair value of derivative instruments. Project Adjusted EBITDA is not a measure recognized under GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. We believe that Project Adjusted EBITDA is a useful measure of financial results at our projects because it excludes non-cash impairment charges, gains or losses on the sale of assets and non-cash mark-to-market adjustments, all of which can affect year-to-year comparisons.  Project Adjusted EBITDA is before corporate overhead expense. The most directly comparable GAAP measure to Project Adjusted EBITDA is Project income. A reconciliation of Net income (loss) to Project income and to Project Adjusted EBITDA is provided under “Project Adjusted EBITDA” below. Project Adjusted EBITDA for our equity investments in unconsolidated affiliates is presented on a proportionately consolidated basis in the table below.

Project Adjusted EBITDA

	Three months ended			Nine months ended
	September 30,		$ change	September 30,		$ change
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net income (loss)	$14.3	$(4.7)	$19.0	$19.6	$10.5	$9.1
Income tax expense	0.2	3.6	(3.4)	2.4	7.7	(5.3)
Income (loss) from operations before income taxes	14.5	(1.1)	15.6	22.0	18.2	3.8
Administration	5.5	5.7	(0.2)	17.3	17.9	(0.6)
Interest expense, net	10.9	14.6	(3.7)	33.0	40.7	(7.7)
Foreign exchange (gain) loss	(2.8)	4.5	(7.3)	7.1	(9.1)	16.2
Other (income) expense, net	(0.2)	2.5	(2.7)	0.7	0.3	0.4
Project income	$27.9	$26.2	$1.7	$80.1	$68.0	$12.1
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	20.2	25.0	(4.8)	60.6	78.0	(17.4)
Interest expense (income), net	0.8	(0.6)	1.4	2.0	2.7	(0.7)
Change in the fair value of derivative instruments	(1.0)	—	(1.0)	8.3	(3.5)	11.8
Insurance loss	1.0	—	1.0	1.0	—	1.0
Other (income) expense, net	—	(5.2)	5.2	1.2	(6.7)	7.9
Project Adjusted EBITDA	$48.9	$45.4	$3.5	$153.2	$138.5	$14.7
Project Adjusted EBITDA by segment
East U.S.	31.4	25.5	5.9	100.8	89.8	11.0
West U.S.	11.6	11.5	0.1	24.5	16.9	7.6
Canada	6.1	8.3	(2.2)	28.0	31.5	(3.5)
Un-Allocated Corporate	(0.2)	0.1	(0.3)	(0.1)	0.3	(0.4)
Total	$48.9	$45.4	$3.5	$153.2	$138.5	$14.7

East U.S.

The following table summarizes Project Adjusted EBITDA for our East U.S. segment for the periods indicated:

	Three months ended September 30,
			% change
	2019	2018	2019 vs. 2018
East U.S.
Project Adjusted EBITDA	$31.4	$25.5	23%

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Project Adjusted EBITDA for the three months ended September 30, 2019 increased $5.9 million from the comparable 2018 period primarily due to increased Project Adjusted EBITDA of:

•	$1.5 million at Curtis Palmer due to higher water flows than the comparable 2018 period;

•	$1.1 million at Cadillac due to lower maintenance expense than the comparable 2018 period;

•	$0.9 million at Kenilworth due to lower maintenance expense than the comparable 2018 period; and

•	Combined $1.1 million at Allendale and Dorchester and combined $0.6 million at Craven and Grayling, which were all acquired in the three months ended September 30, 2019.

	Nine months ended September 30,
			% change
	2019	2018	2019 vs. 2018
East U.S.
Project Adjusted EBITDA	$100.8	$89.8	12%

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Project Adjusted EBITDA for the nine months ended September 30, 2019 increased $11.0 million from the comparable 2018 period primarily due to increased Project Adjusted EBITDA of:

•	$10.1 million at Curtis Palmer due to higher water flows than the comparable 2018 period;

•	$1.8 million at Orlando due to capacity rate escalation under the PPA and lower maintenance expense than the comparable 2018 period; and

•	combined $1.1 million at Allendale and Dorchester and combined $0.6 million at Craven and Grayling, which were all acquired in the three months ended September 30, 2019.

These increases were partially offset by:

•	$2.8 million decrease at Chambers due to lower energy and steam demand, as well as lower prices on excess energy than the comparable 2018 period.

West U.S.

The following table summarizes Project Adjusted EBITDA for our West U.S. segment for the periods indicated:

	Three months ended September 30,
			% change
	2019	2018	2019 vs 2018
West U.S.
Project Adjusted EBITDA	$11.6	$11.5	1%

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Project Adjusted EBITDA for the three months ended September 30, 2019 did not change materially from the comparable 2018 period primarily due to decreased Project Adjusted EBITDA of:

•	$1.6 million at Oxnard due to a forced outage for turbine repairs during the three months ended September 30, 2019.

This decrease was partially offset by:

•	$1.0 million increase at Frederickson due to higher dispatch than the comparable 2018 period; and

•	$1.1 million increase at the San Diego projects (which ceased operations in February 2018) due to losses incurred during the comparable 2018 period.

	Nine months ended September 30,
			% change
	2019	2018	2019 vs 2018
West U.S.
Project Adjusted EBITDA	$24.5	$16.9	45%

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Project Adjusted EBITDA for the nine months ended September 30, 2019 increased $7.6 million from the comparable 2018 period primarily due to increased Project Adjusted EBITDA of:

•	$7.5 million at Manchief due to a turbine overhaul in the comparable 2018 period;

•	$1.4 million at Frederickson due to higher dispatch than the comparable 2018 period; and

•	$1.4 million at the San Diego projects (which ceased operations in February 2018) due to losses incurred during the comparable 2018 period.

These increases were partially offset by:

•	$2.9 million decrease at Oxnard due to a forced outage for turbine repairs during the nine months ended September 30, 2019.

Canada

The following table summarizes Project Adjusted EBITDA for our Canada segment for the periods indicated:

	Three months ended September 30,
			% change
	2019	2018	2019 vs. 2018
Canada
Project Adjusted EBITDA	$6.1	$8.3	(27)%

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Project Adjusted EBITDA for the three months ended September 30, 2019 decreased $2.2 million from the comparable 2018 period primarily due to decreased Project Adjusted EBITDA of:

•	$1.7 million at Williams Lake due to lower dispatch than the comparable 2018 period; and

•	$1.2 million at Nipigon due to a control system upgrade in the current 2019 period.

These decreases were partially offset by:

•	$1.0 million increase at Tunis due to lower maintenance expense related to preparation for commencing operations in October 2018 and a $1.2 million increase in project revenue.

	Nine months ended September 30,
			% change
	2019	2018	2019 vs. 2018
Canada
Project Adjusted EBITDA	$28.0	$31.5	(11)%

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Project Adjusted EBITDA for the nine months ended September 30, 2019 decreased $3.5 million from the comparable 2018 period primarily due to decreased Project Adjusted EBITDA of:

•

$6.6 million at Williams Lake primarily due to the extension of the energy purchase agreement that became effective in April 2018, which provides lower pass-through of costs than the previous contract. The project also had lower dispatch than the comparable 2018 period;

•	$1.3 million at Mamquam due to lower water flows than the comparable 2018 period; and

•	$1.0 million at Nipigon due to a control system upgrade in the current 2019 period.

These decreases were partially offset by:

•	$6.6 million increase at Tunis due to a $3.5 million decrease in maintenance expense in preparation for commencing operations in October 2018 and a $3.3 million increase in project revenue.

Un‑allocated Corporate

The following table summarizes Project Adjusted EBITDA for our Un‑allocated Corporate segment for the periods indicated:

	Three months ended September 30,
			% change
	2019	2018	2019 vs. 2018
Un-allocated Corporate
Project Adjusted EBITDA	$(0.2)	$0.1	NM

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Project Adjusted EBITDA for the three months ended September 30, 2019 did not change materially from the comparable 2018 period.

	Nine months ended September 30,
			% change
	2019	2018	2019 vs. 2018
Un-allocated Corporate
Project Adjusted EBITDA	$(0.1)	$0.3	NM

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Project Adjusted EBITDA for the nine months ended September 30, 2019 did not change materially from the comparable 2018 period.

Liquidity and Capital Resources

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$58.1	$68.3
Restricted cash	1.7	2.1
Total	59.8	70.4
Revolving credit facility availability	123.1	123.1
Total liquidity	$182.9	$193.5

Overview

Our primary sources of liquidity are distributions from our projects and availability under our Revolving Credit Facility. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from May 2020 (Oxnard) to November 2043 (Allendale). When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See “Risk Factors—Risks Related to Our Structure—We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing internal or external growth opportunities” in our Annual Report on Form 10‑K for the year ended December 31, 2018.

We expect to reinvest approximately $25.1 million in our portfolio, including equity method investments, in the form of project capital expenditures and maintenance expenses in 2019, of which $17.3 million has been incurred through September 30, 2019. Such investments are generally paid at the project level. See “Liquidity and Capital Resources—Capital and Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2018. We do not expect any other material or unusual requirements for cash outflows in 2019 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Nine months ended
	September 30,
	2019	2018	Change
Net cash provided by operating activities	$104.5	$97.8	$6.7
Net cash used in investing activities	(28.0)	(16.9)	(11.1)
Net cash used in financing activities	(87.1)	(107.9)	20.8

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

For the nine months ended September 30, 2019, the net increase in cash provided by operating activities of $6.7 million was primarily the result of the following:

•

Hydrological conditions – higher water flows at our Curtis Palmer project, partially offset by lower water flows at our Mamquam and Moresby Lake projects, had an $8.4 million positive impact on cash flows provided by operating activities;

•

Major maintenance – we performed a planned major maintenance outage at our Manchief project in the comparable 2018 period and had no such outage in the nine months ended September 30, 2019, resulting in a $7.5 million positive impact on cash flows from operations;

•

Tunis operations – the Tunis project commenced commercial operations in October 2018 and recorded revenue of $3.3 million in the nine months ended September 30, 2019. Additionally, Tunis incurred $3.5 million of lower maintenance expense in 2019. In the comparable 2018 period, Tunis incurred $4.3 million of non-recurring maintenance expense to prepare the project for commercial operations;

•	Distributions from unconsolidated affiliates – we received $4.0 million of higher distributions than the comparable 2018 period; and

•	Interest – we made $3.3 million of lower interest payments than the comparable 2018 period due to lower outstanding debt balances and a lower interest rate on the credit facilities.

These increases were partially offset by the following decreases to cash flows from operations:

•

Working capital – changes in working capital resulted in a $17.3 million decrease in cash flows from operating activities from the comparable 2018 period. Cash flows from operations in the comparable 2018 period benefitted from a $29.2 million change in working capital at our Kapuskasing and North Bay projects (due to the expiration of enhanced dispatch agreements on December 31, 2017) and San Diego projects (which ceased operations in February 2018); and

•

Contract extension – the extension of the energy purchase agreement at Williams Lake that became effective in April 2018 provides lower pass-through of costs than the previous contract. The project also had lower dispatch than the comparable 2018 period. These factors had a $6.6 million negative impact on cash flows provided by operating activities.

Investing Activities

For the nine months ended September 30, 2019, the net increase in cash used in investing activities of $11.1 million was primarily the result of the following:

•	Investment in unconsolidated affiliates – we paid $18.7 million to acquire a 50% interest in Craven and a 30% interest in Grayling in August 2019.

This increase was partially offset by the following decreases to cash used in investing activities:

•

Acquisitions  – we paid $10.0 million to complete the acquisition of Dorchester and Allendale in July 2019. In the 2018 period, we paid $12.8 million, net of cash received, to acquire an additional 0.25% ownership of Koma in the second quarter of 2018 and the remaining 50% of Koma in the third quarter of 2018, and a $2.6 million deposit for the Dorchester and Allendale acquisitions;

•	Proceeds from asset sales – we received $1.5 million of cash proceeds from the sale of equipment at our San Diego projects; and

•	Capitalized plant additions – capitalized plant additions were $0.6 million lower in the nine months ended September 30, 2019 than the comparable 2018 period.

Financing Activities

For the nine months ended September 30, 2019, the net decrease in cash used in financing activities of $20.8 million was primarily the result of the following:

•

Convertible debenture redemptions – we paid $18.5 million to redeem and cancel the Series D Debentures in full during the nine months ended September 30, 2019. In the comparable 2018 period, we paid $88.1 million to redeem and cancel the Series C Debentures, in full, and the Series D Debentures, in part, with proceeds from the issuance of the Series E Debentures;

•	Corporate and project-level debt repayments – we made $27.2 million less principal payments than the comparable 2018 period;

•	Common share repurchases – we paid $0.8 million in the nine months ended September 30, 2019 to repurchase and cancel common shares as compared to $12.3 million in the comparative 2018 period;

•	Deferred financing costs – we incurred $5.1 million of deferred financing costs related to the issuance of the Series E Debentures in the comparable 2018 period; and

•	Dividends paid to preferred shareholders – we paid $0.8 million of lower dividends to preferred shareholders than the comparable 2018 period.

These decreases were partially offset by the following increases to cash flows used in financing activities:

•	Convertible debenture issuance – we received $92.2 million from the issuance of the Series E Debentures in the comparable 2018 period; and

•	Vested LTIP – we made $1.2 million of higher cash payments for vested LTIP than the comparable 2018 period.

Corporate Debt

The following table summarizes the maturities of our corporate debt at September 30, 2019:

					Remaining
	Maturity	Interest			Principal
	Date	Rates			Repayments	2019	2020	2021	2022	2023	Thereafter
Senior secured term loan facility(1)	April 2023	4.15%	-	4.79%	$400.0	$15.0	$105.0	$80.0	$75.0	$125.0	$—
MTNs	June 2036	5.95%			158.6	—	—	—	—	—	158.6
Convertible Debenture	January 2025	6.00%			86.8	—	—	—	—	—	86.8
Total Corporate Debt					$645.4	$15.0	$105.0	$80.0	$75.0	$125.0	$245.4

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

Project‑Level Debt

Project‑level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project‑level debt generally amortizes during the term of the respective revenue‑generating contracts of the projects. The following table summarizes the maturities of project‑level debt. The amounts represent our share of the non‑recourse project‑level debt balances at September 30, 2019. Certain of the projects have more than one tranche of debt outstanding with different maturities, different interest rates and/or debt containing variable interest rates. Project‑level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At October 30, 2019, all of our projects were in compliance with the covenants contained in project‑level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements.

The range of interest rates presented represents the rates in effect at September 30, 2019. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2019	2020	2021	2022	2023	Thereafter
Consolidated Projects:
Cadillac	August 2025	6.26%	-	6.38%	$18.7	$0.8	$3.1	$2.7	$3.3	$3.3	$5.5
Total Consolidated Projects					18.7	0.8	3.1	2.7	3.3	3.3	5.5
Equity Method Projects:
Chambers(1)	December 2019 and 2023	4.50%	-	5.00%	42.9	5.2	7.8	8.8	10.1	11.0	—
Total Equity Method Projects					42.9	5.2	7.8	8.8	10.1	11.0	—
Total Project-Level Debt					$61.6	$6.0	$10.9	$11.5	$13.4	$14.3	$5.5

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

We expect to reinvest approximately $1.1 million in 2019 (of which $0.8 million was reinvested in the nine months ended September 30, 2019) in our portfolio, including equity method investments, in the form of project capital expenditures, and incur $24.0 million of maintenance expenses (of which $16.5 million was incurred in the nine months ended September 30, 2019). Such investments are generally paid at the project level. See “Liquidity and Capital Resources—Capital and Maintenance Expenditures” in our Annual Report on Form 10‑K for the year ended December 31, 2018. We do not expect any other material or unusual requirements for cash outflows for 2019 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

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

Off‑Balance Sheet Arrangements

As of September 30, 2019, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three and nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 31, 2018, we commenced a new Normal Course Issuer Bid (“NCIB”) for each of our Series D and Series E Debentures, our common shares and for each series of the preferred shares of Atlantic Power Preferred Equity Ltd. (“APPEL”), our wholly-owned subsidiary. The NCIBs expire on December 30, 2019 or such earlier date as the Company and/or APPEL complete their respective purchases pursuant to the new NCIBs. Under the NCIB, we may purchase up to a total of 10,623,464 common shares based on 10% of our public float as of December 17, 2018 and we are limited to daily purchases of 10,300 common shares per day with certain exceptions including block purchases and purchases on other approved exchanges. All purchases made under the NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the NYSE in compliance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended, or other designated exchanges and published marketplaces in the U.S. in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval. For the nine months ended September 30, 2019, we repurchased and cancelled 0.4 million common shares.

In the nine months ended September 30, 2019, we repurchased and cancelled 427,500 shares of 4.85% Cumulative Redeemable Preferred Shares, Series 1 (the “Series 1 Shares”), 100,377 shares of 7.0% Cumulative Rate Preferred Shares Series 2 (the “Series 2 Shares”) and 148,311 shares of Cumulative Floating Rate Preferred Shares, Series 3 (the “Series 3 Shares”) of APPEL at a total cost of $8.0 million.  With these repurchases, we reached the 10% limit on Series 1 and Series 3 repurchases under this NCIB.  As a result of the repurchase, a $8.6 million loss was attributed to the preferred shares of a subsidiary company in the Consolidated Statements of Operations for the nine months ended September 30, 2019.

Common Shares
			Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid	as Part of a Publicly Announced	of Shares to be Purchased Under
Purchase Period	Shares Purchased	Per Share	Purchase Plan	the Plan
7/1/2019 - 7/31/2019	—	—	—
8/1/2019 - 8/31/2019	—	—	—
9/1/2019 - 9/30/2019	2,067	$ 2.27	2,067	$ 24,632,880	(1)
Total	2,067		2,067

(1)

Under the NCIB, we may purchase up to a total of 10,623,464 common shares. Through September 30, 2019, we have repurchased a cumulative 359,764 shares and we are authorized to purchase up to an additional 10,263,700 common shares under the NCIB. Our plan does not obligate the Company to acquire any specific number of shares. The $24.6 million dollar value of maximum number of shares that may be purchased under the plan is based on the $2.40 average share price for the month of September 2019.

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

Date: October 31, 2019	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)