Form 10-Q
period 2020-09-30
ATLANTIC POWER CORP
filed 2020-11-09
CIK 1419242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The number of shares outstanding of the registrant’s Common Stock as of November 6, 2020 was 89,222,568.

ATLANTIC POWER CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

ATLANTIC POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30.3	$74.9
Restricted cash	2.6	7.7
Accounts receivable	29.4	30.4
Insurance recovery receivable (Note 13)	—	13.5
Current portion of derivative instruments asset (Notes 6 and 7)	—	0.7
Inventory	19.5	18.6
Prepayments	5.5	3.8
Income taxes receivable	2.4	1.8
Lease receivable	—	0.9
Other current assets	0.2	0.4
Total current assets	89.9	152.7
Property, plant, and equipment, net	494.8	502.1
Equity method investments in unconsolidated affiliates (Note 4)	91.4	96.6
Power purchase agreements and intangible assets, net	125.8	144.3
Goodwill	21.3	21.3
Operating lease right-of-use assets (Note 14)	4.9	6.3
Deferred income taxes (Note 8)	11.7	10.4
Other assets	0.6	1.9
Total assets	$840.4	$935.6
Liabilities
Current liabilities:
Accounts payable	$4.0	$8.9
Accrued interest	3.4	2.6
Other accrued liabilities	19.3	20.8
Current portion of long-term debt (Note 5)	91.0	76.4
Current portion of derivative instruments liability (Notes 6 and 7)	10.6	12.0
Operating lease liabilities (Note 14)	2.0	2.0
Other current liabilities	0.6	0.2
Total current liabilities	130.9	122.9
Long-term debt, net of unamortized discount and deferred financing costs (Note 5)	399.7	473.5
Convertible debentures, net of discount and unamortized deferred financing costs	79.8	81.1
Derivative instruments liability (Notes 6 and 7)	9.1	15.9
Deferred income taxes (Note 8)	25.8	23.7
Power purchase agreements and intangible liabilities, net	18.1	19.8
Asset retirement obligations, net	50.2	51.5
Operating lease liabilities (Note 14)	3.4	4.8
Other long-term liabilities	4.1	4.7
Total liabilities	721.1	797.9
Equity
Common shares, no par value, unlimited authorized shares; 89,222,568 and 108,675,294 issued and outstanding at September 30, 2020 and December 31, 2019 (Note 11)	1,219.4	1,259.9
Accumulated other comprehensive loss (Note 3)	(144.7)	(140.7)
Retained deficit	(1,124.2)	(1,164.2)
Total Atlantic Power Corporation shareholders’ deficit	(49.5)	(45.0)
Preferred shares issued by a subsidiary company (Note 11)	168.8	182.7
Total equity	119.3	137.7
Total liabilities and equity	$840.4	$935.6

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Project revenue:
Energy sales (Note 2)	$30.3	$29.2	$102.1	$102.7
Energy capacity revenue (Note 2)	29.7	38.0	84.8	99.8
Other (Note 2)	5.2	3.9	13.4	12.9
	65.2	71.1	200.3	215.4
Project expenses:
Fuel	17.5	19.4	51.3	55.2
Operations and maintenance	21.2	19.5	64.0	54.6
Depreciation and amortization	14.5	16.2	45.3	48.5
	53.2	55.1	160.6	158.3
Project other income (loss):
Change in fair value of derivative instruments (Notes 6 and 7)	8.1	1.1	5.6	(8.3)
Equity in earnings of unconsolidated affiliates (Note 4)	12.1	12.1	31.8	34.4
Interest, net	(0.4)	(0.3)	(1.0)	(0.9)
Insurance gain (loss) (Note 13)	6.2	(1.0)	6.2	(1.0)
Other expense, net	—	—	—	(1.2)
	26.0	11.9	42.6	23.0
Project income	38.0	27.9	82.3	80.1
Administrative and other expenses:
Administration	5.6	5.5	16.8	17.3
Interest expense, net	10.8	10.9	31.7	33.0
Foreign exchange loss (gain)	5.1	(2.8)	(6.2)	7.1
Other (income) expense, net (Note 6)	(3.8)	(0.2)	(2.7)	0.7
	17.7	13.4	39.6	58.1
Income from operations before income taxes	20.3	14.5	42.7	22.0
Income tax expense (Note 8)	2.5	0.2	5.2	2.4
Net income	17.8	14.3	37.5	19.6
Net income (loss) attributable to preferred shares of a subsidiary company (Note 11)	1.6	1.7	(2.5)	(3.1)
Net income attributable to Atlantic Power Corporation	$16.2	$12.6	$40.0	$22.7
Net earnings per share attributable to Atlantic Power Corporation shareholders: (Note 10)
Basic	$0.18	$0.12	$0.41	$0.21
Diluted	0.15	0.10	0.34	0.19
Weighted average number of common shares outstanding: (Note 10)
Basic	89.5	109.4	98.1	109.4
Diluted	117.8	137.8	126.4	138.3

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$17.8	$14.3	$37.5	$19.6
Other comprehensive income, net of tax:
Unrealized loss on hedging activities	$—	$—	$(0.5)	$(0.4)
Net amount reclassified to earnings	0.1	—	0.3	0.2
Net realized and unrealized gain (loss) on derivatives	0.1	—	(0.2)	(0.2)
Foreign currency translation adjustments	2.5	(1.6)	(3.8)	3.3
Other comprehensive income (loss), net of tax	2.6	(1.6)	(4.0)	3.1
Comprehensive income	20.4	12.7	33.5	22.7
Less: Comprehensive income (loss) attributable to preferred shares of a subsidiary company	1.6	1.7	(2.5)	(3.1)
Comprehensive income attributable to Atlantic Power Corporation	$18.8	$11.0	$36.0	$25.8

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash provided by operating activities:
Net income	$37.5	$19.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.3	48.5
Share-based compensation	1.1	1.2
Other gain	—	(0.8)
Asset retirement obligations	—	1.4
Gain on disposal of fixed assets and inventory	(0.8)	(0.1)
Insurance loss	—	1.0
Equity in earnings from unconsolidated affiliates	(31.8)	(34.4)
Distributions from unconsolidated affiliates	37.3	41.4
Unrealized foreign exchange (gain) loss	(6.6)	7.3
Change in fair value of derivative instruments	(7.3)	9.8
Amortization of debt discount and deferred financing costs	4.7	5.3
Non-cash operating lease expense	1.4	1.1
Deferred income taxes	0.6	(1.8)
Change in other operating balances
Accounts receivable	1.2	4.7
Inventory	(1.0)	0.3
Prepayments and other assets	(0.4)	(0.2)
Accounts payable	(6.1)	(1.3)
Accruals and other liabilities	(3.0)	1.5
Cash provided by operating activities	72.1	104.5
Cash used in investing activities:
Investment in unconsolidated affiliate	—	(18.7)
Insurance proceeds	12.7	—
Cash paid for acquisition, net of cash received	—	(10.0)
Proceeds from sales of assets	0.9	1.6
Purchase of property, plant and equipment	(23.0)	(0.9)
Cash used in investing activities	(9.4)	(28.0)
Cash used in financing activities:
Common share repurchases	(41.6)	(0.8)
Preferred share repurchases	(6.4)	(8.0)
Repayment of corporate and project-level debt	(57.1)	(52.3)
Repayment of convertible debentures	—	(18.5)
Cash payments for vested LTIP withheld for taxes	(0.7)	(2.0)
Deferred financing costs	(1.6)	—
Dividends paid to preferred shareholders	(5.0)	(5.5)
Cash used in financing activities	(112.4)	(87.1)
Net decrease in cash, restricted cash and cash equivalents	(49.7)	(10.6)
Cash, restricted cash and cash equivalents at beginning of period	82.6	70.4
Cash, restricted cash and cash equivalents at end of period	$32.9	$59.8
Supplemental cash flow information
Interest paid	$26.6	$27.0
Income taxes paid, net	$3.8	$3.5
Accruals for construction in progress	$1.7	$0.2

See accompanying notes to consolidated financial statements.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

1. Nature of business

General

Atlantic Power is an independent power producer that owns power generation assets in eleven states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long-term power purchase agreements (“PPAs”), which seek to minimize exposure to changes in commodity prices. As of September 30, 2020, our portfolio consisted of twenty-one operating projects with an aggregate electric generating capacity of approximately 1,723 megawatts (“MW”) on a gross ownership basis and approximately 1,327 MW on a net ownership basis. Sixteen of the projects are majority-owned by the Company.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements present fairly our consolidated financial position as of September 30, 2020, the results of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019, in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

COVID-19 Pandemic

There are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and we are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors and business partners. We have taken extra precautions for our employees who continue to work at our facilities and have implemented work-from-home policies where appropriate. Currently, we do not anticipate any employee layoffs and are continuing to maintain the high level of reliability and availability of our plants. We continue to implement strong physical and cybersecurity measures to ensure that our systems remain functional in order to serve our operational needs with a remote workforce and to keep our operations running to ensure uninterrupted service to our offtakers. While COVID-19 did not materially adversely affect our financial results and business operations in the nine months ended September 30, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and intend to make adjustments accordingly.

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

In August 2018, the FASB issued ASU 2018-09, “Codification Improvements” to remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The scope of the guidance is broad and includes reporting comprehensive income, debt modifications and extinguishments and other sub topics. The guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance on January 1, 2020 and it did not have a material impact on the condensed consolidated financial statements.

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

2. Revenue from contracts

Disaggregation of revenue

We have four reportable segments: Solid Fuel, Natural Gas, Hydroelectric and Corporate. We revised our reportable business segments in the fourth quarter of 2019 as the result of recent asset acquisitions, PPA expirations and project decommissioning, and in order to align with changes to management’s structure, resource allocation and performance assessment in making decisions regarding our operations. Segment information for the comparative 2019 period has been revised to conform to the new segment presentation. Each segment contains various power generation projects and performance obligations. For more detailed information about reportable segments, see Note 12, Segment and geographical information. Revenue by segment consists of the following:

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

	Three Months Ended September 30, 2020
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$14.3	$7.5	$8.5	$—	$30.3
Energy capacity revenue	12.2	17.5	—	—	29.7
Steam energy and capacity revenue	—	2.5	—	—	2.5
Waste heat revenue	0.1	—	—	—	0.1
Ancillary and transmission services	—	0.7	0.7	—	1.4
Asset management and operation	—	—	—	0.2	0.2
Miscellaneous revenue	0.1	0.9	—	—	1.0
	26.7	29.1	9.2	0.2	65.2

	Three Months Ended September 30, 2019
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$12.4	$7.7	$9.1	$—	$29.2
Energy capacity revenue	13.7	24.3	—	—	38.0
Steam energy and capacity revenue	—	0.2	—	—	0.2
Ancillary and transmission services	—	2.8	0.6	—	3.4
Asset management and operation	—	—	—	0.2	0.2
Miscellaneous revenue	—	0.1	—	—	0.1
	26.1	35.1	9.7	0.2	71.1

	Nine Months Ended September 30, 2020
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$40.6	$18.4	$43.1	$—	$102.1
Energy capacity revenue	26.2	58.6	—	—	84.8
Steam energy and capacity revenue	—	6.8	—	—	6.8
Waste heat revenue	0.5	—	—	—	0.5
Ancillary and transmission services	—	2.2	2.4	—	4.6
Asset management and operation	—	—	—	0.7	0.7
Miscellaneous revenue	0.1	0.7	—	—	0.8
	67.4	86.7	45.5	0.7	200.3

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

	Nine Months Ended September 30, 2019
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$30.7	$23.6	$48.4	$—	$102.7
Energy capacity revenue	33.7	66.1	—	—	99.8
Steam energy and capacity revenue	—	0.1	—	—	0.1
Ancillary and transmission services	—	10.3	2.2	—	12.5
Asset management and operation	—	—	—	0.7	0.7
Miscellaneous revenue	0.1	(0.5)	—	—	(0.4)
	64.5	99.6	50.6	0.7	215.4

Contract balances

Contract liabilities as of September 30, 2020 include a $0.2 million fuel reserve fund at Dorchester (Solid Fuel segment), a $0.1 million steam sale credit at the San Diego plants (Natural Gas segment), and $0.4 million water license fee at Mamquam (Hydroelectric segment). Contract liabilities as of December 31, 2019 include a $0.2 million fuel reserve fund at Dorchester and a $0.1 million steam sale credit at the San Diego plants. We had no contract assets at September 30, 2020 and December 31, 2019.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

3. Changes in accumulated other comprehensive loss by component

The changes in accumulated other comprehensive (loss) income by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation
Balance at beginning of period	$(146.9)	$(141.5)	$(140.6)	$(146.4)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	2.5	(1.6)	(3.8)	3.3
Balance at end of period	$(144.4)	$(143.1)	$(144.4)	$(143.1)
Pension
Balance at beginning and end of period (2)	$(1.7)	$(1.4)	$(1.7)	$(1.4)
Cash flow hedges
Balance at beginning of period	$1.3	$1.4	$1.6	$1.6
Other comprehensive (loss) income:
Net change from periodic revaluations	—	—	(0.7)	(0.4)
Tax benefit	—	—	0.2	—
Total other comprehensive (loss) income before reclassifications, net of tax	—	—	(0.5)	(0.4)
Net amount reclassified to earnings:
Interest rate swaps(3)	0.2	—	0.4	0.2
Tax expense	(0.1)	—	(0.1)	—
Total amount reclassified from accumulated other comprehensive income, net of tax	0.1	—	0.3	0.2
Total other comprehensive loss	0.1	—	(0.2)	(0.2)
Balance at end of period	$1.4	$1.4	$1.4	$1.4
(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(2)	Quarterly activity was immaterial.
(3)	This amount was included in interest expense, net on the accompanying condensed consolidated statements of operations.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

4. Equity method investments in unconsolidated affiliates

The following summarizes the operating results for the three and nine months ended September 30, 2020 and 2019, respectively, for our proportional ownership interest in equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating results	2020	2019	2020	2019
Revenue
Frederickson	$8.3	$10.3	$22.4	$26.4
Orlando Cogen, LP	15.7	15.6	44.8	46.4
Chambers Cogen, LP	9.4	9.4	29.1	30.0
Craven County Wood Energy, LP (1)	2.4	1.8	6.2	1.8
Grayling Generating Station, LP (1)	0.4	0.8	2.0	0.8
	36.2	37.9	104.5	105.4
Project expenses
Frederickson	5.8	7.5	16.3	20.0
Orlando Cogen, LP	6.7	6.9	19.8	21.5
Chambers Cogen, LP	7.7	8.9	23.7	26.1
Craven County Wood Energy, LP (1)	2.6	1.6	8.3	1.6
Grayling Generating Station, LP (1)	0.9	0.5	3.4	0.5
	23.7	25.4	71.5	69.7
Project other expenses
Frederickson	—	—	—	—
Orlando Cogen, LP	—	—	—	—
Chambers Cogen, LP	(0.3)	(0.4)	(1.1)	(1.3)
Craven County Wood Energy, LP (1)	—	—	—	—
Grayling Generating Station, LP (1)	(0.1)	—	(0.1)	—
	(0.4)	(0.4)	(1.2)	(1.3)
Net income (loss)
Frederickson	2.5	2.8	6.1	6.4
Orlando Cogen, LP	9.0	8.7	25.0	24.9
Chambers Cogen, LP	1.4	0.1	4.3	2.6
Craven County Wood Energy, LP (1)	(0.2)	0.2	(2.1)	0.2
Grayling Generating Station, LP (1)	(0.6)	0.3	(1.5)	0.3
Equity in earnings of unconsolidated affiliates	$12.1	$12.1	$31.8	$34.4

Distributions from equity method investments	(15.7)	(16.0)	(37.3)	(41.4)
Deficit in earnings of equity method investments, net of distributions	$(3.6)	$(3.9)	$(5.5)	$(7.0)
(1)	We acquired our equity interests in Craven County Wood Energy, LP and Grayling Generating Station, LP on August 13, 2019.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

5. Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2020	2019	Interest Rate
Recourse Debt:
Senior secured term loan facility, due 2025(1)	$326.0	$380.0	LIBOR(2)	plus	2.50%
Senior unsecured notes, due June 2036 (Cdn$210.0)	157.4	161.7			5.95%
Non-Recourse Debt:
Cadillac term loan, due 2025 (3)(4)	15.6	18.7	LIBOR	plus	1.61%
Less: unamortized discount	(4.1)	(5.8)
Less: unamortized deferred financing costs	(4.2)	(4.7)
Less: current maturities	(91.0)	(76.4)
Total long-term debt	$399.7	$473.5

Current maturities consist of the following:

	September 30,	December 31,
	2020	2019	Interest Rate
Current Maturities:
Senior secured term loan facility, due 2025(1)	$88.0	$72.5	LIBOR(2)	plus	2.50%
Cadillac term loan, due 2025 (3)	3.0	3.9	LIBOR	plus	1.61%
Total current maturities	$91.0	$76.4
(1)	On a quarterly basis, we make a cash sweep payment to fund the principal balance, based on terms as defined in the term loan credit agreement. The portion of the senior secured term loan facility classified as current is based on principal payments required to reduce the aggregate principal amount of senior secured term loan outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule.
(2)	London Interbank Offered Rate (“LIBOR”) cannot be less than 1.00%. We have entered into interest rate swap agreements to mitigate the exposure to changes in LIBOR of the $326.0 million outstanding aggregate borrowings under our senior secured term loan facility at September 30, 2020. See Note 7, Accounting for derivative instruments and hedging activities for further details.
(3)	We have entered into interest rate swap agreements to economically fix our exposure to changes in interest rates for this non-recourse debt. See Note 7, Accounting for derivative instruments and hedging activities, for further details.
(4)	The Cadillac term loan credit agreement (the “Cadillac Term Loan”) contains various affirmative and negative covenants which relate to, including, among other things, the operation of the Cadillac plant, compliance with laws, incurrence of additional debt and restricted payments (as defined in the Cadillac Term Loan). One of the negative covenants requires the Cadillac project to meet certain key financial ratios, including a debt service coverage ratio (as defined in the Cadillac Term Loan). Beginning March 31, 2020, and as of September 30, 2020, we determined that the Cadillac project did not fulfill the debt service coverage ratio as required by the Cadillac Term Loan. Due to the breach of the covenant, the Cadillac project is prevented from making restricted payments (as defined in the Cadillac Term Loan) until several conditions are met, including, among other things, (i) the debt service coverage ratio for the most-recently ended period of four consecutive fiscal quarters is at least 1.2 to 1.0 and (ii) the projected debt service coverage ratio for the four consecutive fiscal quarters immediately following the period described in (i) is at least 1.2 to 1.0. We have not made any restricted payments (as defined in the Cadillac Term Loan) since July 31, 2019.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

Term Loan Amendment and Repricing

In January 2020, APLP Holdings Limited Partnership (“APLP Holdings”) completed the repricing of the $380 million term loan (the “Term Loan”) and the senior secured revolving credit facility (the “Revolver”). As a result of the repricing, the interest rate margin on the Term Loan and the Revolver was reduced by 0.25% to LIBOR plus 2.50% with no change to the 1.00% LIBOR floor. An additional 0.25% step down in the interest rate margin will become effective in the event the Leverage Ratio (as defined in the Credit Agreement) is 2.75:1.00 or lower. Additionally, APLP Holdings amended its existing Term Loan to extend the maturity date by two years to April 2025. The repricing also adds customary new provisions relating to the replacement of LIBOR as the benchmark for the Eurodollar Rate (as defined in the Credit Agreement). Targeted debt balances were adjusted to reflect the previously announced anticipated closing of the sale of our Manchief power plant in 2022, resulting in lower targeted debt repayment in 2020 and higher targeted debt repayment in 2022 as compared to the previous schedule. During the nine months ended September 30, 2020, we recorded $0.7 million of new deferred financing costs associated with the amendment, which will be amortized over the remaining terms of the Term Loan and the Revolver. Additionally, we wrote off $0.5 million of existing deferred financing costs to interest expense.

Extension of Revolving Credit Facility

On March 18, 2020, we executed an amendment to our Revolver. The amendment provides for an extension of the Revolver maturity date to April 2025, to coincide with the maturity date of the senior Term Loan. Both the Revolver and the Term Loan are at our APLP Holdings subsidiary.

In conjunction with the extension, the Revolver capacity was reduced to $180 million from $200 million previously. The amendment allows an upsizing of the Revolver capacity by up to $30 million, to a maximum aggregate amount of $210 million, subject to approval of the two letter of credit issuer banks and increased commitments by existing or new lenders. Such an upsizing would not require a further amendment. There were no other significant changes to the terms of the Revolver. As a result of the extension, during the nine months ended September 30, 2020, we recorded $0.9 million of new deferred financing costs, which will be amortized over the remaining term of the Revolver. At September 30, 2020, we had no borrowings under the Revolver and utilized $78.0 million of borrowing capacity for letters of credit.

Renewal of Shelf Registration Statement

On August 24, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on August 25, 2020 (the “Shelf Registration Statement”), and is available for use for three years in the United States. The Shelf Registration Statement allows the Company to sell from time to time up to $250 million of common shares, debt securities, warrants, subscription receipts or units comprised of any combination of these securities, for its own account in one or more offerings. We also filed a base short-form prospectus dated August 24, 2020 qualifying the distribution of such securities concurrently with Canadian securities regulators.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

6. Fair value of financial instruments

The following represents the recurring measurements of fair value hierarchy of our financial assets and liabilities that were recognized at fair value as of September 30, 2020 and December 31, 2019. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$30.3	$—	$—	$30.3
Restricted cash	2.6	—	—	2.6
Derivative instruments asset	—	—	—	—
Total	$32.9	$—	$—	$32.9
Liabilities:
Derivative instruments liability	$—	$18.2	$1.5	$19.7
Total	$—	$18.2	$1.5	$19.7

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$74.9	$—	$—	$74.9
Restricted cash	7.7	—	—	7.7
Derivative instruments asset	—	0.7	—	0.7
Total	$82.6	$0.7	$—	$83.3
Liabilities:
Derivative instruments liability	$—	$24.7	$3.2	$27.9
Total	$—	$24.7	$3.2	$27.9

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

We also adjust the fair value of financial assets and liabilities to reflect credit risk, which is calculated based on our credit rating and the credit rating of our counterparties. As of September 30, 2020, the credit valuation adjustments resulted in a $0.5 million net increase in fair value, which consists of a $0.1 million pre-tax gain in other comprehensive income and a $0.4 million gain in change in fair value of derivative instruments. As of December 31, 2019, the credit valuation adjustments resulted in a $1.1 million net increase in fair value, which consists of a $0.1 million pre-tax gain in other comprehensive income and a $1.0 million gain in change in fair value of derivative instruments.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

The following table reconciles, for the nine months ended September 30, 2020 and 2019, the beginning and ending balances for the conversion option derivative that is recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

Fair value Measurement Using Significant Unobservable Inputs (Level 3)
Nine Months Ended
September 30, 2020

Beginning balance of liability at January 1, 2020	$3.2
Total unrealized gain	(1.8)
Currency transaction loss	0.1
Ending balance of liability at September 30, 2020	$1.5

Fair value Measurement Using Significant Unobservable Inputs (Level 3)
Nine Months Ended
September 30, 2019

Beginning balance of liability at January 1, 2019	$1.2
Total unrealized loss	1.5
Currency transaction loss	0.1
Ending balance of liability at September 30, 2019	$2.8

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

We have entered into various natural gas swaps to effectively fix the price of 13.5 million MMBtu of future natural gas purchases at our Orlando project, which is approximately 100% of our share of the expected natural gas purchases in 2020 through 2023. These contracts are accounted for as derivative financial instruments and are recorded in the condensed consolidated balance sheet at fair value at September 30, 2020. Changes in the fair market value of these contracts are recorded in the condensed consolidated statement of operations.

Interest rate swaps

APLP Holdings has entered into several interest rate swap agreements to mitigate its exposure to changes in interest at the Adjusted Eurodollar Rate. At September 30, 2020, these agreements totaled $326 million notional amount of the remaining $326 million aggregate principal amount of borrowings under the senior secured term loan facility (“Term Loan Facility”). These interest rate swap agreements expire at various dates through March 31, 2022. Borrowings under the $700.0 million Term Loan Facility bear interest at a rate equal to the Adjusted Eurodollar Rate plus an applicable margin of 2.50%. Based on the terms of the Term Loan Facility, the Adjusted Eurodollar Rate cannot be less than 1.00%, resulting in a minimum of a 3.50% all-in rate on the Term Loan Facility for the remaining principal amount. The weighted average rate of these swap agreements is 2.23%, resulting in an all-in rate of approximately 4.73% for $326 million of the Term Loan Facility.

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

Foreign currency forward contracts

We use foreign currency forward contracts to manage our exposure to changes in foreign exchange rates as we generate cash flow in U.S. dollars and Canadian dollars. We currently have Canadian dollar payment obligations for preferred dividends, interest on our Canadian dollar-denominated convertible debentures and our Medium Term Notes due June 23, 2036 (“MTNs”). Principal and interest payments for our Term Loan are made in U.S. dollars. We have a hedging strategy for the purpose of mitigating the currency risk impact on the future interest and principal payments, preferred dividends and other working capital requirements. Foreign currency forward contracts are not designated as

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

hedges, and changes in their market value are recorded in foreign exchange on the condensed consolidated statements of operations. As of September 30, 2020, we have no foreign currency forward contracts.

Volume of forecasted transactions

We have entered into derivative instruments in order to economically hedge the following notional volumes of forecasted transactions as summarized below, by type, excluding those derivatives that qualified for NPNS exemption at September 30, 2020 and December 31, 2019:

		September 30,	December 31,
	Units	2020	2019
Natural gas swaps	Natural Gas (MMBtu)	13.5	16.3
Gas purchase agreements	Natural Gas (Gigajoules)	6.0	6.4
Interest rate swaps	Interest (US$)	421.6	468.4

Fair value of derivative instruments

We disclose derivative instrument assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. The following table summarizes the fair value of our derivative assets and liabilities:

	September 30, 2020
	Derivative	Derivative
	Assets	Liabilities
Derivative instruments designated as cash flow hedges:
Interest rate swaps current	$—	$0.6
Interest rate swaps long-term	—	1.1
Total derivative instruments designated as cash flow hedges	—	1.7
Derivative instruments not designated as cash flow hedges:
Interest rate swaps current	—	4.8
Interest rate swaps long-term	—	1.9
Natural gas swaps current	—	0.1
Natural gas swaps long-term	—	1.7
Gas purchase agreements current	—	3.6
Gas purchase agreements long-term	—	4.4
Convertible debenture conversion option	—	1.5
Total derivative instruments not designated as cash flow hedges	—	18.0
Total derivative instruments	$—	$19.7

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

Accumulated other comprehensive income

The following table summarizes the changes in the accumulated other comprehensive income (loss) (“OCI”) balance attributable to derivative financial instruments designated as a hedge, net of tax:

Interest Rate
Three Months Ended September 30, 2020	Swaps
Accumulated OCI balance at July 1, 2020	$1.3
Change in fair value of cash flow hedges	—
Realized from OCI during the period	0.1
Accumulated OCI balance at September 30, 2020	$1.4

Interest Rate
Three Months Ended September 30, 2019	Swaps
Accumulated OCI balance at July 1, 2019	$1.4
Change in fair value of cash flow hedges	—
Realized from OCI during the period	—
Accumulated OCI balance at September 30, 2019	$1.4

Interest Rate
Nine Months Ended September 30, 2020	Swaps
Accumulated OCI balance at January 1, 2020	$1.6
Change in fair value of cash flow hedges	(0.5)
Realized from OCI during the period	0.3
Accumulated OCI balance at September 30, 2020	$1.4

Interest Rate
Nine Months Ended September 30, 2019	Swaps
Accumulated OCI balance at January 1, 2019	$1.6
Change in fair value of cash flow hedges	(0.4)
Realized from OCI during the period	0.2
Accumulated OCI balance at September 30, 2019	$1.4

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

Impact of derivative instruments on the consolidated statements of operations

The following table summarizes realized loss (gain) for derivative instruments not designated as cash flow hedges:

	Classification of loss (gain)	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2020	2019	2020	2019
Gas purchase agreements	Fuel	$2.1	$2.1	$6.2	$6.1
Natural gas swaps	Fuel	0.8	0.6	2.4	0.5
Interest rate swaps	Interest, net	1.7	(0.9)	2.9	(4.6)

The following table summarizes the unrealized (loss) gain resulting from changes in the fair value of derivative financial instruments that are not designated as cash flow hedges:

	Classification of (loss) gain	Three Months Ended September 30,		Nine Months Ended September 30,
	recognized in income	2020	2019	2020	2019
Natural gas swaps	Change in fair value of derivatives	$3.8	$(1.0)	$4.4	$(3.5)
Gas purchase agreements	Change in fair value of derivatives	2.5	3.7	4.9	3.5
Interest rate swaps	Change in fair value of derivatives	1.8	(1.6)	(3.7)	(8.3)
		$8.1	$1.1	$5.6	$(8.3)
Convertible debenture conversion option	Other (income) expense, net	$(3.8)	$(0.3)	$(1.8)	$1.5

X

8. Income taxes

The following table summarizes the current and deferred portions of the net income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax expense	$2.1	$1.3	$4.5	$4.2
Deferred income tax expense (benefit)	0.4	(1.1)	0.7	(1.8)
Total income tax expense, net	$2.5	$0.2	$5.2	$2.4

For the three and nine months ended September 30, 2020 and 2019

Income tax expense for the three months ended September 30, 2020 was $2.5 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $5.5 million. The primary items impacting the tax rate for the three months ended September 30, 2020 were a net decrease to our valuation allowances of $2.7 million, consisting of $0.2 million increases in Canada due to the incurrence of operating losses and $2.9 million decreases in the United States due to the utilization of net operating losses, and $1.4 million relating to foreign exchange losses. These items were partially offset by $1.1 million relating to withholding, federal and state taxes.

Income tax expense for the three months ended September 30, 2019 was $0.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $3.9 million. The primary item impacting the tax rate for the three months ended September 30, 2019 was a net decrease to our valuation allowances of $4.4 million, consisting of $1.0 million of decreases in Canada and $3.4 million of decreases in the United States due to

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

the utilization of net operating losses in both jurisdictions. This item was partially offset by $0.5 million relating to withholding, federal and state taxes and $0.2 million of other permanent differences.

Income tax expense for the nine months ended September 30, 2020 was $5.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $11.5 million. The primary item impacting the tax rate for the nine months ended September 30, 2020 was a net decrease to our valuation allowances of $11.6 million, consisting of $3.6 million decreases in Canada and $8.0 million decreases in the United States due to the utilization of net operating losses in both jurisdictions. This item was offset by $2.7 million related to changes in estimates due to tax filings, $1.7 million relating to withholding, federal and state taxes and $0.9 million of other permanent differences.

Income tax expense for the nine months ended September 30, 2019 was $2.4 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $5.9 million. The primary items impacting the tax rate for the three months ended September 30, 2019 was a net decrease to our valuation allowances of $4.5 million, consisting of $4.4 million of increases in Canada due to the incurrence of operating losses and $8.9 million of decreases in the United States due to the utilization of net operating losses. In addition, the rate was further impacted by $1.0 million relating to foreign exchange. These items were partially offset by $1.3 million relating to withholding, federal and state taxes and $0.7 million of other permanent differences.

As of September 30, 2020, we have recorded a valuation allowance of $133.8 million. The amount is comprised primarily of provisions against Canadian and U.S. net operating loss carryforwards. In assessing the recoverability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected future taxable income in the United States and in Canada and available tax planning strategies.

9. Equity compensation plans

Long-term incentive plan (“LTIP”)

The following table summarizes the changes in outstanding LTIP notional shares during the nine months ended September 30, 2020:

		Grant Date
		Weighted-Average
	Notional Shares	Fair Value per Notional Share
Outstanding at December 31, 2019	3,578,092	$2.38
Granted	1,866,748	2.49
Vested and redeemed	(1,702,571)	2.34
Forfeitures	(31,929)	2.42
Outstanding at September 30, 2020	3,710,340	$2.45

Cash payments made for vested notional shares for the nine months ended September 30, 2020 and 2019 were $3.3 million and $2.0 million, respectively. Compensation expense for LTIP and Transition Equity Participation Agreement notional shares was $1.0 million and $3.0 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2019, respectively.

Transition Equity Participation Agreement

We also have 269,952 transition notional shares outstanding at September 30, 2020 under the Transition Equity Participation Agreement with James J. Moore, Jr. These notional shares will vest if the weighted average Canadian dollar

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

closing price of our common shares on the Toronto Stock Exchange exceeds Cdn$4.77 for at least three consecutive calendar months. These notional shares will also vest in the event that Mr. Moore is terminated without cause, resigns for good reason, or dies.

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

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2020	2019	2020	2019
Numerator:
Net income attributable to Atlantic Power Corporation	$16.2	$12.6	$40.0	$22.7
Denominator:
Weighted average basic shares outstanding	89.5	109.4	98.1	109.4
Basic earnings per share attributable to Atlantic Power Corporation	$0.18	$0.12	$0.41	$0.21
Diluted
Numerator:
Net income attributable to Atlantic Power Corporation	$16.2	$12.6	$40.0	$22.7
Add: convertible debenture interest expense	1.0	1.0	2.8	3.1
	17.2	13.6	42.8	25.8
Denominator:
Weighted average basic shares outstanding	89.5	109.4	98.1	109.4
Share-based compensation	0.9	1.0	0.9	1.0
Convertible debentures	27.4	27.4	27.4	27.9
	117.8	137.8	126.4	138.3
Diluted earnings per share attributable to Atlantic Power Corporation	$0.15	$0.10	$0.34	$0.19

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

11. Equity

The following tables provide reconciliations of the beginning and ending equity attributable to shareholders of Atlantic Power Corporation, preferred shares issued by a subsidiary company and total equity for the three and nine months ended September 30, 2020 and 2019:

			Accumulated	Total	Preferred
			Other	Atlantic Power	Shares of a
	Common	Retained	Comprehensive	Corporation	Subsidiary	Total
	Shares	Deficit	(loss) income	Shareholders' Deficit	Company	Equity
Balance at June 30, 2020	$1,224.6	$(1,140.4)	$(147.3)	$(63.1)	$168.8	$105.7
Net income	—	16.2	—	16.2	1.6	17.8
Share-based compensation	0.3	—	—	0.3	—	0.3
Common share repurchases	(5.5)	—	—	(5.5)	—	(5.5)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.303125 per share)	—	—	—	—	(0.8)	(0.8)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$0.358688 per share)	—	—	—	—	(0.6)	(0.6)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$0.286976 per share)	—	—	—	—	(0.2)	(0.2)
Realized and unrealized loss on hedging activities, net of tax	—	—	0.1	0.1	—	0.1
Foreign currency translation adjustments	—	—	2.5	2.5	—	2.5
Balance at September 30, 2020	$1,219.4	$(1,124.2)	$(144.7)	$(49.5)	$168.8	$119.3

			Accumulated	Total	Preferred
			Other	Atlantic Power	Shares of a
	Common	Retained	Comprehensive	Corporation	Subsidiary	Total
	Shares	Deficit	(loss) income	Shareholders' Equity	Company	Equity
Balance at June 30, 2019	$1,260.9	$(1,111.5)	$(141.5)	$7.9	$182.9	$190.8
Net income	—	12.6	—	12.6	1.7	14.3
Share-based compensation	0.4	—	—	0.4	—	0.4
Preferred share repurchases	—	—	—	—	(0.1)	(0.1)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.303125 per share)	—	—	—	—	(0.8)	(0.8)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$0.348125 per share)	—	—	—	—	(0.6)	(0.6)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$0.364858 per share)	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustments	—	—	(1.6)	(1.6)	—	(1.6)
Balance at September 30, 2019	$1,261.3	$(1,098.9)	$(143.1)	$19.3	$182.7	$202.0

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

			Accumulated	Total	Preferred
			Other	Atlantic Power	Shares of a
	Common	Retained	Comprehensive	Corporation	Subsidiary	Total
	Shares	Deficit	(loss) income	Shareholders' Deficit	Company	Equity
Balance at January 1, 2020	$1,259.9	$(1,164.2)	$(140.7)	$(45.0)	$182.7	$137.7
Net income (loss)	—	40.0	—	40.0	(2.5)	37.5
Share-based compensation	1.1	—	—	1.1	—	1.1
Common share repurchases	(41.6)	—	—	(41.6)	—	(41.6)
Preferred share repurchases	—	—	—	—	(6.4)	(6.4)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.909375 per share)	—	—	—	—	(2.4)	(2.4)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$1.076064 per share)	—	—	—	—	(1.9)	(1.9)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$1.013464 per share)	—	—	—	—	(0.7)	(0.7)
Realized and unrealized loss on hedging activities, net of tax	—	—	(0.2)	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	(3.8)	(3.8)	—	(3.8)
Balance at September 30, 2020	$1,219.4	$(1,124.2)	$(144.7)	$(49.5)	$168.8	$119.3

			Accumulated	Total	Preferred
			Other	Atlantic Power	Shares of a
	Common	Retained	Comprehensive	Corporation	Subsidiary	Total
	Shares	Deficit	(loss) income	Shareholders' Equity	Company	Equity
Balance at January 1, 2019	$1,260.9	$(1,121.6)	$(146.2)	$(6.9)	$199.3	$192.4
Net income (loss)	—	22.7	—	22.7	(3.1)	19.6
Share-based compensation	1.2	—	—	1.2	—	1.2
Common share repurchases	(0.8)	—	—	(0.8)	—	(0.8)
Preferred share repurchases	—	—	—	—	(8.0)	(8.0)
Dividends on preferred shares of a subsidiary company - Series 1 (Cdn$0.909375 per share)	—	—	—	—	(2.6)	(2.6)
Dividends on preferred shares of a subsidiary company - Series 2 (Cdn$1.044375 per share)	—	—	—	—	(1.8)	(1.8)
Dividends on preferred shares of a subsidiary company - Series 3 (Cdn$1.091448 per share)	—	—	—	—	(1.1)	(1.1)
Realized and unrealized loss on hedging activities, net of tax	—	—	(0.2)	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	3.3	3.3	—	3.3
Balance at September 30, 2019	$1,261.3	$(1,098.9)	$(143.1)	$19.3	$182.7	$202.0

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

All purchases made under the NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the New York Stock Exchange (“NYSE”) in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other designated exchanges and published marketplaces in the United States in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval.

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

In the nine months ended September 30, 2020, we repurchased and cancelled 7,540,105 common shares under the NCIB at a total cost of $15.8 million.

In the nine months ended September 30, 2020, we also repurchased and cancelled 381,794 Series 1 Shares, 62,365 Series 2 Shares and 120,000 Series 3 Shares of APPEL at a total cost of $6.4 million. As a result of the repurchase, a $7.4 million loss was attributed to the preferred shares of a subsidiary company in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

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

A reconciliation of Project Adjusted EBITDA to net income for the three and nine months ended September 30, 2020 and 2019 is included in the tables below:

	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Consolidated
Three Months Ended September 30, 2020
Project revenues	$26.7	$29.1	$9.2	$0.2	$65.2
Segment assets	229.7	208.4	353.0	49.3	840.4
Project Adjusted EBITDA	$17.1	$27.1	$5.6	$(0.3)	$49.5
Change in fair value of derivative instruments	—	(6.3)	—	(1.8)	(8.1)
Depreciation and amortization	5.7	8.2	4.9	—	18.8
Interest, net	0.6	—	—	0.2	0.8
Project income	10.8	25.2	0.7	1.3	38.0
Administration	—	—	—	5.6	5.6
Interest expense, net	—	—	—	10.8	10.8
Foreign exchange loss	—	—	—	5.1	5.1
Other income, net	—	—	—	(3.8)	(3.8)
Net income (loss) before income taxes	10.8	25.2	0.7	(16.4)	20.3
Income tax expense	—	—	—	2.5	2.5
Net income (loss)	$10.8	$25.2	$0.7	$(18.9)	$17.8

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Consolidated
Three Months Ended September 30, 2019
Project revenues	$26.1	$35.1	$9.7	$0.2	$71.1
Segment assets	295.6	251.3	371.6	78.7	997.2
Project Adjusted EBITDA	$13.2	$29.6	$6.3	$(0.2)	$48.9
Change in fair value of derivative instruments	—	(2.6)	—	1.6	(1.0)
Depreciation and amortization	6.0	9.3	4.9	—	20.2
Interest, net	0.8	—	—	—	0.8
Insurance loss	1.0	—	—	—	1.0
Other project (income) expense	—	(0.1)	—	0.1	—
Project income (loss)	5.4	23.0	1.4	(1.9)	27.9
Administration	—	—	—	5.5	5.5
Interest expense, net	—	—	—	10.9	10.9
Foreign exchange gain	—	—	—	(2.8)	(2.8)
Other income, net	—	—	—	(0.2)	(0.2)
Net income (loss) before income taxes	5.4	23.0	1.4	(15.3)	14.5
Income tax expense	—	—	—	0.2	0.2
Net income (loss)	$5.4	$23.0	$1.4	$(15.5)	$14.3

	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Consolidated
Nine Months Ended September 30, 2020
Project revenues	$67.4	$86.7	$45.5	$0.7	$200.3
Segment assets	229.7	208.4	353.0	49.3	840.4
Project Adjusted EBITDA	$23.3	$79.1	$35.7	$(1.0)	$137.1
Change in fair value of derivative instruments	—	(9.3)	—	3.7	(5.6)
Depreciation and amortization	16.8	26.6	14.7	0.2	58.3
Interest, net	2.0	—	—	0.1	2.1
Project income (loss)	4.5	61.8	21.0	(5.0)	82.3
Administration	—	—	—	16.8	16.8
Interest expense, net	—	—	—	31.7	31.7
Foreign exchange gain	—	—	—	(6.2)	(6.2)
Other income, net	—	—	—	(2.7)	(2.7)
Net income (loss) before income taxes	4.5	61.8	21.0	(44.6)	42.7
Income tax expense	—	—	—	5.2	5.2
Net income (loss)	$4.5	$61.8	$21.0	$(49.8)	$37.5

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Consolidated
Nine Months Ended September 30, 2019
Project revenues	$64.5	$99.6	$50.6	$0.7	$215.4
Segment assets	295.6	251.3	371.6	78.7	997.2
Project Adjusted EBITDA	$31.5	$80.6	$41.2	$(0.1)	$153.2
Change in fair value of derivative instruments	—	0.1	—	8.2	8.3
Depreciation and amortization	17.9	28.0	14.6	0.1	60.6
Interest, net	2.3	(0.3)	—	—	2.0
Insurance loss	1.0	—	—	—	1.0
Other project expense	—	1.2	—	—	1.2
Project income (loss)	10.3	51.6	26.6	(8.4)	80.1
Administration	—	—	—	17.3	17.3
Interest expense, net	—	—	—	33.0	33.0
Foreign exchange loss	—	—	—	7.1	7.1
Other expense, net	—	—	—	0.7	0.7
Net income (loss) before income taxes	10.3	51.6	26.6	(66.5)	22.0
Income tax expense	—	—	—	2.4	2.4
Net income (loss)	$10.3	$51.6	$26.6	$(68.9)	$19.6

The tables below provide information, by country, about our consolidated operations for the three and nine months ended September 30, 2020 and 2019 and for Property, Plant and Equipment, PPAs and other intangible assets and total assets as of September 30, 2020 and December 31, 2019, respectively. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Project revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$46.5	$54.9	$140.1	$159.5
Canada	18.7	16.2	60.2	55.9
Total	$65.2	$71.1	$200.3	$215.4

	Property, Plant and		PPAs and
	Equipment, net of		other intangible assets, net of
	accumulated depreciation		accumulated amortization		Total assets
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
United States	$357.7	$353.9	$124.8	$142.8	$666.5	$762.3
Canada	137.1	148.2	1.0	1.5	173.9	173.3
Total	$494.8	$502.1	$125.8	$144.3	$840.4	$935.6

Concentration risk

Georgia Power Company, Independent Electricity System Operator (“IESO”), BC Hydro, and Equistar Chemicals, LP, provided 15.5%, 12.2%, 11.3%, and 10.7%, respectively, of total consolidated revenues for the three months ended September 30, 2020. Georgia Power Company, IESO, Southern California Edison and Equistar Chemicals, LP provided 16.2%, 11.2%, 10.5% and 10.4%, respectively, of total consolidated revenues for the three months ended September 30, 2019.

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

Niagara Mohawk, IESO, Georgia Power Company, BC Hydro, and Equistar Chemicals, LP provided 16.1%, 13.5%, 11.6%, 11.2% and 10.8%, respectively, of total consolidated revenues for the nine months ended September 30, 2020. Niagara Mohawk, Georgia Power Company, IESO and Equistar Chemicals, LP, provided 18.4%, 12.1%, 12.1% and 11.6%, respectively, of total consolidated revenues for the nine months ended September 30, 2019.

Niagara Mohawk purchases electricity from the Curtis Palmer project in the Hydroelectric segment, IESO purchases electricity from the Calstock, Tunis, and Nipigon projects in the Solid Fuel and Natural Gas segments, Georgia Power Company purchases electricity from the Piedmont project in the Solid Fuel segment, Equistar Chemicals, LP purchases electricity from the Morris project in the Natural Gas segment, and BC Hydro purchases electricity from the Mamquam and Moresby Lake projects in the Hydroelectric segment and the Williams Lake project in the Solid Fuel segment.

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

Contingencies

Fire at Cadillac project

On September 22, 2019, the Cadillac project experienced a malfunction in its steam turbine that began a cascade of events, sparking a fire. The fire was contained by the plant’s fire protection system and the local fire department and did not result in any injuries or known environmental violations.

Physical Damage

The biomass plant suffered significant damage to the turbine, generator and other components in that area of the plant as a result of the fire. The boiler, cooling tower, fuel pile and fuel handling equipment were not affected. Reconstruction of Cadillac was completed in late July 2020 and the plant was recommissioned, tested and returned to service on August 20, 2020. Our insurance covers the repair or replacement of the assets that experienced loss or damage. The property damage deductible under the policies insuring the Cadillac assets is $1.0 million. Losses have exceeded the deductible under these insurance policies.

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

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

Impact

The Cadillac biomass plant is a component of our Solid Fuel segment. The fire resulted in a triggering event to test the Cadillac’s asset group for long-lived asset impairment. Based on our expectation of insurance recoveries and a full repair of the plant, we did not record an impairment at Cadillac because its estimated undiscounted future cash flows exceed the carrying value of the asset group at the date of the incident.

Because the plant experienced significant damage and it was probable that insurance proceeds would be received in order to repair the facility, we applied accounting for gains and losses on involuntary conversions. Insurance proceeds received in excess of incurred losses will be accounted for as gain contingencies. Reimbursements for lost profits, or business interruption losses, are accounted for as a gain contingency because lost profits are not considered an incurred loss. Based on loss estimates and expenses incurred through September 30, 2019, we recorded a $25 million write-down of Cadillac’s property, plant and equipment and a $0.3 million write-down of capital spares inventory in the three months ended September 30, 2019. We also recorded a corresponding insurance receivable ($24.2 million), a component of other current assets, less the $1.0 million property damage deductible, which was recorded as a charge to other project income, because we believed that it was probable we would receive insurance recoveries up to our estimated plant write-down. As the plant was repaired, any costs incurred were capitalized to property, plant and equipment. During the three months ended December 31, 2019, we recorded an additional $0.6 million write-down of fuel inventory, with a corresponding increase to the insurance receivable.

During the year ended December 31, 2019, we received $11.3 million of insurance proceeds with respect to the fire at Cadillac, which were applied against the cumulative insurance receivable of $24.8 million. We received insurance proceeds of $7.0 million and $19.7 million for the three and nine months ended September 30, 2020, respectively, bringing the total cumulative proceeds received to $31.0 million. As of September 30, 2020, the insurance receivable balance has been reduced to zero. During the third quarter 2020, we recorded business interruption proceeds of $6.2 million. These business interruption proceeds are included in other project income on our condensed consolidated statements of operations.

As of November 6, 2020, we estimate additional insurance recoveries related to business interruption losses and property losses in the range of $10.0 to $11.0 million in settlement of the claim. We expect all contingencies related to the remaining business interruption losses and property losses to be resolved once final payment is received from the insurers, which is when we will recognize the reimbursements on our condensed consolidated statement of operations.

General

From time to time, Atlantic Power, its subsidiaries and the projects are parties to disputes and litigation that arise in the normal course of business. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. There are no matters pending which are expected to have a material adverse impact on our financial position or results of operations or have been reserved for as of September 30, 2020.

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

The following table presents the components of lease expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost: (1)
Operating lease cost	$0.5	$0.5	$1.6	$1.3
Sublease income	(0.3)	(0.3)	(0.8)	(0.9)
Total lease cost	$0.2	$0.2	$0.8	$0.4

(1) Short-term lease costs and finance lease costs are immaterial to the Company

ATLANTIC POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except per-share amounts)

(Unaudited)

The following table presents operating and finance lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	Lease	Income from	Net lease
	Payments	subleasing	payments
2020	$0.6	$(0.3)	$0.3
2021	2.0	(1.1)	0.9
2022	1.7	(1.1)	0.6
2023	1.2	(0.7)	0.5
2024	0.1	—	0.1
Thereafter	—	—	—
Total operating lease payments	$5.6	$(3.2)	$2.4
Less: present value discount	(0.2)
Total operating lease liabilities	$5.4

	Lease
	Payments
2020	$—
2021	0.1
2022	0.1
Thereafter	—
Total finance lease payments	$0.2
Less: amount representing interest	(0.1)
Total finance lease liabilities	$0.1

Other Information:
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	$0.8

Weighted average remaining lease term (in years):
Operating leases	2.9
Finance leases	1.7
Weighted average discount rate - operating leases	3.9%
Weighted average discount rate - finance leases	4.1%

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

As of September 30, 2020, we have ten PPAs accounted for as operating leases among our twenty-one projects in operation. No extension terms exist for our PPAs accounted for as leases and the remaining lease term varies from nineteen months to twenty-three years. The following table provides lease income recorded as energy and capacity sales by segment from PPAs accounted for as operating leases:

	Rental Income from operating leases		Rental Income from operating leases
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Solid Fuel	$19.0	$26.1	$51.1	$64.4

Natural Gas	7.0	6.5	19.0	18.4

Hydroelectric	9.2	9.7	45.5	50.6
	$35.2	$42.3	$115.6	$133.4

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

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “outlook,” “objective,” “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “plans,” “continue,” or similar expressions suggesting future outcomes or events. Examples of such statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to the following:

●	the impact of COVID-19 on the economy and our operations, including the measures taken by governmental authorities to address it (or failure to implement additional stimulus measures), which may precipitate or exacerbate other risks and/or uncertainties, and the current resurgence in new cases of COVID-19 might lead to reinstatement of restrictions on individuals and businesses;

●	our ability to generate sufficient cash flow to service our debt obligations or implement our business plan, including financing internal or external growth opportunities;

●	the outcome or impact of our business strategy to increase our intrinsic value on a per-share basis through disciplined management of our balance sheet and cost structure and internal investments in our fleet, external acquisitions and repurchases of debt, common and preferred securities;

●	our ability to renew or enter into new PPAs on favorable terms or at all after the expiration of our current agreements;

●	our ability to meet the financial covenants under our senior secured term loans and other indebtedness;

●	our ability to ensure that our plants operate safely and effectively;

●	expectations regarding maintenance and capital expenditures; and

●	the impact of legislative, regulatory, competitive and technological changes.

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

Forward looking statements involve significant risks and uncertainties, should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. In addition, a number of factors could cause actual results to differ materially from the results discussed in the forward looking statements, including, but not limited to, the factors included in the filings Atlantic Power makes from time to time with the SEC and the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10 K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in this Quarterly Report on Form 10-Q. To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10 Q, including with respect to our business plan and any updates to our business strategy, such risk factors should be read in light of such information. Our business is both highly competitive and subject to various risks.

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

OVERVIEW

Atlantic Power is an independent power producer that owns power generation assets in eleven states in the United States and two provinces in Canada. Our power generation projects, which are diversified by geography, fuel type, dispatch profile and offtaker, sell electricity to utilities and other large customers predominantly under long-term PPAs, which seek to minimize exposure to changes in commodity prices. As of September 30, 2020, our portfolio consisted of twenty-one operating projects with an aggregate electric generating capacity of approximately 1,723 megawatts (“MW”) on a gross ownership basis and approximately 1,327 MW on a net ownership basis. Sixteen of the projects are majority-owned by the Company.

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

Available Information

Access to our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge through the Investors section of our website at https://investors.atlanticpower.com/corporate-profile as soon as is reasonably practical after we electronically file or furnish these reports. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the Canadian Securities Administrators (“CSA”) may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com. Except for the documents specifically incorporated by reference into this Form 10-Q, information contained on our website or the SEC or CSA websites is not incorporated by reference in the Form 10-Q and should not be considered to be a part of the Form 10-Q. We have included our website address and that of the SEC and CSA only as inactive textual references and do not intend them to be active links to such websites. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law. We are not a foreign private issuer, as defined in Rule 3b-4 under the Exchange Act.

RECENT DEVELOPMENTS

Cadillac Repair Update

On September 22, 2019, the Cadillac project experienced a malfunction in its steam turbine that began a cascade of events, sparking a fire that resulted in significant damage to the turbine, generator and other components in that area of the plant. The fire was contained by the plant’s fire protection system and the local fire department and did not result in any injuries or known environmental violations. Reconstruction of Cadillac was completed in late July 2020 and the plant was recommissioned, tested and returned to service on August 20, 2020. Although the plant incurred significant damage, the financial impact has been limited by our comprehensive insurance coverage.

We received insurance proceeds of $7.0 million and $19.7 million for the three and nine months ended September 30, 2020, respectively, bringing the total cumulative proceeds received to $31.0 million. Proceeds were applied against the Cadillac insurance receivable, reducing the balance to zero as of September 30, 2020. Reimbursements for lost profits, or business interruption losses, were accounted for as a gain contingency because lost profits are not considered an incurred loss. During the third quarter 2020, we recorded business interruption proceeds of $6.2 million. These business interruption proceeds are included in other project income (loss) on our condensed consolidated statements of operations.

As of November 6, 2020, we estimate additional insurance recoveries related to business interruption losses and property losses in the range of $10.0 to $11.0 million in settlement of the claim. We expect all contingencies related to the remaining business interruption losses and property losses to be resolved once final payment is received from the insurers, which is when we will recognize the reimbursements on our condensed consolidated statement of operations.

In the nine months ended September 30, 2020, we recorded $21.8 million of capital additions related to repairs at Cadillac and cumulative additions of $26.8 million since the inception of the reconstruction.

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

Share buybacks

Under the NCIB, we repurchased and cancelled 7,540,105 million shares at a cost of $15.8 million during the nine months ended September 30, 2020.

We also repurchased and cancelled 381,794 Series 1 Shares, 62,365 Series 2 Shares and 120,000 Series 3 Shares of APPEL at a total cost of $6.4 million. As a result of the repurchase, a $7.4 million loss was attributed to the preferred shares of a subsidiary company in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Status of Calstock and Oxnard PPAs

In May 2020, the PPA with the Ontario Electricity Financial Corporation for Calstock, which had been scheduled to expire in June 2020, was extended to December 16, 2020 under existing terms. The extension provides the provincial government additional time to evaluate the future role of the Calstock plant and biomass generation in the province.

Our Oxnard project is currently operating under a Reliability Must-Run (RMR) contract with the California Independent System Operator (CAISO) through December 31, 2020. The RMR contract is based upon the plant’s cost of service and is subject to the approval of the Federal Energy Regulatory Commission (FERC), which is pending.

On August 28, 2020, we executed an agreement to sell Resource Adequacy (RA) capacity from the Oxnard plant effective January 1, 2021 through December 31, 2021. Capacity provided under the agreement will be used to satisfy the load obligations of a community choice aggregator. Under the RA agreement, Oxnard will receive a fixed monthly capacity payment. The capacity payment alone represents an improved outcome compared to a potential RMR alternative for 2021. The RA agreement also provides the opportunity for the plant to receive revenue from the potential sale of energy and ancillary services as well as other non-capacity revenues.

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

OUR POWER PROJECTS

The table below outlines our portfolio of power generating assets in operation as of November 6, 2020, including our interest in each facility. Management believes the portfolio is well diversified in terms of electricity and steam buyers, fuel type, regulatory jurisdictions and regional power pools, thereby partially mitigating exposure to market, regulatory or environmental conditions specific to any single region. Our customers are generally large utilities and other parties with investment-grade credit ratings, as measured by Standard & Poor’s (“S&P”). For customers rated by Moody’s, we substitute the corresponding S&P rating in the table below. Customers that have assigned ratings at the top end of the range of investment-grade have, in the opinion of the rating agency, the strongest capability for payment of debt or payment of claims, while customers at the lower end of the range of investment-grade have weaker capacity. Agency ratings are subject to change, and there can be no assurance that a rating agency will continue to rate the customers, and/or maintain their current ratings. A security rating may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the customers will have on their liquidity or their ability to pay their debts or other obligations.

Project	Location	Type	MW	Economic Interest	Net MW	Primary Electric Purchasers	Power Contract Expiry	Customer Credit Rating (S&P)

Solid Fuel Segment
Allendale	South Carolina	Biomass	20	100.00%	20	South Carolina Public Service Authority	November 2043	A (1)
Cadillac	Michigan	Biomass	40	100.00%	40	Consumers Energy	June 2028	A-
Calstock	Ontario	Biomass	35	100.00%	35	Ontario Electricity Financial Corporation	December 2020 (2)	AA- (1)
Chambers(3)	New Jersey	Coal	262	40.00%	89	Atlantic City Electric (4)	March 2024	A-
					16	Chemours Co.	March 2024	B+
Craven(3)	North Carolina	Biomass	48	50.00%	24	Duke Energy Carolinas, LLC	December 2027	A-
Dorchester	South Carolina	Biomass	20	100.00%	20	South Carolina Public Service Authority	October 2043	A (1)
Grayling(3)	Michigan	Biomass	37	30.00%	11	Consumers Energy	December 2027	A-
Piedmont	Georgia	Biomass	55	100.00%	55	Georgia Power	September 2032	A-
Williams Lake	British Columbia	Biomass	66	100.00%	66	BC Hydro	September 2029	AAA (1)

Natural Gas Segment
Frederickson(3)	Washington	Natural Gas	250	50.15%	50	Benton Co. PUD	August 2022	AA- (1)
					45	Grays Harbor PUD	August 2022	A+ (1)
					30	Franklin Co. PUD	August 2022	A+ (1)
Kenilworth	New Jersey	Natural Gas	29	100.00%	29	Merck & Co., Inc.	September 2021	AA-
						Merchant	N/A	NR
Manchief (5)	Colorado	Natural Gas	300	100.00%	300	Public Service Company of Colorado	April 2022	A-
Morris (6)	Illinois	Natural Gas	177	100.00%	100	Merchant	N/A	NR
					77	Equistar Chemicals, LP (7)	December 2034	BBB (8)
Nipigon	Ontario	Natural Gas	40	100.00%	40	Independent Electricity System Operator	December 2022	AA- (1)
Orlando(3)	Florida	Natural Gas	129	50.00%	65	Duke Energy Florida, LLC	December 2023	A-
Oxnard	California	Natural Gas	49	100.00%	49	California Independent System Operator	December 2020 (9)	A+
Tunis	Ontario	Natural Gas	37	100.00%	37	Independent Electricity System Operator	October 2033	AA- (1)

Hydroelectric Segment
Curtis Palmer	New York	Hydro	60	100.00%	60	Niagara Mohawk Power Corporation	December 2027 (10)	A-
Koma Kulshan	Washington	Hydro	13	100.00%	13	Puget Sound Energy	March 2037	BBB
Mamquam(11)	British Columbia	Hydro	50	100.00%	50	BC Hydro	September 2027	AAA (1)
Moresby Lake	British Columbia	Hydro	6	100.00%	6	BC Hydro	August 2022	AAA (1)
(1)	Customer is rated by Moody’s but not S&P; therefore, the rating shown in the table is the S&P rating that corresponds to the actual Moody’s rating.

(2)	The PPA with the Ontario Electricity Financial Corporation, which had been scheduled to expire in June 2020, was extended to December 16, 2020 on existing terms. The extension provides the provincial government additional time to evaluate the future role of the Calstock plant and biomass generation in the province.

(3)	Unconsolidated entities for which the results of operations are reflected in equity earnings of unconsolidated affiliates.

(4)	The base PPA with Atlantic City Electric (“ACE”) makes up the majority of the revenue from the 89 Net MW. For sales of energy and capacity not purchased by ACE under the base PPA and sold to the spot market, profits are shared with ACE under a separate power sales agreement.

(5)	In May 2019, we entered into an agreement to sell Manchief to PSCo following the expiration of the PPA in April 2022 for $45.2 million subject to working capital and other customary adjustments.

(6)	Equistar has an option to purchase Morris that is exercisable in December 2020 and in December 2027.

(7)	Equistar has the right under the PPA to take up to 77 MW, but on average has taken approximately 50 MW.

(8)	Represents the credit rating of LyondellBasell, the parent company of Equistar Chemicals, as Equistar is not rated.

(9)	The PPA with Southern California Edison expired on May 25, 2020 and was not renewed or extended. The Company executed an RMR contract with the California Independent System Operator that became effective June 1, 2020 and will expire December 31, 2020. The RMR contract is conditioned upon the approval of the FERC; the application for approval was submitted to the FERC on May 28, 2020 and is pending. On August 28, 2020, we executed an agreement to sell RA capacity from the Oxnard plant effective January 1, 2021 through December 31, 2021.

(10)	The Curtis Palmer PPA expires at the earlier of December 2027 or the provision of 10,000 GWh of generation. From January 6, 1995 through September 30, 2020, the facility has generated 8,301 GWh under its PPA. Based on cumulative generation to date, we expect the PPA to expire prior to December 2027.

(11)	BC Hydro has an option to purchase Mamquam that is exercisable in November 2021 and every five-year anniversary thereafter.

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

Consolidated Overview and Results of Operations

Performance highlights

The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, which are analyzed in greater detail below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions of U.S. dollars, except as otherwise stated)	2020	2019	2020	2019

Project revenue	$65.2	$71.1	$200.3	$215.4
Project income	38.0	27.9	82.3	80.1
Net income attributable to Atlantic Power Corporation	16.2	12.6	40.0	22.7
Net cash provided by operating activities	27.8	36.4	72.1	104.5
Net cash used in investing activities	(6.5)	(29.1)	(9.4)	(28.0)
Net cash used in financing activities	(26.9)	(20.3)	(112.4)	(87.1)
Earnings per share attributable to Atlantic Power Corporation—basic	0.18	0.12	0.41	0.21
Earnings per share attributable to Atlantic Power Corporation—diluted	0.15	0.10	0.34	0.19
Project Adjusted EBITDA(1)	49.5	48.9	137.1	153.2
(1)	See reconciliation and definition in Supplementary Non-GAAP Financial Information.

Project revenue decreased by $5.9 million to $65.2 million in the three months ended September 30, 2020 from $71.1 million in the three months ended September 30, 2019. The primary drivers of the decrease are as follows:

●	Oxnard – the new RMR contract, which became effective in June 2020 and will expire in December 2020, provides for lower energy and capacity revenue than the previous contract, resulting in a decrease in project revenue of $6.0 million;

●	Cadillac – the project was non-operational through August 20, 2020 following the fire in September 2019, resulting in a $1.6 million decrease in energy and capacity revenue;

●	Piedmont – a combination of forced and planned maintenance outages at our Piedmont project resulted in a $1.4 million decrease in revenue from the comparable 2019 period; and

●	Curtis Palmer – lower water flows resulted in a decrease in project revenue of $1.4 million from the comparable 2019 period.

These decreases in project revenue were partially offset by increases in project revenue resulting from:

●	Williams Lake – a $1.8 million increase in revenue from the comparable 2019 period primarily due to the project’s new energy purchase agreement that became effective in October 2019, and higher generation than the comparable 2019 period; and

●	Allendale and Dorchester – the Allendale and Dorchester projects contributed $1.8 million of revenue in the three months ended September 30, 2020. The projects were purchased in July 2019.

Consolidated project income increased by $10.1 million to $38.0 million in the three months ended September 30, 2020 from $27.9 million in the three months ended September 30, 2019. The primary drivers of the increase are as follows:

●	Derivative instruments – the change in the fair value of our derivative instruments increased $7.0 million from the comparable 2019 period;

●	Business interruption proceeds – Insurance recoveries related to business interruption losses of $6.2 million were recognized at Cadillac; and

●	Fuel expenses – fuel expenses decreased by $1.9 million from the comparable 2019 period primarily due to a decrease of $1.8 million at our Oxnard project, due to the new RMR contract and lower generation for the project.

These increases in project income were partially offset by a decrease in project income resulting from:

●	Project revenue – project revenue decreased $5.9 million as discussed above.

Project revenue decreased by $15.1 million to $200.3 million in the nine months ended September 30, 2020 from $215.4 million in the nine months ended September 30, 2019. The primary drivers of the decrease are as follows:

●	Cadillac – the project was non-operational through August 20, 2020 following the fire in September 2019, resulting in a $10.3 million decrease in energy and capacity revenue;

●	Oxnard – the new RMR contract, effective from June 2020 through December 2020, provides for lower energy and capacity revenue than the previous contract, resulting in a decrease in project revenue of $9.7 million;

●	Curtis Palmer – lower water flows resulted in a $7.4 million decrease in revenue from the comparable 2019 period;

●	Morris – there was a $5.9 million decrease in project revenue at our Morris project due to lower fuel index prices than in 2019; and

●	Piedmont – a combination of forced and planned maintenance outages at our Piedmont project resulted in a $3.0 million decrease in revenue from the comparable 2019 period.

These decreases in project revenue were partially offset by increases in project revenue resulting from:

●	Allendale and Dorchester – the Allendale and Dorchester projects contributed $14.3 million of revenue in the nine months ended September 30, 2020. The projects were purchased in July 2019;

●	Williams Lake – a $1.3 million increase in revenue from the comparable 2019 period primarily due to the project’s new energy purchase agreement that became effective in October 2019;

●	Kenilworth – a $1.2 million increase in revenue from the comparable 2019 period, primarily due to a steam revenue adjustment;

●	Mamquam – higher water flows resulted in a $0.9 million increase in revenue from the comparable 2019 period; and

●	Nipigon – a $0.9 million increase in capacity revenue due to contractual rate escalation and the project’s savings pool shared by Nipigon and the offtaker.

Consolidated project income increased by $2.2 million to $82.3 million in the nine months ended September 30, 2020 from $80.1 million in the nine months ended September 30, 2019. The primary drivers of the increase are as follows:

●	Derivative instruments – the change in the fair value of our derivative instruments increased $13.9 million from the comparable 2019 period;

●	Business interruption proceeds – Insurance recoveries related to business interruption losses of $6.2 million were recognized at Cadillac;

●	Fuel expenses – fuel expenses decreased by $3.9 million from the comparable 2019 period primarily due to a decrease of $6.1 million at our Morris project due to lower fuel index prices, a decrease of $3.2 million at our Oxnard project, due to the new RMR contract and lower generation for the project, and a decrease of $2.3 million at our Cadillac project, which was non-operational through August 20, 2020 following the fire in September 2019, partially offset by a combined increase of $6.9 million at our Allendale project and our Dorchester project; and

●	Depreciation and amortization expense – depreciation and amortization expense decreased by $3.2 million from the comparable 2019 period primarily due to a decrease of $1.4 million at our Oxnard project and a decrease of $1.1 million at our Calstock project, as their PPA intangibles were fully amortized in June and May of 2020, respectively.

These increases in project income were offset by decreases in project income resulting from:

●	Project revenue – project revenue decreased $15.1 million as discussed above; and

●	Operation and maintenance expenses – operation and maintenance expenses increased by $9.4 million from the comparable 2019 period primarily due to an increase of $7.1 million at our Allendale project and our Dorchester project, which were purchased in July 2019, an increase of $2.8 million at our Williams Lake project due to extensive planned maintenance, including replacement of the project’s cooling tower, and an increase of $1.6 million at our Morris project due to gas turbine maintenance expense. These increases were partially offset by a decrease of $3.3 million at our Oxnard project, which underwent a maintenance outage in the comparable 2019 period.

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

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table provides our consolidated results of operations:

	Three months ended September 30,
	2020	2019	$ change	% change
Project revenue:
Energy sales	$30.3	$29.2	$1.1	3.8%
Energy capacity revenue	29.7	38.0	(8.3)	(21.8)%
Other	5.2	3.9	1.3	33.3%
	65.2	71.1	(5.9)	(8.3)%
Project expenses:
Fuel	17.5	19.4	(1.9)	(9.8)%
Operations and maintenance	21.2	19.5	1.7	8.7%
Depreciation and amortization	14.5	16.2	(1.7)	(10.5)%
	53.2	55.1	(1.9)	(3.4)%
Project other income (loss):
Change in fair value of derivative instruments	8.1	1.1	7.0	NM (1)
Equity in earnings of unconsolidated affiliates	12.1	12.1	—	—%
Interest expense, net	(0.4)	(0.3)	(0.1)	33.3%
Insurance gain (loss)	6.2	(1.0)	7.2	NM
	26.0	11.9	14.1	NM
Project income	38.0	27.9	10.1	36.2%
Administrative and other expenses (income):
Administration	5.6	5.5	0.1	1.8%
Interest expense, net	10.8	10.9	(0.1)	(0.9)%
Foreign exchange loss (gain)	5.1	(2.8)	7.9	NM
Other income, net	(3.8)	(0.2)	(3.6)	NM
	17.7	13.4	4.3	32.1%
Income from operations before income taxes	20.3	14.5	5.8	40.0%
Income tax expense	2.5	0.2	2.3	NM
Net income	17.8	14.3	3.5	24.5%
Net income attributable to preferred shares of a subsidiary company	1.6	1.7	(0.1)	(5.9)%
Net income attributable to Atlantic Power Corporation	$16.2	$12.6	$3.6	28.6%

(1) NM is defined as “not meaningful” and includes changes greater than 100%.

	Three months ended September 30, 2020
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$14.3	$7.5	$8.5	$—	$30.3
Energy capacity revenue	12.2	17.5	—	—	29.7
Other	0.2	4.1	0.7	0.2	5.2
	26.7	29.1	9.2	0.2	65.2
Project expenses:
Fuel	9.4	8.1	—	—	17.5
Operations and maintenance	9.9	7.1	3.6	0.6	21.2
Depreciation and amortization	3.1	6.5	4.9	—	14.5
	22.4	21.7	8.5	0.6	53.2
Project other income (loss):
Change in fair value of derivative instruments	—	6.3	—	1.8	8.1
Equity in earnings of unconsolidated affiliates	0.6	11.5	—	—	12.1
Interest expense, net	(0.3)	—	—	(0.1)	(0.4)
Insurance gain	6.2	—	—	—	6.2
	6.5	17.8	—	1.7	26.0
Project income	$10.8	$25.2	$0.7	$1.3	$38.0

	Three months ended September 30, 2019
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$12.4	$7.7	$9.1	$—	$29.2
Energy capacity revenue	13.7	24.3	—	—	38.0
Other	—	3.1	0.6	0.2	3.9
	26.1	35.1	9.7	0.2	71.1
Project expenses:
Fuel	8.4	11.0	—	—	19.4
Operations and maintenance	7.8	7.8	3.4	0.5	19.5
Depreciation and amortization	3.7	7.6	4.9	—	16.2
	19.9	26.4	8.3	0.5	55.1
Project other income (loss):
Change in fair value of derivative instruments	—	2.7	—	(1.6)	1.1
Equity in earnings of unconsolidated affiliates	0.5	11.6	—	—	12.1
Interest expense, net	(0.3)	—	—	—	(0.3)
Insurance loss	(1.0)	—	—	—	(1.0)
	(0.8)	14.3	—	(1.6)	11.9
Project income (loss)	$5.4	$23.0	$1.4	$(1.9)	$27.9

Solid Fuel

Project income for the three months ended September 30, 2020 increased $5.4 million from the comparable 2019 period primarily due to:

●	increased project income of $6.3 million at Cadillac primarily due to insurance proceeds of $6.2 million for business interruption losses as a result of the fire at the project in September 2019;

●	increased project income of $1.3 million at Chambers primarily due to lower fuel consumption and improved heat rate than the comparable 2019 period; and

●	increased project income of $1.0 million at Williams Lake primarily due to the project’s new energy purchase agreement that became effective in October 2019, and higher generation than the comparable 2019 period, which resulted in a $1.8 million increase in project revenue from the comparable 2019 period.

These increases were partially offset by:

●	decreased project income of $1.1 million at Piedmont due to maintenance outages in the current period;

●	decreased project income of $0.8 million at Grayling due to a maintenance outage in the current period; and

●	decreased project income of $0.6 million at Calstock primarily due to a $0.8 million increase in fuel expenses from the comparable 2019 period, partially offset by a $0.4 million decrease in intangible amortization as the project’s PPA intangibles were fully amortized in May 2019.

Natural Gas

Project income for the three months ended September 30, 2020 increased $2.2 million from the comparable 2019 period primarily due to:

●	increased project income of $5.0 million at Orlando primarily due to a $4.9 million increase in the fair value of natural gas swaps;

●	increased project income of $0.6 million at Nipigon primarily due to a $0.6 million decrease in maintenance expense due to major maintenance at the project in the comparable 2019 period; and

●	increased project income of $0.6 million at Manchief primarily due to higher dispatch than the comparable 2019 period.

These increases were partially offset by:

●	decreased project income of $2.1 million at Morris due to increased gas turbine maintenance expense of $1.1 million and a lower gross margin from lower PJM pricing; and

●	decreased project income of $2.0 million at Oxnard due to the new RMR contract, effective from June 2020 through December 2020, which provides for lower energy and capacity revenue than the previous contract.

Hydroelectric

Project income for the three months ended September 30, 2020 decreased $0.7 million from the comparable 2019 period primarily due to:

●	decreased project income of $1.7 million at Curtis Palmer primarily due to lower water flows than the comparable 2019 period.

Corporate

Project income for the three months ended September 30, 2020 increased $3.2 million from the comparable 2019 period primarily due to a $5.4 million increase in the fair value of interest rate swap agreements related to the senior secured credit facility.

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

Administration

Administration expense for the three months ended September 30, 2020 did not change materially from the three months ended September 30, 2019.

Interest expense, net

Interest expense for the three months ended September 30, 2020 did not change materially from the three months ended September 30, 2019.

Foreign exchange loss

Foreign exchange loss increased by $7.9 million to a $5.1 million loss in the three months ended September 30, 2020 from a $2.8 million gain in the comparable 2019 period, due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and Series E Debentures). The Canadian dollar appreciated 2.1% against the U.S. dollar from June 30, 2020 to September 30, 2020, as compared to a 1.2% depreciation in the comparable 2019 period.

Other income, net

Other income, net increased by $3.6 million for the three months ended September 30, 2020 from the comparable 2019 period primarily due to a $3.5 million change in the fair value of the conversion option of the Series E Debentures.

Income tax expense

Income tax expense for the three months ended September 30, 2020 was $2.5 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $5.5 million. The primary items impacting the tax rate for the three months ended September 30, 2020 were a net decrease to our valuation allowances of $2.7 million, consisting of $0.2 million increases in Canada due to the incurrence of operating losses and $2.9 million decreases in the United States due to the utilization of net operating losses, and $1.4 million relating to foreign exchange losses. These items were partially offset by $1.1 million relating to withholding, federal and state taxes.

Income tax expense for the three months ended September 30, 2019 was $0.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $3.9 million. The primary item impacting the tax rate for the three months ended September 30, 2019 was a net decrease to our valuation allowances of $4.4 million, consisting of $1.0 million of decreases in Canada and $3.4 million of decreases in the United States due to the utilization of net operating losses in both jurisdictions. This item was partially offset by $0.5 million relating to withholding, federal and state taxes and $0.2 million of other permanent differences.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following table provides our consolidated results of operations:

	Nine months ended September 30,
	2020	2019	$ change	% change
Project revenue:
Energy sales	$102.1	$102.7	$(0.6)	(0.6)%
Energy capacity revenue	84.8	99.8	(15.0)	(15.0)%
Other	13.4	12.9	0.5	3.9%
	200.3	215.4	(15.1)	(7.0)%
Project expenses:
Fuel	51.3	55.2	(3.9)	(7.1)%
Operations and maintenance	64.0	54.6	9.4	17.2%
Depreciation and amortization	45.3	48.5	(3.2)	(6.6)%
	160.6	158.3	2.3	1.5%
Project other income (loss):
Change in fair value of derivative instruments	5.6	(8.3)	13.9	NM
Equity in earnings of unconsolidated affiliates	31.8	34.4	(2.6)	(7.6)%
Interest expense, net	(1.0)	(0.9)	(0.1)	11.1%
Insurance gain (loss)	6.2	(1.0)	7.2	NM
Other expense, net	—	(1.2)	1.2	NM
	42.6	23.0	19.6	85.2%
Project income	82.3	80.1	2.2	2.7%
Administrative and other expenses (income):
Administration	16.8	17.3	(0.5)	(2.9)%
Interest expense, net	31.7	33.0	(1.3)	(3.9)%
Foreign exchange (gain) loss	(6.2)	7.1	(13.3)	NM
Other (income) expense, net	(2.7)	0.7	(3.4)	NM
	39.6	58.1	(18.5)	(31.8)%
Income from operations before income taxes	42.7	22.0	20.7	94.1%
Income tax expense	5.2	2.4	2.8	NM
Net income	37.5	19.6	17.9	91.3%
Net loss attributable to preferred shares of a subsidiary company	(2.5)	(3.1)	0.6	(19.4)%
Net income attributable to Atlantic Power Corporation	$40.0	$22.7	$17.3	76.2%

	Nine months ended September 30, 2020
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$40.6	$18.4	$43.1	$—	$102.1
Energy capacity revenue	26.2	58.6	—	—	84.8
Other	0.6	9.7	2.4	0.7	13.4
	67.4	86.7	45.5	0.7	200.3
Project expenses:
Fuel	26.0	25.3	—	—	51.3
Operations and maintenance	33.5	18.9	9.8	1.8	64.0
Depreciation and amortization	9.4	21.1	14.7	0.1	45.3
	68.9	65.3	24.5	1.9	160.6
Project other income (loss):
Change in fair value of derivative instruments	—	9.3	—	(3.7)	5.6
Equity in earnings of unconsolidated affiliates	0.7	31.1	—	—	31.8
Interest expense, net	(0.9)	—	—	(0.1)	(1.0)
Insurance gain	6.2	—	—	—	6.2
	6.0	40.4	—	(3.8)	42.6
Project income (loss)	$4.5	$61.8	$21.0	$(5.0)	$82.3

	Nine months ended September 30, 2019
					Consolidated
	Solid Fuel	Natural Gas	Hydroelectric	Corporate	Total
Project revenue:
Energy sales	$30.7	$23.6	$48.4	$—	$102.7
Energy capacity revenue	33.7	66.1	—	—	99.8
Other	0.1	9.9	2.2	0.7	12.9
	64.5	99.6	50.6	0.7	215.4
Project expenses:
Fuel	21.6	33.6	—	—	55.2
Operations and maintenance	22.4	22.0	9.4	0.8	54.6
Depreciation and amortization	11.2	22.6	14.6	0.1	48.5
	55.2	78.2	24.0	0.9	158.3
Project other income (loss):
Change in fair value of derivative instruments	(0.1)	—	—	(8.2)	(8.3)
Equity in earnings of unconsolidated affiliates	3.1	31.3	—	—	34.4
Interest (expense) income, net	(1.0)	0.1	—	—	(0.9)
Insurance loss	(1.0)	—	—	—	(1.0)
Other expense, net	—	(1.2)	—	—	(1.2)
	1.0	30.2	—	(8.2)	23.0
Project income (loss)	$10.3	$51.6	$26.6	$(8.4)	$80.1

Solid Fuel

Project income for the nine months ended September 30, 2020 decreased $5.8 million from the comparable 2019 period primarily due to:

●	decreased project income of $2.3 million at Craven as a result of extended rotor repairs at the project during 2020. The project was purchased in August 2019 and therefore had a limited impact on project income in the comparable 2019 period;

●	decreased project income of $1.9 million at Williams Lake primarily due to a $2.3 million increase in maintenance expenses from replacement of the cooling tower and contractual curtailment of the project from April through July 2020 under the new PPA;

●	decreased project income of $1.7 million at Grayling as a result of extended rotor and generator repairs at the project during 2020. The project was purchased in August 2019 and therefore had a limited impact on project income in the comparable 2019 period; and

●	decreased project income of $1.5 million at Piedmont primarily due to maintenance outages.

These decreases were partially offset by:

●	increased project income of $1.6 million at Chambers primarily due to lower fuel consumption and improved heat rate than the comparable 2019 period.

Natural Gas

Project income for the nine months ended September 30, 2020 increased $10.2 million from the comparable 2019 period primarily due to:

●	increased project income of $5.8 million at Nipigon primarily due to a $2.6 million increase in the fair value of the fuel agreement accounted for as a derivative financial instrument, a $1.2 million decrease in maintenance expense due to major maintenance at the project in the comparable 2019 period and a $0.9 million increase in capacity revenue due to contractual rate escalation and the project’s savings pool shared by Nipigon and the offtaker;

●	increased project income of $6.2 million at Orlando primarily due to a $7.9 million increase in the fair value of natural gas swaps, partially offset by a $1.9 million increase in fuel expense due to unfavorable fuel prices;

●	increased project income of $1.0 million at Kenilworth primarily due to a steam revenue adjustment; and

●	increased project income of $0.6 million, $0.7 million and $0.4 million at Naval Station, NTC and North Island, respectively, which ceased operations in February 2018, and incurred project losses in the comparable 2019 period primarily related to asset retirement obligations.

These increases were partially offset by:

●	decreased project income of $2.8 million at Morris primarily due increased gas turbine maintenance expense of $1.3 million and a lower gross margin from lower PJM pricing; and

●	decreased project income of $1.9 million at Oxnard primarily due to the new RMR contract, effective from June 2020 to December 2020, that provides for lower energy and capacity revenue than the previous contract.

Hydroelectric

Project income for the nine months ended September 30, 2020 decreased $5.6 million from the comparable 2019 period primarily due to:

●	decreased project income of $8.0 million at Curtis Palmer primarily due to lower water flows than the comparable 2019 period.

This decrease was partially offset by:

●	increased project income of $1.0 million at Mamquam primarily due to higher water flows than the comparable 2019 period.

Corporate

Project income for the nine months ended September 30, 2020 increased $3.4 million from the comparable 2019 period primarily due to a $4.5 million increase in the fair value of interest rate swap agreements related to the senior secured credit facility.

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

Administration

Administration expense for the nine months ended September 30, 2020 did not change materially from the nine months ended September 30, 2019.

Interest expense, net

Interest expense decreased by $1.3 million to $31.7 million in the nine months ended September 30, 2020 from $33.0 million in the comparable period in 2019, primarily due to lower outstanding debt balances than the comparable 2019 period, as well as a lower interest rate on our senior secured credit facility.

Foreign exchange (gain) loss

Foreign exchange loss decreased by $13.3 million to a $6.2 million gain in the nine months ended September 30, 2020 from a $7.1 million loss in the comparable 2019 period, due to the revaluation of instruments denominated in Canadian dollars (primarily our MTNs and Series E Debentures). The Canadian dollar depreciated 2.7% against the U.S. dollar from December 31, 2019 to September 30, 2020, as compared to a 2.9% appreciation in the comparable 2019 period.

Other income, net

Other income, net for the nine months ended September 30, 2020 increased by $3.4 million primarily due to a $3.3 million change in the fair value of the conversion option of the Series E Debentures.

Income tax expense

Income tax expense for the nine months ended September 30, 2020 was $5.2 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $11.5 million. The primary item impacting the tax rate for the nine months ended September 30, 2020 was a net decrease to our valuation allowances of $11.6 million, consisting of $3.6 million decreases in Canada and $8.0 million decreases in the United States due to the utilization of net operating losses in both jurisdictions. This item was offset by $2.7 million related to changes in estimates due to tax filings, $1.7 million relating to withholding, federal and state taxes and $0.9 million of other permanent differences.

Income tax expense for the nine months ended September 30, 2019 was $2.4 million. Expected income tax expense for the same period, based on the Canadian enacted statutory rate of 27%, was $5.9 million. The primary items impacting the tax rate for the three months ended September 30, 2019 was a net decrease to our valuation allowances of $4.5 million, consisting of $4.4 million of increases in Canada due to the incurrence of operating losses and $8.9 million of decreases in the United States due to the utilization of net operating losses. In addition, the rate was further impacted by $1.0 million relating to foreign exchange. These items were partially offset by $1.3 million relating to withholding, federal and state taxes and $0.7 million of other permanent differences.

Project Operating Performance

Two of the primary metrics we utilize to measure the operating performance of our projects are generation and availability. Generation measures the net output of our proportionate project ownership percentage in megawatt hours (“MWh”). Availability is calculated by dividing the total scheduled hours of a project less forced outage hours by the total hours in the period measured. The terms of our PPAs require our projects to maintain certain levels of availability. The majority of our projects were able to achieve their respective capacity payments. For projects where reduced availability adversely impacted capacity payments, the impact was not material for the three and nine months ended September 30, 2020, with the exception of the Cadillac project. While the reduction in availability at the Cadillac project impacted capacity payments for the period ended September 30, 2020, we recovered these capacity payments through the business interruption insurance recoveries for the period. The terms of our PPAs provide for certain levels of planned and unplanned outages. All references below are denominated in net Gigawatt hours (“net GWh”).

Generation

	Generation
	Three months ended September 30,
			% change
(in Net GWh)	2020	2019	2020 vs. 2019
Segment
Solid Fuel	370.6	390.6	(5.1)%
Natural Gas	673.0	772.4	(12.9)%
Hydroelectric	110.8	105.3	5.2%
Total	1,154.4	1,268.3	(9.0)%

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Aggregate power generation for the three months ended September 30, 2020 decreased 9.0% from the comparable 2019 period primarily due to:

●	decreased generation in the Natural Gas segment primarily due to a 108.5 net GWh decrease in generation at Frederickson due to lower dispatch than the comparable 2019 period and a 38.2 net GWh decrease in generation at Oxnard under the new RMR contract, effective from June 2020 through December 2020, as the project runs only when it is called upon to operate. These decreases were partially offset by a 63.7 net GWh increase at Manchief due to higher dispatch than the comparable 2019 period; and

●	decreased generation in the Solid Fuel segment primarily due to a 27.7 net GWh decrease at Piedmont due to maintenance outages and an 11.8 net GWh decrease at Cadillac due to an extended outage as a result of the fire in September 2019. These were partially offset by a combined 25.4 net GWh increase at Allendale and Dorchester, which were acquired in July 2019.

These decreases were partially offset by:

●	increased generation in the Hydroelectric segment primarily due to an 8.7 net GWh increase in generation at Mamquam due to snowpack remaining slightly higher than the historical average, and increased generation of 4.3 and 3.4 net GWh at Koma Kulshan and Moresby Lake, respectively. This was partially offset by a 10.9 net GWh decrease in generation at Curtis Palmer due to lower water flows in the current period.

	Generation
	Nine months ended September 30,
			% change
(in Net GWh)	2020	2019	2020 vs. 2019
Segment
Solid Fuel	1,049.7	1,121.4	(6.4)%
Natural Gas	1,718.5	1,871.7	(8.2)%
Hydroelectric	497.1	506.3	(1.8)%
Total	3,265.3	3,499.4	(6.7)%

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Aggregate power generation for the nine months ended September 30, 2020 decreased 6.7% from the comparable 2019 period primarily due to:

●	decreased generation in the Natural Gas segment primarily due to a 90.9 net GWh decrease in generation at Frederickson due to lower dispatch than the comparable 2019 period, a 58.5 net GWh decrease in generation at Oxnard under the new RMR contract, effective from June 2020 through December 2020, as the project runs only when it is called upon to operate, and a 39.3 net GWh decrease in generation at Morris due to lower PJM pricing in the period. These decreases were partially offset by a 71.6 net GWh increase in generation at Manchief due to higher dispatch than the comparable 2019 period;

●	decreased generation in the Solid Fuel segment of 145.0 net GWh at Williams Lake primarily due to the contractual curtailment during the months of May, June and July under the new PPA. The extended outage at Cadillac due to a fire in September 2019 and outages at Piedmont accounted for an additional 139.0 decrease in net GWh, with generation decreases of 74.6 and 64.4 net GWh, respectively. These decreases were partially offset by a combined generation increase of 228.5 net GWh at Allendale, Dorchester, Craven and Grayling, which were acquired in July 2019; and

●	decreased generation in the Hydroelectric segment, primarily due to a 56.1 net GWh decrease at Curtis Palmer as a result of lower water flows than in 2019. These decreases were partially offset by increased generation at Mamquam of 31.3 net GWh, Koma Kulshan of 8.9 net GWh, and Moresby Lake of 6.7 net GWh due to higher water flows than the comparable 2019 period.

Availability

	Availability
	Three months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Segment
Solid Fuel	75.4%	79.9%	(4.5)%
Natural Gas	96.8%	98.8%	(2.0)%
Hydroelectric	93.4%	97.8%	(4.4)%
Weighted average	87.3%	95.1%	(7.8)%

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Aggregate power availability for the three months ended September 30, 2020 decreased 7.8% from the comparable 2019 period primarily due to:

●	decreased availability in the Solid Fuel segment primarily due to the fire at Cadillac in September 2019 and outages at Piedmont in the current quarterly period;

●	decreased availability in the Hydroelectric segment primarily due to planned outages at Curtis Palmer, partially offset by increased availability at Mamquam and Moresby Lake due to forced outages in the comparable 2019 period; and

●	decreased availability in the Natural Gas segment primarily due to planned outages at Kenilworth in the current quarterly period, partially offset by increased availability at Nipigon due to maintenance outages in the comparable 2019 period.

	Availability
	Nine months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Segment
Solid Fuel	75.3%	90.1%	(14.8)%
Natural Gas	94.6%	98.0%	(3.4)%
Hydroelectric	85.3%	94.6%	(9.3)%
Weighted average	85.0%	95.8%	(10.8)%

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Aggregate power availability for the nine months ended September 30, 2020 decreased 10.8% from the comparable 2019 period primarily due to:

●	decreased availability in the Solid Fuel segment primarily due to the fire at Cadillac in September 2019 and outages at Piedmont in the period;

●	decreased availability in the Hydroelectric segment primarily due to forced outages at Koma Kulshan in the period; and

●	decreased availability in the Natural Gas segment primarily due to planned outages at Kenilworth and Orlando in the period.

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

Project Adjusted EBITDA

	Three months ended			Nine months ended
	September 30,		$ change	September 30,		$ change
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net income	$17.8	$14.3	$3.5	$37.5	$19.6	$17.9
Income tax expense	2.5	0.2	2.3	5.2	2.4	2.8
Income from operations before income taxes	20.3	14.5	5.8	42.7	22.0	20.7
Administration	5.6	5.5	0.1	16.8	17.3	(0.5)
Interest expense, net	10.8	10.9	(0.1)	31.7	33.0	(1.3)
Foreign exchange loss (gain)	5.1	(2.8)	7.9	(6.2)	7.1	(13.3)
Other (income) expense, net	(3.8)	(0.2)	(3.6)	(2.7)	0.7	(3.4)
Project income	$38.0	$27.9	$10.1	$82.3	$80.1	$2.2
Reconciliation to Project Adjusted EBITDA
Depreciation and amortization	18.8	20.2	(1.4)	58.3	60.6	(2.3)
Interest expense, net	0.8	0.8	—	2.1	2.0	0.1
Change in the fair value of derivative instruments	(8.1)	(1.0)	(7.1)	(5.6)	8.3	(13.9)
Insurance loss	—	1.0	(1.0)	—	1.0	(1.0)
Other expense, net	—	—	—	—	1.2	(1.2)
Project Adjusted EBITDA	$49.5	$48.9	$0.6	$137.1	$153.2	$(16.1)
Project Adjusted EBITDA by segment
Solid Fuel	17.1	13.2	3.9	23.3	31.5	(8.2)
Natural Gas	27.1	29.6	(2.5)	79.1	80.6	(1.5)
Hydroelectric	5.6	6.3	(0.7)	35.7	41.2	(5.5)
Corporate	(0.3)	(0.2)	(0.1)	(1.0)	(0.1)	(0.9)
Total	$49.5	$48.9	$0.6	$137.1	$153.2	$(16.1)

Solid Fuel

The following table summarizes Project Adjusted EBITDA for our Solid Fuel segment for the periods indicated:

	Three months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Solid Fuel
Project Adjusted EBITDA	$17.1	$13.2	30%

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Project Adjusted EBITDA for the three months ended September 30, 2020 increased $3.9 million from the comparable 2019 period primarily due to increased Project Adjusted EBITDA of:

●	$5.0 million at Cadillac primarily due to insurance proceeds of $6.2 million for business interruption losses, a portion of which related to losses incurred in 2019, as a result of the fire at the project in September 2019;

●	$1.2 million at Chambers due to lower fuel consumption and improved heat rate than the comparable 2019 period; and

●	$1.1 million at Williams Lake primarily due to the project’s new energy purchase agreement that became effective in October 2019, and higher generation than the comparable 2019 period.

These increases were partially offset by decreases in Project Adjusted EBITDA of:

●	$1.1 million at Calstock due to higher biomass fuel prices; and

●	$1.1 million at Piedmont due to maintenance outages in the current quarterly period.

	Nine months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Solid Fuel
Project Adjusted EBITDA	$23.3	$31.5	(26)%

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Project Adjusted EBITDA for the nine months ended September 30, 2020 decreased $8.2 million from the comparable 2019 period primarily due to decreased Project Adjusted EBITDA of:

●	$2.6 million at Cadillac, which was non-operational from September 2019 to August 20, 2020 due to a fire at the project. This resulted in a decrease of $8.8 million from the comparable 2019 period, partially offset by insurance proceeds of $6.2 million for business interruption losses, a portion of which related to losses incurred in 2019;

●	$1.8 million at Craven, primarily due to rotor repairs at the project during 2020. The project was purchased in August 2019 and therefore had limited impact on project income in the comparable 2019 period;

●	$1.7 million at Williams Lake, primarily due to a $2.3 million increase in maintenance expenses from replacement of the cooling tower, and contractual curtailment of the project from April through July 2020;

●	$1.5 million at Piedmont primarily due to maintenance outages; and

●	$1.4 million at Grayling primarily due to extended rotor and generator repairs at the project during 2020. The project was purchased in August 2019 and therefore had a limited impact on project income in the comparable 2019 period.

These decreases were partially offset by increases in Project Adjusted EBITDA of:

●	$1.4 million at Chambers due to lower fuel consumption and improved heat rate than the comparable 2019 period.

Natural Gas

The following table summarizes Project Adjusted EBITDA for our Natural Gas segment for the periods indicated:

	Three months ended September 30,
			% change
	2020	2019	2020 vs 2019
Natural Gas
Project Adjusted EBITDA	$27.1	$29.6	(8)%

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Project Adjusted EBITDA for the three months ended September 30, 2020 decreased $2.5 million from the comparable 2019 period primarily due to decreased Project Adjusted EBITDA of:

●	$3.0 million at Oxnard due to the new RMR contract, effective from June 2020 through December 2020, which provides for lower energy and capacity revenue than the previous contract; and

●	$1.9 million at Morris due to increased gas turbine maintenance expense of $1.1 million and a lower gross margin from lower PJM pricing.

These decreases were partially offset by an increase in Project Adjusted EBITDA of:

●	$1.6 million at Nipigon due to major maintenance at the project in the comparable period and the project’s savings pool shared by Nipigon and the offtaker.

	Nine months ended September 30,
			% change
	2020	2019	2020 vs 2019
Natural Gas
Project Adjusted EBITDA	$79.1	$80.6	(2)%

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Project Adjusted EBITDA for the nine months ended September 30, 2020 decreased $1.5 million from the comparable 2019 period primarily due to decreased Project Adjusted EBITDA of:

●	$3.2 million at Oxnard due to the new RMR contract, effective from June 2020 through December 2020, which provides for lower energy and capacity revenue than the previous contract;

●	$1.7 million at Orlando primarily due to planned major maintenance at the project; and

●	$1.5 million at Morris primarily due to increased gas turbine maintenance expense of $1.3 million and a lower gross margin from lower PJM pricing.

These decreases were partially offset by increases in Project Adjusted EBITDA of:

●	$3.2 million at Nipigon due to contractual rate escalation and major maintenance at the project in the comparable 2019 period; and

●	$1.0 million at Kenilworth primarily due to a steam revenue adjustment.

Hydroelectric

The following table summarizes Project Adjusted EBITDA for our Hydroelectric segment for the periods indicated:

	Three months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Hydroelectric
Project Adjusted EBITDA	$5.6	$6.3	(11)%

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Project Adjusted EBITDA for the three months ended September 30, 2020 decreased $0.7 million from the comparable 2019 period primarily due to decreased Project Adjusted EBITDA of:

●	$1.7 million at Curtis Palmer primarily due to lower water flows than the comparable 2019 period.

	Nine months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Hydroelectric
Project Adjusted EBITDA	$35.7	$41.2	(13)%

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Project Adjusted EBITDA for the nine months ended September 30, 2020 decreased $5.5 million from the comparable 2019 period primarily due to decreased Project Adjusted EBITDA of:

●	$8.0 million at Curtis Palmer primarily due to lower water flows than the comparable 2019 period.

This decrease was partially offset by an increase in Project Adjusted EBITDA of:

●	$1.1 million at Mamquam primarily due to higher water flows than the comparable 2019 period.

Corporate

The following table summarizes Project Adjusted EBITDA for our Corporate segment for the periods indicated:

	Three months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Corporate
Project Adjusted EBITDA	$(0.3)	$(0.2)	50%

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Project Adjusted EBITDA for the three months ended September 30, 2020 did not change materially from the comparable 2019 period.

	Nine months ended September 30,
			% change
	2020	2019	2020 vs. 2019
Corporate
Project Adjusted EBITDA	$(1.0)	$(0.1)	NM

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Project Adjusted EBITDA for the nine months ended September 30, 2020 did not change materially from the comparable 2019 period.

Liquidity and Capital Resources

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$30.3	$74.9
Restricted cash	2.6	7.7
Total	32.9	82.6
Revolving credit facility availability (1)	102.0	121.7
Total liquidity	$134.9	$204.3
(1)	On March 18, 2020, the borrowing capacity under the Revolver was reduced to $180 million under the amendment to extend the Revolver maturity to April 2025.

Overview

Our primary sources of liquidity are distributions from our projects and availability under our Revolver. Our liquidity depends in part on our ability to successfully enter into new PPAs at projects when PPAs expire or terminate. PPAs in our portfolio have expiration dates ranging from December 16, 2020 (Calstock) to November 2043 (Allendale). Calstock is currently the one project operating under a PPA with an expiration date in 2020. When a PPA expires or is terminated, it may be difficult for us to secure a new PPA, if at all, or the price received by the project for power under subsequent arrangements may be reduced significantly. As a result, this may reduce the cash received from project distributions and the cash available for further debt reduction, identification of and investment in accretive growth opportunities (both internal and external), to the extent available, and other allocation of available cash. See “Risk Factors—Risks Related to Our Financial Position and Economic and Financial Market Conditions —We may not generate sufficient cash flow to service our debt obligations or implement our business plan, including financing internal or external growth opportunities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidated Cash Flow Discussion

The following table reflects the changes in cash flows for the periods indicated:

	Nine months ended
	September 30,
	2020	2019	Change
Net cash provided by operating activities	$72.1	$104.5	$(32.4)
Net cash used in investing activities	(9.4)	(28.0)	18.6
Net cash used in financing activities	(112.4)	(87.1)	(25.3)

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

For the nine months ended September 30, 2020, the net decrease in cash provided by operating activities of $32.4 million was primarily the result of the following:

●	Cadillac – following the fire in September 2019, the project was non-operational through August 20, 2020, which resulted in an $8.8 million negative impact on cash flows provided by operations. This decrease was partially offset by insurance proceeds. We received insurance proceeds of $19.7 million related to the

Cadillac fire, of which $7.0 million related to operating activities, including $6.2 million for business interruption losses and $0.8 million for fuel inventory losses;

●	Working capital – changes in working capital resulted in a $14.3 million decrease in cash flows from operating activities from the comparable 2019 period. The unfavorable change in working capital is primarily due to the timing of cash disbursements for payables at Cadillac for repair work and at Morris in preparation for a maintenance outage later in 2020;

●	Hydrological conditions – lower water flows at our Curtis Palmer project, partially offset by higher water flows at our Mamquam project, had a $5.5 million negative impact on cash flows provided by operating activities;

●	Distributions from unconsolidated affiliates – we received $4.1 million less in distributions from our unconsolidated affiliates than the comparable 2019 period, primarily at Chambers which began repaying principal on its project-level debt in the fourth quarter of 2019; and

●	New contracts – A $3.2 million negative impact on cash flows provided by operating activities at Oxnard due to the new RMR contract, effective from June 2020 through December 2020, which provides for lower energy and capacity revenue than the previous contract; and a $1.7 million negative impact on cash flows provided by operating activities at Williams Lake, primarily due to contractual curtailment of the project from April through July 2020 in accordance with the project’s new energy purchase agreement that became effective in October 2019 and a $2.3 million increase in maintenance expenses associated with replacement of the cooling tower.

Investing Activities

For the nine months ended September 30, 2020, the net decrease in cash used in investing activities of $18.6 million was primarily the result of the following:

●	Insurance proceeds – we received insurance proceeds of $19.7 million related to the Cadillac fire, of which $12.7 million related to property, plant and equipment;

●	Investment in unconsolidated affiliates – we paid $18.7 million in the comparable 2019 period to acquire a 50% interest in Craven and a 30% interest in Grayling in August 2019; and

●	Acquisitions – we paid $10.0 million in the comparable 2019 period to complete the acquisition of Dorchester and Allendale in July 2019.

These decreases were partially offset by the following increase in cash used in investing activities:

●	Capitalized plant additions – capitalized plant additions were $22.1 million higher in the nine months ended September 30, 2020 than the comparable 2019 period, primarily due to repairs at Cadillac.

Financing Activities

For the nine months ended September 30, 2020, the net increase in cash used in financing activities of $25.3 million was primarily the result of the following:

●	Common share repurchases – we paid $41.6 million (which includes $25.8 million for the SIB, including transaction costs) in the nine months ended September 30, 2020 to repurchase and cancel common shares as compared to $0.8 million in the comparative 2019 period;

●	Corporate and project-level debt repayments – we made $4.8 million greater principal payments than the comparable 2019 period; and

●	Deferred financing costs – we incurred $1.6 million of deferred financing costs related to amending the Term Loan and the Revolver in the nine months ended September 30, 2020.

These increases were partially offset by the following decreases in cash flows used in financing activities:

●	Convertible debenture redemptions – we paid $18.5 million to redeem and cancel the Series D Debentures in the comparable 2019 period;

●	Preferred share repurchases – we paid $6.4 million to repurchase and cancel preferred shares as compared to $8.0 million in the comparable 2019 period; and

●	Vested LTIP – we made $1.3 million of lower cash payments for vested LTIP tax withholdings than in the comparable 2019 period.

Corporate Debt

The following table summarizes the maturities of our corporate debt at September 30, 2020:

			Remaining
	Maturity	Interest	Principal
	Date	Rates	Repayments	2020	2021	2022	2023	2024	Thereafter
Senior secured term loan facility(1)	April 2025	4.73%	$326.0	$18.5	$93.0	$106.0	$60.0	$36.0	$12.5
MTNs	June 2036	5.95%	157.4	—	—	—	—	—	157.4
Convertible Debenture	January 2025	6.00%	86.2	—	—	—	—	—	86.2
Total Corporate Debt			$569.6	$18.5	$93.0	$106.0	$60.0	$36.0	$256.1
(1)	The Term Loan Facility contains a mandatory amortization feature determined by using the greater of (i) 50% of the cash flow of APLP Holdings and its subsidiaries that remains after the application of funds, in accordance with a customary priority, to operations and maintenance expenses of APLP Holdings and its subsidiaries, debt service on the Term Loan Facility and the 5.95% MTNs, letters of credit costs to meet the requirements of the debt service reserve account, debt service on other permitted debt of APLP Holdings and its subsidiaries, capital expenditures permitted under the Term Loan Facility, and payment on the preferred equity issued by APPEL, a subsidiary of APLP Holdings or (ii) such other amount up to 100% of the cash flow described in clause (i) above that is required to reduce the aggregate principal amount of the Term Loan Facility outstanding to achieve a target principal amount that declines quarterly based on a pre-determined specified schedule. Note that failing to meet the mandatory amortization requirements is not an event of default, but could result in APLP Holdings being unable to make distributions to Atlantic Power Corporation and APPEL being unable to pay dividends to its shareholders. The amortization profile in the table above is based on principal payments according to the targeted principal amount described in (ii) above through 2022 based on the schedule as amended in January 2020. After 2022, the amortization profile is based on (i) above and is an estimate, subject to change. See Note 5, Long-term debt for more information on our Credit Facilities.

Project-Level Debt

Project-level debt of our consolidated projects is secured by the respective project and its contracts with no other recourse to us. Project-level debt generally amortizes during the term of the respective revenue-generating contracts of the projects. The following table summarizes the maturities of project-level debt. The amounts represent our share of the non-recourse project-level debt balances at September 30, 2020. Project-level debt agreements contain covenants that restrict the amount of cash distributed by the project if certain debt service coverage ratios are not attained. At November 6, 2020, all of our projects except for Cadillac were in compliance with the covenants contained in project-level debt. Projects that do not meet their debt service coverage ratios are limited from making distributions, but are not callable or subject to acceleration under the terms of their debt agreements.

The Cadillac Term Loan contains various affirmative and negative covenants which relate to, including, among other things, the operation of the Cadillac plant, compliance with laws, incurrence of additional debt and restricted payments (as defined in the Cadillac Term Loan). One of the negative covenants requires the Cadillac project to meet certain key financial ratios, including a debt service coverage ratio (as defined in the Cadillac Term Loan). Beginning March 31, 2020, and as of September 30, 2020, we determined that the Cadillac project did not fulfill the debt service coverage ratio as required by the Cadillac Term Loan. Due to the breach of the covenant, the Cadillac project is prevented from making restricted payments (as defined in the Cadillac Term Loan) until several conditions are met, including, among other things, (i) the debt service coverage ratio for the most-recently ended period of four consecutive fiscal quarters is at least 1.2 to 1.0, and (ii) the projected debt service coverage ratio for the four consecutive fiscal quarters immediately following the period described in (i) is at least 1.2 to 1.0. We have not made any restricted payments (as defined in the Cadillac Term Loan) since July 31, 2019.

The range of interest rates presented represents the rates in effect at September 30, 2020. The amounts listed below are in millions of U.S. dollars, except as otherwise stated.

					Total
					Remaining
	Maturity	Range of			Principal
	Date	Interest Rates			Repayments	2020	2021	2022	2023	2024	Thereafter
Consolidated Projects:
Cadillac	August 2025	6.26%	-	6.38%	$15.6	$0.8	$2.7	$3.3	$3.3	$3.7	$1.8
Total Consolidated Projects					15.6	0.8	2.7	3.3	3.3	3.7	1.8
Equity Method Projects:
Chambers(1)	December 2023	5.00%			34.6	3.9	8.8	10.1	11.8	—	—
Total Equity Method Projects					34.6	3.9	8.8	10.1	11.8	—	—
Total Project-Level Debt					$50.2	$4.7	$11.5	$13.4	$15.1	$3.7	$1.8
(1)	The above table does not include our $0.8 million proportionate share of issuance premiums.

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

Excluding reconstruction costs at Cadillac, we expect to reinvest approximately $4.0 million in 2020 (of which $2.6 million was reinvested in the nine months ended September 30, 2020) in our portfolio, including equity method investments, in the form of project capital expenditures, and incur $32.8 million of maintenance expenses (of which $24.4 million was incurred in the nine months ended September 30, 2020). Such investments are generally paid at the project level. See “Liquidity and Capital Resources—Capital and Maintenance Expenditures” in our Annual Report on Form 10-K for the year ended December 31, 2019. We do not expect any other material or unusual requirements for cash outflows for 2020 for capital expenditures or other required investments. We believe that we will be able to generate sufficient amounts of cash and cash equivalents to maintain our operations and meet obligations as they become due for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2020, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 except as follows:

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which has spread from China to many other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. Although certain governments have begun the process of easing their respective restrictions on individuals and businesses, there is material variation in the requirements to lift and reimpose restrictions and the pace at which those restrictions are being lifted and reimposed between jurisdictions. In some jurisdictions, increases in new cases of COVID-19 have led to reinstatement of restrictions on individuals and businesses.

The COVID-19 pandemic has caused, and is expected to continue to cause, the global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic, including any resurgence in cases, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our business and results of operations, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our business and results of operations depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures) and the need to reimpose restrictions; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs (or their failure to implement additional stimulus measures); general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery if and when the COVID-19 pandemic subsides.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities in both the United States and Canada to date consistent with federal guidelines and state, provincial and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects, including the reimposition of restrictions in response to a resurgence in cases. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flow. COVID-19 may affect us by (i) reducing economic activity, thereby resulting in lower demand for electricity consumption (with related effects of pricing), (ii) impairing our supply chain (for example, by limiting the manufacturing of materials or the supply of services used in our operations), and (iii) affecting the health of our workforce, rendering employees unable to work or travel. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. While the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatements is difficult to predict and may materially affect our operations in the future. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our business and financial performance. We continue to monitor guidelines proposed by federal, state, provincial and local governments with respect to the proposed “reopening” measures, which may change over time depending on public health, safety and other considerations. We are continuing to focus on the safety and protection of our workforce by continuing to implement additional safety protocols in light of COVID-19.

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

All purchases made under the NCIBs will be made through the facilities of the TSX or other Canadian designated exchanges and published marketplaces and in accordance with the rules of the TSX at market prices prevailing at the time of purchase. Common share purchases under the NCIBs may also be made on the NYSE in compliance with Rule 10b-18 under the Exchange Act, or other designated exchanges and published marketplaces in the United States in accordance with applicable regulatory requirements. The ability to make certain purchases through the facilities of the NYSE is subject to regulatory approval.

For the nine months ended September 30, 2020, we repurchased and cancelled 7,540,105 common shares under the NCIB at a total cost of $15.8 million.

In the nine months ended September 30, 2020, we also repurchased and cancelled 381,794 Series 1 Shares, 62,365 Series 2 Shares and 120,000 Series 3 Shares of APPEL at a total cost of $6.4 million. As a result of the repurchase, a $7.4 million loss was attributed to the preferred shares of a subsidiary company in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Beginning on March 25, 2020, we commenced a Substantial Issuer Bid (“SIB”) (described below) that expired on April 30, 2020. During the time the SIB was active, the NCIB was suspended for the purchase of common shares and Series E Debentures, but not for the preferred shares of APPEL.

The following table provides purchases of common equity securities by Atlantic Power Corporation and affiliated purchasers for the period of July 1, 2020 through September 30, 2020 under the NCIB:

Common Shares
			Total Number of Shares	Dollar Value of Maximum Number
	Total Number of	Average Price Paid	as Part of a Publicly Announced	of Shares to be Purchased Under
Purchase Period	Shares Purchased	Per Share	Purchase Plan	the Plan
7/1/2020 - 7/30/2020	2,729,780	$2.01	2,729,780
8/1/2020 - 8/31/2020	—	—	—
9/1/2020 - 9/30/2020	—	—	—	$6,077,388	(1)
Total	2,729,780		2,729,780
(1)	Under the NCIB, we may purchase up to a total of 10,578,799 common shares. Through September 30, 2020, we have repurchased a cumulative 7,540,105 shares and we are authorized to purchase up to an additional 3,038,694 common shares under the NCIB. Our plan does not obligate the Company to acquire any specific number of shares. The $6.1 million dollar value of maximum number of shares that may be purchased under the NCIB is based on the $2.00 average share price for the month of September 2020.
(2)	The Board authorization permits the Company to repurchase common and preferred shares and convertible debentures. Therefore, in addition to the current NCIBs, from time to time we may repurchase our securities, including our common shares, our convertible debentures and our APPEL preferred shares through open market purchases, including pursuant to one or more “Rule 10b5-1 plans” pursuant to such provision under the Exchange Act, NCIBs, issuer self tender or substantial issuer bids, or in privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions, other market opportunities and other factors. Any share repurchases outside of previously authorized NCIBs would be effected after taking into account our then current cash position and then anticipated cash obligations or business opportunities.

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

Date: November 9, 2020	Atlantic Power Corporation

	By:	/s/ Terrence Ronan
		Name:	Terrence Ronan
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)